Form 10-Q
period 1993-12-28
NATIONAL PIZZA CO/KS
filed 1994-02-09
CIK 748714

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Fiscal Quarter Ended December 28, 1993
                        Commission File Number 0-13007



                            NATIONAL PIZZA COMPANY
             (Exact name of registrant as specified in its charter)



	        Kansas	                                       48-0817298
	(State of Incorporation)	             (I.R.S. Employer Identification Number)


                    720 W. 20th Street, Pittsburg, KS  66762
                    (Address of principal executive offices)


         Registrant's telephone number, including area code (316) 231-3390




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ____



The number of shares outstanding of each of the registrant's classes of common stock as of January 28, 1994:

Class A Common Stock, $0.01 par value - 12,581,006
Class B Common Stock, $0.01 par value - 12,430,487

[TEXT]
                                NATIONAL PIZZA COMPANY


                                         INDEX


	                                                            PAGE

PART I. 	FINANCIAL INFORMATION

	Condensed Consolidated Balance Sheets --
		December 28, 1993 and March 30, 1993	                       3

	Condensed Consolidated Statements of Income --
			For the Thirteen Weeks and Thirty Nine Weeks
			Ended December 28, 1993 and December 29, 1992	             4

	Condensed Consolidated Statements of Cash Flows --
			For the Thirty Nine Weeks Ended
			December 28, 1993 and December 29, 1992	                   5

	Notes to Condensed Consolidated Financial Statements	        6

	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	             7


PART II.	OTHER INFORMATION

	Item 6.  Exhibits and Reports on Form 8-K	                  13

                          PART I - FINANCIAL INFORMATION

                              National Pizza Company
                       Condensed Consolidated Balance Sheets
                                  (Unaudited)
                  	                            		Dec. 28, 1993	 March 30, 1993
ASSETS
Current assets:
 Cash and cash equivalents 		                     $  6,891,000	  $  6,195,000
	Notes and accounts receivable                     		4,336,000	     1,014,000
	Inventories of food and supplies	                  	3,542,000    	 2,436,000
	Prepaid expenses and other current assets		         2,886,000      1,154,000
                                                 -----------------------------
Total current assets	                              	17,655,000	    10,799,000

Facilities and equipment, net	                    	150,069,000   	147,127,000

Franchise rights 		                                 20,926,000 	   21,778,000

Goodwill, less accumulated amortization		           34,671,000	    17,673,000

Other assets 		                                      7,454,000	     6,931,000
                                                 -----------------------------
                                              	  	$230,775,000	  $204,308,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable		                               $ 15,283,000	  $ 13,137,000
	Payroll taxes		                                     1,997,000	     1,315,000
	Accrued interest		                                  1,188,000	     1,066,000
	Accrued payroll		                                   4,730,000     	2,907,000
	Other accrued liabilities                        		11,437,000     	8,073,000
	Current portion of long-term debt	                 	1,178,000	       662,000
                                                  ----------------------------
Total current liabilities		                         35,813,000	    27,160,000

Long-term debt and obligations
under capital leases		                              90,282,000    	79,078,000
Deferred income taxes and other 		                   9,064,000     	8,634,000

Stockholders' equity:
	Class A Common Stock	                                	139,000       	139,000
	Class B Common Stock		                                137,000	       137,000
Paid-in capital		                                   22,334,000    	22,368,000
Retained earnings		                                 92,341,000	    84,405,000
                                                  ----------------------------
			                                                114,951,000	   107,049,000

Less treasury stock 	                              (19,335,000)	  (17,613,000)
                                                 -----------------------------
Total stockholders' equity		                        95,616,000	    89,436,000
                                                 -----------------------------
	                                              		 $230,775,000	  $204,308,000

               See notes to condensed consolidated financial statements.

                              National Pizza Company
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                             For the 13 Weeks Ended	     For the 39 Weeks Ended
               	             Dec. 28,	     Dec. 29,	     Dec. 28,	     Dec. 29,
																																 1993								 	1992          1993          1992

Net sales 										 					$81,873,000	 $69,023,000   $246,472,000	 $210,688,000
Franchise revenues										1,626,000	      98,000	     3,565,000       261,000
                         -------------------------------------------------------
Total revenues		           83,499,000	  69,121,000	   250,037,000	  210,949,000

Cost of sales	            	24,348,000	  19,741,000	    73,481,000	   61,169,000
                         -------------------------------------------------------
	                         	59,151,000	  49,380,000	   176,556,000	  149,780,000

Direct labor costs	       	23,923,000	  19,192,000	    72,154,000	   58,879,000
Operating expenses 	      	22,594,000	  19,869,000	    66,467,000	   59,809,000
General and admin exp	      6,768,000	   4,970,000	    20,081,000	   15,777,000
                         -------------------------------------------------------
                           53,285,000	  44,031,000	   158,702,000   134,465,000

Operating income		          5,866,000	   5,349,000	    17,854,000	   15,315,000

Interest expense		         (1,756,000)	 (1,598,000)	   (5,011,000)	  (4,783,000)
Other income (expense)	       381,000	     (21,000)	      157,000	       69,000
                        --------------------------------------------------------
Income before
income taxes                4,491,000	   3,730,000	    13,000,000	   10,601,000

Provision for
income taxes	               1,751,000	   1,436,000	     5,064,000	    3,981,000
                        --------------------------------------------------------
Net income	                $2,740,000	  $2,294,000	    $7,936,000	   $6,620,000

Earnings per share 	           $ 0.11	      $ 0.09	        $ 0.32	      $  0.25

Weighted average
shares outstanding         25,083,088	  25,851,078	    25,186,218	   26,053,694

            See notes to condensed consolidated financial statements.

                                 National Pizza Company
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)
	                                             For the Thirty Nine Weeks Ended
	                                             Dec. 28, 1993	    Dec. 29, 1992

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	                                    $ 7,936,000	       $ 6,620,000
Non-cash items included in net income:
	Depreciation and amortization	                 17,982,000	        13,959,000
	Deferred income taxes and other	                  160,000	          (189,000)

Change in assets and liabilities,
net of acquisitions:
	Notes and accounts receivable	                   (440,000)	         (292,000)
	Inventories of food and supplies	                 182,000	           166,000
	Prepaid expenses and other current assets	       (894,000)	         (276,000)
	Accounts payable	                                  89,000	           494,000
	Payroll taxes	                                    682,000	          (471,000)
	Accrued interest	                                 122,000	           210,000
	Accrued payroll 	                               1,073,000	           854,000
	Other accrued liabilities	                       (950,000)	        1,158,000
                                               -------------------------------
	Net cash flows from operating activities	      25,942,000        	22,233,000


CASH FLOWS USED BY INVESTING ACTIVITIES:
Acquisition of NRH Corporation, net of cash	   (19,370,000)            	- - -
Capital expenditures, net	                      (9,190,000)     	 (12,299,000)
Acquisition of Intangible Assets	                  (15,000)	            - - -
Changes in other assets, net	                    2,102,000	           106,000
Proceeds from sale of capital assets	              552,000	             - - -
                                              ---------------------------------
	Net cash flows used by investing activities	  (25,921,000)      	(12,193,000)


CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Purchase of treasury stock	                    (1,761,000)        	(6,556,000)
Net change in revolving credit agreements	     16,200,000	        (24,980,000)
Proceeds from the issuance of long-term debt       	- - - 	        25,000,000
Payment of long-term debt	                    (13,770,000)	        (2,699,000)
Exercise of stock options                          	6,000	              9,000
                                              --------------------------------
	Net cash flows from (used by)
financing activities                             	675,000	         (9,226,000)
                                              --------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS	          696,000            	814,000

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD		            												6,195,000	          5,998,000
                                              --------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD				$ 6,891,000	        $ 6,812,000

               See notes to condensed consolidated financial statements.

                                National Pizza Company
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1

	In the opinion of Management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 28, 1993 and March 30, 1993, the results of operations for the fiscal quarters and cumulative periods ended December 28, 1993 and December 29, 1992 and the statements of cash flows for the three fiscal quarters ended December 28, 1993 and December 29, 1992.

	NRH Corporation, a wholly owned subsidiary of the Company, was acquired on June 8, 1993. The Catering division, whose operations were not material to the company as a whole, was sold on November 18, 1993.

	These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report on Form 10-K for the fiscal year ended March 30, 1993.


Note 2

	There were cash payments for income taxes of $4.4 million in the thirty nine weeks ended December 28, 1993 and $4.2 million in the thirty nine weeks ended December 29, 1992. Cash paid for interest for the thirty nine weeks ended December 28, 1993 and December 29, 1992 was $4.9 million and $4.3 million, respectively.

                                 National Pizza Company
                        Management's Discussion and Analysis
                   of Financial Condition and Results of Operations


At December 28, 1993, National Pizza Company owned and operated 260 Pizza Hut restaurants and 99 delivery kitchens in 13 states. The Company's pizza restaurants are generally free standing, full table service restaurants which offer high quality and moderately priced pizza, pasta, sandwiches and a salad bar. Beverage service includes soft drinks and, in most restaurants, beer. Delivery kitchens provide home delivery and carry out of pizza products, but they do not have dining facilities, salad bars or beer.

On the same date, the Company owned and operated 188 and franchised 18 quick service seafood Skipper's restaurants in 12 western states and British Columbia. Skipper's offers a limited menu including fish, shrimp and clams. Each restaurant features a casual atmosphere and beer is served in most locations.

On June 8, 1993, the Company purchased the stock of NRH Corporation. NRH is the owner and operator of 26 Tony Roma's restaurants in four states, and franchisor of 132 restaurants in 19 domestic states and nine foreign countries at December 28, 1993. Tony Roma's is a casual theme restaurant chain known as "A Place for Ribs", but also offers a variety of menu choices including chicken, steaks and salads.

                          Pizza Hut Operations & Catering
	                                     For the Thirteen Weeks Ended
	                               December 28, 1993	        December 29, 1992
                            	Restaurants	  Delivery    	Restaurants	  Delivery

Net Sales	                  $39,590,000 	$13,585,000  	$35,943,000 	$13,188,000

Percentage of net sales:
	Cost of sales	                   26.2%	       25.2%	        25.3%	       24.3%
	Direct labor costs               25.7%	       32.2%	        25.9%	       30.4%
	Operating expenses               25.2%	       23.6%	        27.3%	       25.6%
                            ----------------------------------------------------
  		                              77.1%	       81.0%	        88.5%	       80.3%

Operating profit                  22.9%	       19.0%	        21.5%	       19.7%

                                     		For the Thirty Nine Weeks Ended
                              		December 28, 1993          	December 29, 1992
	                          Restaurants	    Delivery 	   Restaurants	   Delivery
Net Sales	                $120,997,000	  $40,988,000   $109,075,000	 $40,247,000

Percentage of net sales:
	Cost of sales	                  26.6%	        25.7%	         26.2%	       25.2%
	Direct labor costs             	26.6%	        33.0%	         26.2%	       31.1%
	Operating expenses	             24.9%        	24.0%	         26.4%	       25.5%
                          ------------------------------------------------------
		                               78.1%	        82.7%	         78.8%	       81.8%

Operating profit                	21.9%	        17.3%	         21.2%	       18.2%

Number of units	                   260	           99	           262	          97


Comparison of Pizza Hut Operating Results for the Thirteen Weeks Ended December 28, 1993 with the Thirteen Weeks Ended December 29, 1992

Net sales from Pizza Hut operations for the thirteen weeks ended December 28, 1993, were $53.2 million, up 8.2% over the same period in the prior fiscal year. Sales in comparable restaurants and delivery kitchens open in excess of twelve months increased approximately 11.4% on a real basis over the same quarter a year earlier, reflecting continued impact from the value-priced BIGFOOT pizza and successful national marketing campaigns.

The Company sold its catering operations on November 18, 1993, which primarily served as the concessionaire for a multi-purpose arena in Memphis, Tennessee. The Company recorded $250,000 in sales from its concession and catering division for the thirteen weeks ended December 28, 1993, but the division was never material to the overall operations of the Company. National Pizza will continue to operate a Pizza Hut carry-out stand within the facility.

Management anticipates, based on the economic environment and competitive conditions, comparable unit sales in real dollars will increase due to the positive results generated from new products and increased consumer confidence.

Cost of sales in the Pizza Hut operations--as a percentage of net sales--for the thirteen weeks ended December 28, 1993 (26.0%) increased when compared with the cost of sales percentage for the thirteen weeks ended December 29, 1992 (25.0%). This increase principally reflects higher cheese prices, which accounts for approximately 40% of a pizza's cost, and higher food costs associated with the BIGFOOT pizza. Cost of sales includes food and beverage costs and the expense of paper takeout supplies.

Direct labor in the Pizza Hut operations increased to 27.3% of net sales for the most recent quarter, compared with 27.1% for the comparable quarter a year ago. This increase is principally a result of higher worker's compensation costs.

The third fiscal quarter percentages for cost of sales and direct labor show continued operating improvement during the current fiscal year.

Overall operating expenses continued to decrease as a percentage of sales, to 24.8% for the quarter ended December 28, 1993 from 26.8% for the quarter ended December 29, 1992. Major operating expenses in the Pizza Hut division include advertising, depreciation and amortization, and rent.


Comparison of Pizza Hut Operating Results for the Thirty Nine Weeks Ended December 28, 1993 with the Thirty Nine Weeks Ended December 29, 1992

Pizza Hut operations increased fiscal year-to-date net sales by $12.7 million, or 8.5%, partially due to the introduction of BIGFOOT. In addition, the Pizza Hut luncheon buffet, introduced in most markets by December, 1992, significantly increased lunch sales. The Company experienced higher labor and food costs associated with these two introductions due to the nature of the products. Operating costs as a percent of sales are lower due to a higher sales base and a redirected marketing approach relying more on national marketing and less on local store marketing. This has reduced marketing costs by over 10%.

On September 29, 1993, the Company appointed Mr. Marty Couk, previously the Company's Vice President of Operations for the Pizza Hut division, to the top position of that division with the transfer of Mr. Bob Page to Tony Roma's operations. Mr. Page will serve as Tony Roma's Chief Operating Officer.

The Company incurred some business interruption and clean-up expenses due to the earthquake in Los Angeles, California. All restaurants were fully operating within ten days following the January 17, 1994 quake, and the Company does not expect the event to materially affect Pizza Hut operations.



                                    Skipper's Operations

                                             For the Thirteen Weeks Ended
                                       December 28, 1993	   December 29, 1992
Total Revenues	                              $18,717,000	        $ 19,551,000

Percentage of revenue:
	Cost of sales	                                    36.6%	               37.7%
	Direct labor costs                               	31.4%	               29.6%
	Operating expenses	                               31.8%	               33.5%
                                             ---------------------------------
		                                                 99.8%	              100.8%

Operating profit                                   	0.2%	               (0.8)%

                                          	For the Thirty Nine Weeks Ended
                                     	 December 28, 1993	    December 29, 1992
Total Revenues	                             $ 61,142,000	         $60,656,000

Percentage of revenue:
	Cost of sales	                                     37.1%              	36.6%
	Direct labor costs	                                30.3%              	29.0%
	Operating expenses	                                30.2%	              33.3%
                                       ---------------------------------------
	                                                  	97.6%	              98.9%

Operating profit	                                    2.4%	               1.1%

Number of Company units	                              188	                192

Comparison of Skipper's Operating Results for the Thirteen Weeks Ended December 28, 1993 with the Thirteen Weeks Ended December 29, 1992

Early in the fiscal year, Skipper's relied less on coupons and adopted an "everyday low pricing" strategy to increase customer traffic. Customer counts rose in the first two quarters but declined 5% in the third fiscal quarter ended December 28, 1993 (from the comparable quarter a year earlier) when the Company began promoting meals with higher contribution margins in an attempt to enhance overall operating returns. While this adjustment slightly benefited margins, customers reacted with fewer visits. Skippers has since returned to marketing its value pricing strategy. Sales were down 2.7% on a nominal basis in the quarter ended December 28, 1993, when compared with the same quarter a year earlier.

Cost of sales--as a percentage of net sales--decreased 1.1% of revenue in the thirteen weeks ended December 28, 1993 when compared with the thirteen weeks ended December 29, 1992. Most of this decrease was attributable to meals with higher margin contribution.

Direct labor costs, consisting of wages, taxes and related fringe benefits, increased 1.8% of revenues over the same period in the prior year. Skipper's English-Style product, which requires additional preparation time, is the primary reason for this increase, along with higher workers' compensation costs.

Restaurant operating expenses, in dollars, have declined in each of the last six quarters. Much of the decline is attributable to a reduction in advertising expenditures. Skipper's reduced the amount of coupon advertising when it adopted its new pricing strategy.



Comparison of Skipper's Operating Results for the Thirty Nine Weeks Ended December 28, 1993 with the Thirty Nine Weeks Ended December 29, 1992

Sales improved slightly for the three fiscal quarters ended December 28, 1993, as compared with the three fiscal quarters a year ago. Franchising revenues from the 18 franchised stores were down minimally for the three comparable periods. Cost of sales and labor have increased due to the introduction of Skipper's new English-Style fish in May, 1993.

Management anticipates, based on the economic environment and competitive conditions, comparable unit sales in real dollars will slightly increase due to positive guest reaction to lower menu prices and acceptance of new products. On September 21, 1993, the Company announced that Mr. J. Frank Brown joined the Company as President of Skipper's, Inc. Mr. Brown has previous experience with another quick serve seafood chain.


                                    Tony Roma's Operations

                                	For the Thirteen Weeks Ended
                                           	December 28, 1993
Restaurant Sales	                                   9,818,000
Net Franchise Revenues	                             1,536,000
                                 --------------------------------------------
Total Revenues	                                   $11,354,000

Percentage of revenue:
	Cost of sales	                                         31.5%
	Direct labor costs	                                    30.2%
	Operating expenses	                                    29.1%
                                  -------------------------------------------
	                                                      	90.8%

Operating profit	                                        9.2%

	                                      For the Twenty Nine Weeks Ended
                                             	December 28, 1993
Restaurant Sales	                                  22,312,000
Net Franchise Revenues	                             3,312,000
                                       ---------------------------------------
Total Revenues	                                   $25,624,000

Percentage of revenue:
	Cost of sales	                                         29.7%
	Direct labor costs	                                    29.4%
	Operating expenses	                                    29.5%
                                        --------------------------------------
                                                      		88.5%
Operating profit                                       	11.5%

Number of Company units                                   	26
Number of Franchised units	                               132

Analysis of Tony Roma's Operating Results for the Thirteen Weeks ended December 28, 1993

On June 8, 1993, National Pizza Company completed its acquisition of NRH Corporation, owner and franchisor of Tony Roma's A Place for Ribs. Comparable sales for the thirteen weeks ended December 28, 1993, were down 9.6% when compared with the similar period in the prior year, reflective of the positive sales impact caused by Hurricane Andrew in August, 1992. In addition, five Florida locations are under extensive remodeling, which further suppresses the current quarter's sales. Franchising operations contributed approximately 13.5% of Tony Roma's total revenue for the fiscal quarter


One reason cited for the acquisition of Tony Roma's was to provide a growth vehicle for the Company. Management currently anticipates opening six to seven company-owned restaurants in the next fiscal year.


Analysis of Tony Roma's Operating Results for the Twenty Nine Weeks ended December 28, 1993

Since the acquisition of NRH Corporation on June 8, 1993, the Company has focused on providing marketing support in an attempt to increase sales, gaining efficiencies through the consolidation of backoffice operations, and funding the renovation of existing units and the building of new the Company.

The Company restaurant in Northridge, California experienced structural damage as a result of the Los Angeles earthquake on January 17, 1994, and two stores in the area were also temporarily closed for cleanup and equipment repair. This incident may have some affect on Tony Roma's operating results, but will not affect the Company as a whole. The Company is in the process of preparing an insurance claim for the business interruption, reconstruction and clean-up of the damaged stores.


                                  Consolidated Results

Comparison of Operating Results for the Thirteen Weeks Ended
December 28, 1993 with the Thirteen Weeks Ended December 29, 1992

Overall sales for the thirteen weeks ended December 28, 1993 were $83.5 million, an increase of $14.4 million, or 20.8% when compared with $69.1 million for the thirteen weeks ended December 29, 1992. Of this increase, $11.4 million is attributable to new sales and franchise revenues from the Tony Roma's acquisition.

General and administrative expenses--as a percentage of sales--rose in the thirteen weeks ended December 28, 1993 (8.1%), when compared with the thirteen weeks ended December 29, 1992 (7.2%). The thirteen weeks ended December 28, 1993 includes the absorption of some administrative costs and amortization of certain intangibles associated with the Tony Roma's operations. Major expenses in these costs principally include corporate salaries, amortization of intangible assets, and bank service charges.

Interest expense rose slightly when comparing the three quarterly periods, resulting from higher debt levels related to the Tony Roma's acquisition in June, 1993.

Net income for the thirteen weeks ended December 28, 1993, was $2.7 million, a 20% increase over the $2.3 million reported for the thirteen weeks ended December 29, 1992. As a result of the increased corporate tax rate to 35% from 34%, the Company raised its effective tax rate to 39.0%, compared with 38.5% for the quarter ended December 29, 1992. The Company anticipates using a 39.0% effective tax rate for the remainder of the fiscal year ended March 29, 1994.



Comparison of Operating Results for the Thirty Nine Weeks Ended
December 28, 1993 with the Thirty Nine Weeks Ended December 29, 1992

Sales for the thirty nine weeks ended December 28, 1993 were $250 million, up $39.1 million from the same thirty nine week period ended December 29, 1992. More than half of this increase ($25.6 million) is due to new revenues generated from Tony Roma's, which was acquired June 8, 1993. The remainder is primarily attributable to increased sales at the Company's Pizza Hut operations and improving results in the Skipper's operations.

General and Administrative costs rose slightly as a percent of sales for the three fiscal quarters ended December 28, 1993 (8.0%) when compared with the three fiscal quarters ended December 29, 1992 (7.5%). In addition, federal and state taxes rose from 36.0% for the fiscal quarter ended June 30, 1992 to 38.5% for the fiscal quarter ended December 29, 1992, because of the temporary suspension of the Targeted Jobs Tax Credit. In this fiscal year, the effective tax rate was 38.5% for the fiscal quarter ended June 29, 1993, 39.4% for the fiscal quarter ended September 28, 1993 because of the retroactive change in statutory corporate income tax rate and 39.0% for the fiscal quarter ended December 28, 1993.


                    Liquidity, Capital Resources and Cash Flows

On December 28, 1993, the Company had a working capital deficit of $18.1 million ($14.0 million deficit at December 29, 1992). Like most restaurant businesses, the Company is able to operate with a working capital deficit because substantially all of its sales are for cash, while it generally receives credit from trade suppliers. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, the Company uses all available liquid assets to reduce borrowings under its line of credit.

Net cash flows from operating activities increased $3.7 million when comparing the thirteen weeks ended December 28, 1993 with the comparable quarter a year earlier. This 17% increase is mostly attributable to higher operating income on greater revenues.

The Company completed the acquisition of NRH Corporation on June 8, 1993, for an aggregate cash consideration of $20.4 million plus operating cash flow subsequent to the date of the preliminary agreement. The Company increased its line of credit to $45.0 million on June 11, 1993 and funded the transaction through borrowings available under the line.

The Company anticipates cash flow from operations will provide sufficient capital to fund continuing expansion and improvements, to service debt obligations and to develop new restaurants in existing territories. Future acquisitions may require additional debt or capital resources.


                       Seasonality and Effects of Inflation

The Company's highest revenues and earnings occur historically in its first and second fiscal quarters, April through September. During fiscal 1992 and 1993, however, the Company experienced its highest level of revenue during the fourth fiscal quarter.

Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Because most of the Company's employees are paid hourly rates related to federal and state minimum wage and tip credit laws, changes in these laws will result in increases in the Company's labor costs. Legislation mandating health coverage for employees, if passed, will increase benefit costs since most hourly restaurant employees are not currently covered under Company plans. The Company cannot always effect immediate price increases to offset higher costs, and no assurance can be given that the Company will be able to do so in the future.

Increases in interest rates could directly affect the Company's operations.

                               PART II. OTHER INFORMATION


Item 6. Exhibits filed as part of this Report and Reports on Form 8-K

	(a)	Exhibits

		The following Exhibit is filed as part of this Report:

			Exhibit 11 - Statement Regarding Computation of Per Share Earnings - Page 14

	(b)	Reports on Forms 8-K

		No reports on Forms 8-K were filed during the quarter ended December 28, 1993:

Signature

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                							NATIONAL PIZZA COMPANY
							                                    	(Registrant)



DATE:	February 8, 1994												_____/s James K. Schwartz_________________
							                           James K. Schwartz
							                           Vice President, Chief Financial Officer
							                           Principal Financial Officer


DATE:	February 8, 1994				        _____/s Douglas K. Stuckey________________
							                           Douglas K. Stuckey
							                           Corporate Controller, Chief Accounting Officer
							                           Principal Accounting Officer

                                 Exhibit 11

                            National Pizza Company
             Statement Regarding Computation of Per Share Earnings

                                	Thirteen Weeks Ending	  Thirty Nine Weeks Ended
    	                              Dec. 28,  	Dec. 29,	     Dec. 28,	  Dec. 29,
                                      	1993	      1992         	1993      	1992

PRIMARY
Shares outstanding
at beginning of period	         25,026,493  26,172,494   25,284,622	 26,367,194

Weighted average of
shares issued and
(reacquired) during period			      (14,670)	  (361,904)   	(164,687)	  (374,580)

Assuming exercise of
options and warrants
reduced by the number
of shares which could have
been purchased with the
proceeds from exercise	            56,535	      40,487      	61,077     	61,080

Shares outstanding
for computation of
per share earnings            	25,068,358	  25,851,077	  25,181,012	 26,053,694

Net income	                    $2,740,000	  $2,294,000	  $7,936,000	 $6,620,000

Earnings per share	                $ 0.11	      $ 0.09	      $ 0.32	     $ 0.25



FULLY DILUTED

Shares outstanding at
beginning of period	          25,026,493	 26,172,494	   25,284,622   26,367,194

Weighted average of
shares issued and
(reacquired) during period	     (14,670)	   (361,904)	    (164,687)	   (374,580)

Assuming exercise of
options and warrants
reduced by the number
of shares which could
have been purchased with
the proceeds from exercise	      71,266	      40,487	       66,283	      61,080

Shares outstanding
for computation of
per share earnings	          25,083,088	  25,851,077	   25,186,218	  26,053,694

Net income	                  $2,740,000	  $2,294,000	   $7,936,000	  $6,620,000

Earnings per share	              $ 0.11	      $ 0.09	       $ 0.32	      $ 0.25