Form 10-K
period 1994-03-29
NATIONAL PIZZA CO/KS
filed 1994-06-13
CIK 748714

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended March 29, 1994
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

    Securities registered pursuant to Section 12(b) of the Act:
                               NONE

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.01 par value
Class B Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 25, 1994:
Class A Common Stock, $0.01 par value - $24,860,072

The number of shares outstanding of each of the registrant's classes of common stock as of May 25, 1994:
Class A Common Stock, $0.01 par value - 12,582,321
Class B Common Stock, $0.01 par value - 12,431,802

DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Annual Report to Stockholders for the fiscal year ended March 29, 1994 are incorporated by reference in Part
II, Items 5 - 8.

   Portions of the Proxy Statement for the annual stockholders meeting to be held July 12, 1994, are incorporated into Part III, Items 10 - 12.


NATIONAL PIZZA COMPANY
TABLE OF CONTENTS

PART I

ITEM                                                      PAGE
1.  Business                                               2
2.  Properties                                             16
3.  Legal Proceedings                                      18
4.  Submission of Matters to a Vote of Security Holders    18
    Executive Officers of the Company                      18

PART II

5.  Market for Registrant's Common Stock and
    Related Stockholder Matters                            19
6.  Selected Financial Data                                19
7.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations          19
8.  Financial Statements and Supplementary Data            19
9.  Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure                 19

PART III

10. Directors and Executive Officers of the Registrant     20
11. Executive Compensation                                 21
12. Security Ownership of Certain
    Beneficial Owners and Management                       21
13. Certain Relationships and Related Transactions         21


PART IV

14. Exhibits, Financial Statement Schedules
    and Reports on Form 8-K                                22

                                        PART I

ITEM 1.        BUSINESS
_______________________________________________________________

General

THE COMPANY

     National Pizza Company (the "Company" or "Registrant") is the successor to certain Pizza Hut operations commenced in 1962 by O.
Gene Bicknell, the Chairman of the Board of the Company.

     At March 29, 1994, the Company operated 363 Pizza Hut restaurants and delivery units pursuant to franchise agreements with Pizza Hut, Inc. ("PHI"), a wholly-owned subsidiary of PepsiCo, Inc. The Pizza Hut restaurant system is the largest pizza chain in the world and the Company is the largest Pizza Hut franchisee.

     On November 26, 1989, the Company acquired a majority interest in Skipper's, Inc., a corporation based in Bellevue, Washington ("Skipper's"), which at March 29, 1994 operates 188 quick service seafood restaurants in 12 states and franchises 16 units in eight states and 2 units in British Columbia. Pursuant to a merger effective January 12, 1990, Skipper's became a wholly-owned subsidiary of the Company.

     On June 8, 1993, the Company signed completed the acquisition of NRH Corporation. NRH was the operator and franchisor of Tony Roma's A Place For Ribs. At March 29, 1994, the Company operated 26 Company restaurants in four states and franchised 105 units in 20 states and 32 units in international locations.

     The Company is a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, the name of the Company was changed to National Pizza Company. Subject to stockholder approval at the Company's annual meeting of stockholders to be held on July 12, 1994, the Company intends to change its name to NPC International, Inc. Its principal executive offices are located at 720 W. 20th Street, Pittsburg, Kansas and its telephone number is (316) 231-3390.

     Financial Information About Industry Segments

     The restaurant industry is the only business segment in which the Registrant operates.


     PIZZA HUT OPERATIONS

Pizza Hut Restaurant System

     The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas by the original founders of the Pizza Hut system. Pizza
Hut, Inc. (PHI), the franchisor of the Company, was formed in 1959.

     In 1977, PHI was acquired by PepsiCo, Inc., which continued expanding the Pizza Hut system. The Pizza Hut system is the largest pizza chain in the world, both in sales and number of units. As of December 31, 1993 the Pizza Hut system had over 10,400 restaurants, delivery kitchens and kiosks with locations in all 50 states and many foreign countries. Approximately 60% of the domestic Pizza Hut units are operated by PHI.

     Pizza Hut restaurants generally offer full table service and a similar menu, featuring pizza, pasta, sandwiches, a salad bar, soft drinks and, in most restaurants, beer. Most dough products are made fresh several times each day, and only 100% natural cheese products are used. Product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. The restaurants offer pizza in five sizes with a variety of toppings. Customers may also choose among thin crust, traditional hand-tossed and thick crust pan pizza, as well as Pizza Hut's value-priced BIGFOOT pizza. With the exception of the Personal Pan Pizza, all food products are prepared at the time of order.

     Pizza sales account for approximately 85% of the Company's
Pizza Hut operations revenues. Sales of alcoholic beverages are less than 2% of net sales.

     New product introduction is vital to the continued success of any restaurant system, and PHI maintains a research and development department which develops new products and recipes, tests new procedures and equipment, and approves suppliers for Pizza Hut products. All new products are developed by PHI, and franchisees are prohibited from offering any other products in their restaurants unless approved by PHI.

     Pizza Hut also delivers pizza products to their customers. Prior to 1985, most delivery was done out of existing restaurants. In 1985, the system began to aggressively pursue home delivery through delivery / carryout kitchens. Customer orders are made to a computerized customer service center (CSC), a "single unit solution" (SUS, a facility similar to a CSC, but smaller in scale), or directly to the kitchen.

     A successful delivery operation yields lower profit margins as a percentage of sales than the Company's Pizza Hut restaurants due to higher labor costs, but the return on invested capital is greater.

The Company's Pizza Hut Operations

     The Company is the largest Pizza Hut franchisee in the world and, at March 29, 1994, operated 363 Pizza Hut restaurants and delivery kitchens. The Company's franchise agreements grant to the Company the exclusive right to operate Pizza Hut restaurants in certain designated areas. The Company currently operates restaurants in the states shown in the table below.

     On March 1, 1994, the Company completed its acquisition of two Pizza Hut restaurants in Missouri previously operated by another Pizza Hut franchisee. This was the first successful acquisition of another Pizza Hut franchisee since 1988. On March 28, 1994, the Company entered into an agreement in principle to acquire 17 Pizza Hut restaurants from another Pizza Hut franchisee. A related agreement with Pizza Hut, Inc. specifies that eleven of these units will be subsequently exchanged for twelve more PHI-owned restaurants in the Southeast. The transaction is expected to close in June, 1994.

     On April 5, 1994, the Company announced the signing of a non-binding memorandum of intent with its franchisor Pizza Hut, Inc., which would involve the exchange of 84 restaurants owned by the Company on March 29, 1994 with 50 units owned by PHI. The Company signed a binding asset exchange agreement with PHI (the "Asset Exchange Agreement Agreement") on June 7 and formally renewed its franchise agreement for a period of 15 years. On the same day, approximately 40 stores, primarily in California, were transferred to PHI as part of the agreement. The remaining exchanges are expected to be completed by August, 1994.

     If consummated, the 17 unit acquisition and the PHI asset exchanges will result in a net change in the Company's locations as shown in the table below.

                               Company-        Proforma effect of
                                 owned       Acquisition & Exchange
                             Pizza Huts at        Transactions
             State/Country  March 29, 1994       Change   Count
                Alabama           69                 +6     75
                Arkansas          26                +23     49
                California        37                -37      0
                Kansas             5                 +4      9
                Kentucky          11                -11      0
                Louisiana         18                +11     29
                Maryland          18                -18      0
                Mississippi      110                 -1    109
                Missouri          25                 +2     27
                Oklahoma           1                 +1      2
                Tennessee         37                 +6     43
                Texas            ---                 +4      4
                Virginia           4                 -4      0
                West Virginia      2                 -2      0
                Company Total    363                -16    347

Unit Development

     The following table sets forth information concerning the growth in the number of Pizza Hut restaurants and delivery kitchens operated by the Company:

                                      Fiscal Year Ended
                      March 27,  March 26,  March 31,  March 30,  March 29
                           1990       1991       1992       1993      1994
Units operated at
  beginning of period       321        354        366        368       358
Opened during period         17         19         15          2        10
Acquired during period       20          1        ---        ---         2
Closed or relocated           4          8         13         12         7
Units operated at end
  of period                 354        366        368        358       363

     At March 29, 1994, the Company provided delivery services at 80 full-service Pizza Hut restaurants and at 97 delivery-only outlets. Delivery service is provided utilizing a CSC telephone system in ten metropolitan markets: Springfield, Missouri; Hagerstown, Maryland; Bakersfield, California; Montgomery and Birmingham, Alabama; Shreveport, Louisiana; Jackson and Long Beach, Mississippi; Little Rock, Arkansas; and Memphis, Tennessee. Under the CSC system, all customers within the trade area place telephone orders through a single clearing number, and the pizza is dispatched from the Company's delivery kitchen nearest the customer. Customers call the restaurant delivery kitchens directly in other locations.

Relationships with Pizza Hut, Inc.

     The Company's franchise agreements with PHI (the "Franchise Agreements") provide, among other things, for standards of operation and physical condition of the Company's restaurants, the provision of services, the geographical territories in which the Company has exclusive rights to open and operate Pizza Hut restaurants and delivery kitchens, the term of the franchise and renewal options, the Company's development rights and obligations and various provisions relating to the transfer of interests in the Company's franchise rights.

     PHI determines standards of operation for all Pizza Hut restaurants, including standards of quality, cleanliness and service. Further, the Franchise Agreements allow the franchisor to set specifications for all furnishings, interior and exterior decor, supplies, fixtures and equipment. See "Business - Supplies and Equipment." PHI also has the right to determine and change the menu items offered by, and to inspect all restaurants of, its franchisees, including the Company. All such standards may be revised from time to time. Upon the failure to comply with such standards, PHI has various rights, including the right to terminate the applicable Franchise Agreements, redefine the franchise territory or terminate the Company's rights to establish additional restaurants in that franchise territory. The Franchise Agreements may also be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company or the commission by the Company or any of its officers, directors or principal stockholders (other than its public stockholders) of a felony or other crime that, in the sole judgment of PHI is reasonably likely to adversely affect the Pizza Hut system, its trademark, the goodwill associated therewith or PHI's interest therein. At no time during the Company's history has PHI sought to terminate any of the Company's Franchise Agreements, redefine its franchise territories or otherwise limit the Company's franchise rights. The Company believes it is in compliance with all material provisions of the Franchise Agreements.

     Under the Franchise Agreements, extensive structural changes, major remodeling and renovation and substantial modifications to the Company's restaurants necessary to conform to the then current Pizza Hut system image may be required by PHI, but not more often than once every seven years. The Company has not been required to make any such changes, renovations or modifications. PHI may also request the Company introduce new food products that could require remodeling or equipment changes. PHI can require changes of decor or products only after it has tested such changes in at least 5% of Pizza Hut system restaurants.

     PHI is required to provide certain continuing services to the Company, including training programs, the furnishing of operations manuals and assistance in evaluating and selecting locations for restaurants.

     In early 1990, PHI offered franchisees the opportunity to sign a new twenty year franchise agreement (the "1990 Franchise Agreement"). The 1990 Franchise Agreement required franchise fees of 4% of sales, as defined, for all restaurants and delivery kitchens and increases in certain advertising contributions. The 1990 Franchise Agreement also sought to redefine certain rights and obligations of the franchisee and franchisor. The 1990 Franchise Agreement did not alter the franchisee's territorial rights and maintained, subject to some minor limitations, the exclusivity of the Pizza Hut brand within the geographical limits of the territory defined by each franchise agreement.

     On June 7, 1994, the Company entered into the Asset Exchange
Agreement with PHI which in essence conformed the Company's existing Franchise Agreements to the 1990 Franchise Agreement. As part of the
Asset Exchange Agreement, the Company will exchange 84 of its operating Pizza Hut restaurants and delivery kitchens for 50 Pizza Hut restaurants and delivery kitchens owned by PHI contiguous to the Company's southeastern operating area and certain additional rights under the 1990 Franchise Agreement. In a related transaction, an additional eleven units acquired from another franchisee would also be exchanged with twelve PHI-owned units, also in the Southeast.

     The 1990 Franchise Agreement grants to the Company the exclusive right to develop and operate restaurants within designated geographic areas through March 29, 2010. The Company has the option to renew each Franchise Agreement prior to its expiration for a single renewal term of 15 years by entering into the then-current form of the PHI franchise agreement, including the then-current fee schedules, provided the Company is not then in default of its obligations under that Franchise Agreement, including the development schedule, and has complied with the requirements therof throughout the term of the agreement.

    The Franchise Agreements under which the Company operates require the payment of monthly fees to PHI. Under the 1990 Franchise Agreement (as it applies to the Company), the Company's royalty payments for all units owned will increase to 4% of gross sales beginning in July, 1996, from the Company's current effective rate of 2.06%. This rate reflects the royalty rate which was proposed by PHI to Pizza Hut franchisees as part of the 1990 Franchise Agreement and is lower than the rate under PHI's current franchise agreement.

     Pizza Huts acquired after the signing of the 1990 Franchise
Agreement will continue with the terms and conditions of the acquired units, but are likely to be similar to those found in the 1990 Franchise Agreement signed by the Company.

     For the fiscal years ended March 29, 1994, March 30, 1993, and March 31, 1992 the Company incurred total franchise fees payable to PHI of approximately $4,461,000, $4,236,000, and $4,250,000, respectively. The Franchise Agreements require the Company to pay initial franchise fees to PHI in amounts of up to $15,000 for each new restaurant opened. The Company is required to contribute or expend a certain percentage of its sales for local and national advertising and promotion. See "Business - Advertising and Promotion."

     Failure to develop a franchise territory as required would give PHI the right to operate Pizza Hut restaurants in that territory. Such failure would not affect the Company's rights with respect to the Pizza Hut restaurants then in operation or under development by the Company in any such territory. The Company is required to obtain the prior written approval of PHI for the location of each new restaurant.

     The Franchise Agreements prohibit the transfer or assignment of any interest in the franchise rights granted thereunder or in the Company without the prior written consent of PHI, which consent may not be unreasonably withheld if certain conditions are met.
All franchise agreements also give PHI a right of first refusal to purchase any interest in the franchise rights or in the Company if a proposed transfer by the Company or a controlling person would result in a change of control of the Company. PHI also has a right of first refusal with respect to any Pizza Hut franchise right proposed to be acquired by the Company from any other Pizza
Hut franchisee. The right of first refusal, if exercised, would allow PHI to purchase the interest proposed to be transferred upon the same terms and conditions and for the same price as offered by the proposed transferee.

     The Company has the right to develop additional Pizza Hut restaurants and delivery kitchens in its exclusive franchise territories. However, since going public, expansion by acquisition has been one of the Company's primary methods of growth. After 1990, PHI exercised its right of first refusal as described above on all proposed transactions between the Company and other Pizza Hut franchisees. In March, 1994, the Company received permission to acquire a two-unit franchise in Missouri and to acquire 17 additional units from another franchisee. Pizza Hut, Inc. nevertheless retains the right of first refusal on any proposed acquisition in the future, and the Company cannot be assured it will receive such permission on proposed future acquisitions, if any.

     Pizza Hut, Inc., through the Franchise Agreements, requires principals of the Company to maintain "control" over the Company, which PHI defines as 51% of the voting securities of the Company. Accordingly, a portion of the controlling stockholder's shares is restricted to insure compliance with this requirement. Holders of common stock who are not principals of the Company are not subject to any of the restrictions of the Franchise Agreements.

Advertising and Promotion

     The Company is required under its Franchise Agreements to be a member of the International Pizza Hut Franchise Holders Association, Inc. ("IPHFHA"), an independent association of substantially all PHI franchisees. IPHFHA requires its members to pay dues, which are spent primarily for national advertising and promotion. Current dues are 2% of restaurant net sales and net delivery sales. Dues may be increased up to a maximum of 3% by the affirmative vote of 51% of the members. A joint advertising committee, consisting of two representatives each from PHI and IPHFHA, directs the national advertising campaign. PHI is not a member of IPHFHA but has agreed to make contributions with respect to those restaurants it owns on a per-restaurant basis to the joint advertising committee at the same rate as its franchisees (less IPHFHA overhead).

     The Franchise Agreements also require the Company to participate in cooperative advertising associations designated by PHI on the basis of certain marketing areas defined by PHI. Each Pizza Hut restaurant, including restaurants operated by PHI, contributes to such cooperative advertising associations an amount currently equal to 2% of gross sales. Certain of the Company's Franchise Agreements provide that the amount of the required contribution may be increased at the sole discretion of PHI. The cooperative advertising associations are required to use their funds to purchase only broadcast media advertising within their designated marketing areas. All advertisements must be approved in writing by PHI, except with respect to product or menu item prices.

Supplies and Equipment

     The Franchise Agreements require the Company to purchase all equipment, supplies and other products and materials required in the operation of its restaurants and delivery kitchens from suppliers who have been approved by PHI. PepsiCo Food Systems, Inc. ("PFS"), a wholly-owned subsidiary of PepsiCo, offers purchasing and distribution services to the Company and substantially all other Pizza Hut franchisees. Although the Franchise Agreements only require the Company to purchase certain spice blends from PFS or another supplier designated by PHI, the Company currently purchases substantially all of its food products and supplies from PFS and may continue to do so. The Company believes, however, it would not experience difficulties in obtaining its required food products and supplies from other sources. The Franchise
Agreements limit the amount of profit that PHI and PFS may realize on sales to Pizza Hut franchisees. PHI is a wholly-owned subsidiary of PepsiCo, Inc., and most of the Pizza Hut units sell Pepsi Cola and other PepsiCo, Inc. beverages, but the Company is not obligated to purchase any such products.

Competition

   The restaurant business is highly competitive with respect to price, service, location, food quality and presentation, and is affected by changes in taste and eating habits of the public, local and national economic conditions and population and traffic patterns. The Company competes with a variety of restaurants offering moderately priced food to the public, including other pizza restaurants. The Company also competes with locally-owned restaurants, which offer pizza as well as many other types of popularly priced food. The Company believes other companies can easily enter its market segment, which could result in the market becoming saturated, thereby adversely affecting the Company's revenues and profits. There is also active competition for the type of commercial real estate sites suitable for the Company's restaurants.

   In the delivery portion of the segment, Pizza Hut is not currently the dominant concept.

Employees

     At March 29, 1994, the Company's Pizza Hut operations had approximately 8,400 employees, including 149 headquarters and staff personnel, two vice presidents, seven regional managers, 46 area general managers, 870 restaurant management employees and approximately 7,326 restaurant employees (of whom approximately 80% are part-time). The Company experiences a high rate of turnover of its part-time employees, which it believes to be normal in the restaurant industry. The Company is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The maintenance and expansion of the Company's restaurant business is dependent on attracting and training competent employees. The Company believes that the restaurant manager plays a significant role in the success of its business. Accordingly, the Company has established bonus plans pursuant to which certain of its supervisory employees may earn cash bonuses based upon both the sales and profits of their restaurants.

Trade Names, Trademarks and Service Marks

     The trade name "Pizza Hut" and all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Pizza Hut system are owned by Pizza Hut, Inc. All of the foregoing are of material importance to the Company's business and are licensed to the Company under its Franchise Agreements for use with respect to the operation and promotion of the Company's restaurants.

Seasonality

     The Company's Pizza Hut operations has not experienced significant seasonality in its sales.


SKIPPER'S OPERATIONS

Restaurant Format

     Skipper's operates and franchises restaurants primarily under the name Skipper's Seafood 'n Chowder House. Skipper's restaurants feature a limited quick-service menu, featuring fish, shrimp, clams and other seafood items. The nautical decor of the restaurants is casual, suitable for family dining. With its limited-service format, all meal orders are taken at the cash register. Beginning in fiscal 1994, some entrees are cooked in advance and held in a special holding area to maintain food at the proper temperature. Customers pick up these ready-made entrees, as well as their drinks, chowder and salads from the front counter and carry them to their table. If cooked to order, entrees are delivered to the customer when prepared.

     The Company operates or franchises restaurants in 12 states and internationally as follows:

             State/Country     Company-owned  Franchised
               Alaska                   5         ---
               Arizona                ---           1
               California              25         ---
               Colorado                18           2
               Idaho                   12           2
               Montana                  1           3
               Nevada                 ---           1
               North Dakota           ---           5
               Oregon                  35           1
               Utah                    16         ---
               Washington              75           1
               Wyoming                  1         ---
               United States Total    188          16

               Canada                 ---           2
               World Total            188          18

Unit Development

     The following table sets forth information concerning the growth in the number of Skipper's Company-owned and franchised restaurants.

                       17 Weeks
                          Ended  -----------Fiscal Year Ended-------------
                      March 27,  March 26,  March 31,  March 30,  March 29,
                           1990       1991       1992       1993       1994
Company
Units operated at
   beginning of period      184        172        192       192        188
Opened during period          1          3          8         2        ---
Closed during period         13          2         10         6        ---
Acquired during period      ---         19          2       ---        ---
Units operated at end
   of period                172        192        192       188        188

Franchised
Units operated at
   beginning of period        31        30         21        19        18
Opened during period         ---       ---        ---       ---       ---
Closed during period           1         2        ---         1       ---
Sold to Company              ---         7          2       ---       ---
Units operated at end
   of period                  30        21         19        18        18

Menu and Food Preparation

     Skipper's emphasizes high quality seafood and poultry products. Food is cooked either at the time or in advance of each order. Much of the necessary food preparation, such as filleting and breading seafood products and preparing clam chowder, is performed on the restaurant premises several times a day.

     Seafood entrees on Skipper's menu include fish fillets, scallops, shrimp and clams. All of Skipper's fried entree items are deep fried in pure vegetable shortening. The restaurants also serve baked or broiled fish. Skipper's menu also includes clam chowder, french fried potatoes, baked potatoes, coleslaw, entree salads and fish and chicken sandwiches.

     Beer is served at most restaurants. Skipper's believes that beer, which accounts for only a small portion of revenues, is important in attracting and maintaining its adult customer base and increasing food purchases.

Supplies and Equipment

     Skipper's ability to maintain consistent quality throughout its chain of restaurants depends upon acquiring food products, other consumables, and other products from reliable sources. To most effectively achieve this consistency and to reduce the costs of products, Skipper's contracts centrally for all major raw food, paper products and other restaurant supplies through its purchasing department. Skipper's negotiates directly with a processor or manufacturer (and will do so on behalf of franchisees if franchisees so desire) and then contracts with a distributor for company-wide distribution. Skipper's also centralizes purchases of restaurant equipment for its company-operated restaurants and for such franchisees as may wish to use this service.

     Skipper's is generally not dependent upon any one supplier for availability of its products because its food and other products are available from a number of acceptable sources.
Skipper's has a policy of maintaining alternate suppliers for most of its baseline products.

Franchising

     Skipper's commenced franchising in 1978 and now has 18 franchised units located in twelve states and British Columbia, Canada.

     Skipper's franchise program was designed both for single unit owner/operators and for multi-unit franchise owners who would operate several Skipper's restaurants. There were no outstanding agreements with any franchise owner for the development of additional franchise restaurants at March 29, 1994.

     The franchise owners paid an initial franchise fee of $10,000. In addition, Skipper's receives a royalty of 4.725% on the first $500,000 in annual gross revenues and 5% of revenues over $500,000 of each franchise restaurant. In addition to these payments, franchise restaurant owners are also required to pay Skipper's an amount equal to 0.8% of gross revenues for administration of the advertising program.

     Skipper's has currently suspended new domestic franchising while it concentrates on concept refinement.

Supervision and Control

     Skipper's restaurants are open seven days a week and serve both lunch and dinner. Each of the restaurants has a manager and an assistant manager who are responsible for daily operations of the restaurant, including food preparation, quality control, service, maintenance, personnel, and record keeping. All of the Skipper's restaurant managers have completed a comprehensive management training program. Each area general manager is responsible for approximately six restaurants. Detailed operations manuals reflecting current operations and control procedures are provided to each restaurant and district manager as well as others in the organization.

     A point-of-sale cash register system was placed into operation in all company-operated restaurants in 1986. It provides cost savings through the use of detailed product and consumer information. The system provides detailed information daily to assist management in decision making.

     Accounting is centralized in Pittsburg, Kansas. Additional financial and management controls are maintained at the individual restaurants, where inventory, labor and food data are recorded to monitor food usage, food waste, labor costs, and other controllable costs.

Advertising

     With customer research as an information base, the marketing department directs sales program development, advertising, public relations, field marketing activities, menu pricing and content, restaurant decor and product packaging.

     Skipper's advertising programs are developed by the Company's central marketing department and agency. Television, radio and direct mail are the primary advertising media, with a creative focus on product quality and value-pricing.

Competition

     In general, the restaurant business is highly competitive and its often affected by changes in taste and eating habits of the public, local and national economic conditions affecting spending habits, population and traffic patterns. The principal basis of competition in the industry is the quality and price of the food products offered. Site selection, quality and speed of service, advertising and attractiveness of facilities are also important.

     Skipper's restaurants compete with moderately priced and fast food restaurants located in their respective vicinities as well as seafood chain restaurants in Skipper's market areas.

Employees

     At March 29, 1994, Skipper's operations had approximately 2,800 employees including 27 headquarters and staff personnel, 4 regional managers, 27 area general managers, 1 franchise manager, 321 restaurant management employees and approximately 2,420 restaurant employees (of whom approximately 80% are part-time). Skipper's experiences a high rate of turnover of its part-time employees, which it believes to be normal in the restaurant industry. Skipper's is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory.

Trade Names, Trademarks and Service Marks

     The trade name "Skipper's" and all other trademarks, service marks, symbols, slogans, emblems, logos, and designs used in the Skipper's restaurant system are of material importance to Skipper's business. Further, Skipper's licenses these marks to its franchisees under its franchise agreements for use with respect to the operation and promotion of their Skipper's restaurants.

Seasonality

     Skipper's sales and earnings are usually slightly higher immediately before Christmas and during Lent (March / April).


TONY ROMA'S OPERATIONS

Restaurant Format

     Romacorp, Inc. operates and franchises casual-themed restaurants under the name Tony Roma's A Place For Ribs. The restaurants offer a full and varied menu, including ribs, salads, steaks, seafood, chicken and other menu items. The decor of the restaurants is casual, suitable for family dining. Recent renovations and new restaurants feature brighter lighting and decor packages to attract a broader segment of customers. All entrees are prepared to order. The location of the Company-owned and franchised restaurants is as follows:

                               Company-owned/
             State/Country     Joint Venture   Franchised
               Alaska                 ---           1
               Arizona                ---           7
               California               9          39
               Colorado               ---           4
               Florida                 11           3
               Hawaii                 ---           3
               Maine                  ---           1
               Minnesota              ---           2
               Mississippi            ---           1
               Nebraska               ---           1
               Nevada                   1           4
               New York               ---          10
               Ohio                   ---           3
               Oregon                 ---           3
               South Carolina         ---           1
               Tennessee              ---           2
               Texas                    5           5
               Utah                   ---           5
               Washington             ---           8
               Wisconsin              ---           2
               United States Total     26         105

               Aruba                  ---           1
               Canada                 ---           9
               Caribbean              ---           4
               Great Britain          ---           1
               Guam                   ---           2
               Hong Kong              ---           1
               Indonesia              ---           1
               Japan                  ---          10
               Mexico                 ---           2
               Singapore              ---           1
               International Total    ---          32

               World Total             26         137

               Number of franchise holders         60



     Romacorp operates two of its restaurants as joint ventures. In general, the Company receives a fee for managing the restaurants and remits to the partners an agreed-upon percentage of gross sales. In the event the restaurants do not generate sufficient cash flow, the Company funds the deficit necessary to provide sufficient working capital and partner distributions.

Unit Development

     The following table sets forth information concerning the growth in the number of Tony Roma's Company-owned and franchised restaurants. Information provided for periods prior to the acquisition of Tony Roma's by the Company is reported based on the concept's prior fiscal years.

                                                              14       42
                                                             Weeks    Weeks
                        -------Fiscal year ended----------   Ended    Ended
                        2/28/90  2/28/91  2/28/92  2/28/93  6/8/93  3/24/94
Company/Joint Ventures
Units operated at
  beginning of period        17       17       16       17      28       26
Opened during period          1      ---        1      ---     ---        1
Acquired                    ---        0      ---       12     ---      ---
Closed during period          1        1      ---        1       2        1
Units operated at end
  of period                  17       16       17       28      26       26

Franchised
Units operated at
  beginning of period       100      116      125      130     123      129
Opened during period         19       18        6       13       9        9
Closed during period          3        9        1        8       3        1
Sold to Company             ---        0      ---       12     ---      ---
Units operated at end
  of period                 116      125      130      123     129      137

Menu and Food Preparation

     All entrees served at Tony Roma's restaurants are prepared to order. To the extent possible, food is partially prepared in advance to reduce cooking time and assure a pleasurable dining experience. Its menu includes ribs, steak, chicken, seafood, sandwiches and salads. Tony Roma's signature product, barbecued baby back ribs, and other rib dishes account for about 45% of food sales. Guest checks average from approximately $9.00 for lunch and $13.00 for dinner. Alcohol beverages are is served in all restaurants, and accounts for approximately 13% of sales.

Supplies and Equipment

     To assure consistent product quality and to obtain quantity discounts, Tony Roma's purchases its food and restaurant equipment from its operations office in Dallas, TX. The Company negotiates directly with meat processors for its ribs inventory, which is maintained in two warehouses in Iowa. Inventory is then shipped to restaurants via two commercial distributors. Produce and dairy products are obtained locally. Tony Roma's food and equipment pricing is also generally available to the franchisee community.

     Tony Roma's is generally not dependent upon any one supplier for availability of its products; its food and other products are generally available from a number of acceptable sources. Tony Roma's has a policy of maintaining alternate suppliers for most of its baseline products. The Company does not manufacture any products nor act as a middleman.

Franchising

     Although the first Tony Roma's opened in 1972, franchising wasn't a key element of Tony Roma's growth strategy until 1984. At March 29, 1994, the Company had 60 franchisees operating 137 units world wide. The largest franchise holder operates a chain of 10 Tony Roma's restaurants in Japan. Although there are some individual unit franchisees, the Company seeks to attract franchisees who can develop several restaurants.

     New domestic franchisees pay an initial franchise fee of $50,000 and a continuing royalty of 4% of gross sales. In addition, franchisees are required to contribute 0.5% of gross sales to a joint marketing account and may be required to participate in local market advertising cooperatives. All potential franchisees must meet certain operational and financial criteria.

     In return for the domestic franchisee's initial fee and royalties, the Company provides a variety of services, including: real estate services, including site selection criteria and review/advice on construction cost and administration; architectural services in the form of prototype designs and an in-house design team to help with decor considerations; pre-opening and opening assistance, which include an on-site training team to assist in recruitment, training, organization, inventory planning and quality control; centralized and system-wide purchasing opportunities; in-store managers training programs, coordinated and assisted advertising and marketing programs; and various administrative and training programs developed by the Company.

     International franchisees receive a modified version of the above services. Currently, international franchises require an initial fee of $30,000 and royalty rate of 3% of gross sales. International franchise holders also contribute 0.25% to a joint marketing account.

Supervision and Control

     Company operated restaurants are typically run by one general manager, two to three assistant managers and a kitchen manager. General managers report to one of seven district managers who, in turn, report to one of two regional managers. All of the Tony Roma's restaurant managers have completed a comprehensive management training program. Detailed operations manuals reflecting current operations and control procedures are provided to each restaurant and district manager as well as others in the organization.

     A point-of-sale cash register system is in place in all Company-operated restaurants. It provides cost savings through the use of detailed product and consumer information. The system is polled daily and provides detailed information to assist management in decision making. The Company anticipates installing a new state-of-the-art point of sale system in all Company-owned restaurants in fiscal 1995.

     Accounting is centralized in Pittsburg, Kansas. Additional financial and management controls are maintained at the individual restaurants, where inventory, labor and food data are recorded to monitor food usage, food waste, labor costs, and other controllable costs.

Advertising

     With customer research as an information base, the marketing department directs sales program development, advertising, public relations, field marketing activities, menu pricing and content, restaurant decor and product packaging.

Competition

     The restaurant industry is intensely competitive with respect to price, value, service, location and food quality. Tony Roma's has developed high brand identity within the casual theme segment and is the only national chain to focus on ribs. On a regional basis, the Company competes with smaller chains which also specialize in ribs.

Employees

     At March 29, 1994, Tony Roma's operations had approximately 1,300 employees including 28 headquarters and staff personnel, 2 regional managers, 7 district managers, 124 restaurant management employees and approximately 1,138 restaurant employees (of whom approximately 80% are part-time). Tony Roma's is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory.

Trade Names, Trademarks and Service Marks

     The trade name "Tony Roma's" and all other trademarks, service marks, symbols, slogans, emblems, logos, and designs used in the Tony Roma's restaurant system are of material importance to its business. The domestic trademark and franchise rights are owned by Romacorp, Inc. and international trademarks/franchise rights are owned by Roma Systems, Inc., a wholly owned subsidiary of Romacorp, Inc. Tony Roma's licenses the use these marks to its franchisees under its franchise agreements for use with respect to the operation and promotion of their Tony Roma's restaurants.

Seasonality

     Tony Roma's does not experience significant seasonality in its revenues.


                          * * * * * * * *


Government Regulation

     All of the Company's operations are subject to various federal, state and local laws that affect its business, including laws and regulations relating to health, sanitation, alcoholic beverage control and safety standards. To date, federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, building codes, land use and environmental factors have in the past increased, and can be expected in the future to increase, the cost of, and the time required for opening new restaurants. Difficulties or failures in obtaining required licenses or approvals could delay or prohibit the opening of new restaurants. In some instances, the Company may have to obtain zoning variances and land use permits for its new restaurants. The Company believes it is operating in compliance with all material laws and regulations governing its operations.

     The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A substantial majority of the Company's food service personnel are paid at rates related to the minimum wage and, accordingly, increases in the minimum wage result in higher labor costs.

     Legislation mandating health coverage for employees, if passed, will increase benefit costs since most hourly restaurant employees are not currently covered under Company plans. The Company cannot always effect immediate price increases to offset higher costs, and no assurance can be given that the Company will be able to do so in the future.



ITEM 2.        PROPERTIES
__________________________________________________________________

PIZZA HUT OPERATIONS

     Pizza Hut restaurants historically have been built according to minimum identification specifications established by PHI relating to exterior style and interior decor. Variation from such specifications is permitted only upon request and if required by local regulations or to take advantage of specific opportunities in a market area.

     The distinctive Pizza Hut red roof is the identifying feature of Pizza Hut restaurants throughout the world. Pizza Hut restaurants are generally free-standing, one-story buildings, usually with wood and brick exteriors, and are substantially uniform in design and appearance. Property sites range from 15,000 to 40,000 square feet and accommodate parking for 30 to 70 cars. Typically, Pizza Hut restaurants contain from 1,800 to 3,200 square feet, including a kitchen area, and have seating capacity for 70 to 125 persons.

     The cost of land, building and equipment for a typical Pizza Hut restaurant varies with location, size, construction costs and other factors. The Company currently estimates that the average cost to construct and equip a new restaurant in its existing franchise territories (other than Los Angeles) is approximately $450,000 to $550,000, or $700,000 to $900,000 including the cost of land acquisition. The cost to construct and equip a typical new restaurant in the Los Angeles franchise area is approximately $550,000 to $650,000, exclusive of the cost of land acquisition or leasing.

     The Company continually renovates and upgrades its existing restaurants. Such improvements generally include new interior decor, expansion of seating areas, and installation of more modern equipment.

     The Company anticipates that the capital investment necessary for each delivery-only kitchen is approximately $85,000 in equipment and $35,000 in leasehold improvements. The cost of a customer service center is approximately $100,000 in equipment and improvements.

     The Pizza Hut restaurants and delivery units operated by the Company at March 29, 1994, are owned or leased as follows:

          Leased from unrelated third parties              196
          Leased from officers                               5
          Land and building owned by the Company           123
          Building owned by the Company and land leased     39
                                                           363

     The amount of rent paid to unrelated persons is determined on a flat rate basis or as a percentage of sales or as a combination of both. Some leases contain provisions requiring cost of living adjustments.

     The Company's Pizza Hut operations also have 13 non-operating locations. Of these, eight are leased from unrelated parties, two are land and buildings owned by the Company, and three are undeveloped parcels of land. The Company intends to sell or sublease these locations.

     Rent paid to affiliates is determined as a combination of a flat rate or as a percentage of sales in excess of specified amounts. Generally, the percentage rate is 6% where both land and buildings are leased and 3% where buildings only are leased.

     Approximately 185 leases have initial terms which will expire within the next five years. Nearly all of these leases contain provisions allowing for the extension of the lease term.

     The Company owns its principal executive and administrative offices in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. In addition, the Company leases from third parties office space for its regional offices in Hagerstown, Maryland; Birmingham, Alabama; Jackson, Mississippi; Springfield, Missouri; West Lake, California; and Gulfport, Mississippi.


SKIPPER'S OPERATIONS

     Skipper's selects all company-operated restaurant sites and must approve all franchised restaurant locations. Sites are selected using a screening model to analyze locations with an emphasis on demographics (such as, population density, age and income distribution); analysis of restaurant competition in the area; and an analysis of the site characteristics, including accessibility, traffic counts, and visibility.

     Skipper's generally locates its restaurants in commercial/retail areas near residential concentrations rather than downtown business districts. Skipper's favors locations which are in or near regional or district shopping centers and follows a general policy of clustering its restaurants geographically to achieve economies in restaurant supervisory and advertising costs.

     The current cost of constructing and equipping a Skipper's restaurant typically ranges from $300,000 to $400,000 for building and land improvements and $135,000 to $185,000 for equipment. The cost of land varies considerably depending on geographic and site location. Land costs vary from $150,000 to $400,000. Skipper's has developed a standardized restaurant design using a free-standing wood frame building to be situated on a one-half acre site. The design is regularly revised and refined.


     The 188 Company-operated Skipper's restaurants at March 29,
1994, are owned and leased as follows:

          Leased from unrelated parties                  90
          Land and buildings owned by Skipper's          59
          Buildings owned by Skipper's and land leased   39
                                                        188

     Skipper's also has 30 locations which are not currently used for Skipper's restaurants. Of these, 13 are properties leased from unrelated parties, 11 are land and buildings owned by Skipper's and six are buildings owned on leased land. Skipper's intends to sublease or sell these excess properties.

     Most of Skipper's leases contain percentage rent clauses
(typically 5% to 6% of gross sales) against which the minimum rent is applied, and most are net leases under which Skipper's pays taxes, maintenance, insurance, repairs and utility costs.

     All company-owned restaurant locations are free of major encumbrances.


TONY ROMA'S OPERATIONS

     Tony Roma's selects all company-operated restaurant sites, and must approve all franchised restaurant locations. Sites are selected using a screening model to analyze locations with an emphasis on demographics (such as, population density, age and income distribution); analysis of restaurant competition in the area; and an analysis of the site characteristics, including accessibility, traffic counts, and visibility.

     The current cost of constructing and equipping a Tony Roma's restaurant typically ranges from $550,000 to $650,000 for building and land improvements and $200,000 to $250,000 for equipment. The cost of land varies considerably depending on geographic and site location. Land costs vary from $500,000 to $800,000. Tony Roma's has developed a standardized restaurant design using a free-standing wood frame building to be situated on a 1-1/2 acre site. The design is regularly revised and refined.

     All land and buildings are leased from unrelated parties on the 26 Company-operated Tony Roma's restaurants at March 29, 1994.

     Tony Roma's has no excess real estate at March 29, 1994.

     Most of Tony Roma's leases contain percentage rent clauses
(typically 5% to 6% of gross sales) against which the minimum rent is applied, and most are net leases under which Tony Roma's pays taxes, maintenance, insurance, repairs and utility costs.

     All company-owned restaurant locations are free of major encumbrances.


                            * * * * * *

     See Note 7 of Notes to Consolidated Financial Statements for information with respect to the Company's lease obligations included in the 1994 Annual Report to Stockholders for the year ended March 29, 1994 (the "Annual Report "), which is incorporated herein by reference.


ITEM 3.        LEGAL PROCEEDINGS
__________________________________________________________________

     The Company and its subsidiaries are engaged in ordinary and routine litigation incidental to its business, but management does not anticipate that any amounts which it may be required to pay by reason thereof, net of insurance reimbursements, will have a materially adverse effect on the Company's financial position.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
__________________________________________________________________

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 29, 1994.


EXECUTIVE OFFICERS OF THE COMPANY

    See item 10, Part III, "Directors and Executive Officers and
Directors of the Registrant" of this Form 10-K



PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED STOCKHOLDER MATTERS
__________________________________________________________________

     "Stockholder Data" on pages 28 of the Annual Report is incorporated herein by reference. Restrictions on the payment of dividends are incorporated herein by reference to Note 4 of the Notes to Consolidated Financial Statements on page 23 of the Annual Report.


ITEM 6.        SELECTED FINANCIAL DATA
__________________________________________________________________

     The "Ten Year Financial Summary" on page 13 of the Annual
Report is incorporated herein by reference.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
__________________________________________________________________

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 to 17 of the Annual Report is incorporated herein by reference.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
__________________________________________________________________

     The following financial statements of the Registrant and independent auditor's report set forth on pages 18 to 27 of the Annual Report are incorporated herein by reference:

     Consolidated Balance Sheets -- As of March 29, 1994, and
     March 30, 1993.

     Consolidated Statements of Income -- Years ended March 29,
     1994, March 30, 1993, and March 31, 1992.

     Consolidated Statements of Stockholders' Equity -- Years ended March 29, 1994,
      March 30, 1993, and March 31, 1992.

     Consolidated Statements of Cash Flows -- Years ended March
     29, 1994, March 30, 1993, and March 31, 1992.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE
__________________________________________________________________

     No disagreements on accounting and financial disclosure have occurred.



PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
__________________________________________________________________

     The name, age and background of each of the Company's Directors are contained under the caption "Election of Two Directors" on pages 2 to 3 of the Proxy Statement dated June 13, 1994, for the Annual Meeting of Stockholders to be held on July 12, 1994, as filed with the Securities and Exchange Commission on June 13, 1994 (the "Proxy Statement") is incorporated herein by reference in response to this item.

     The executive officers of the Company and their current positions and ages are as follows:

     Name Position                                      Age
     O. Gene Bicknell
     Chairman of the Board and Director                  61

     J. Mitchell Boyd
     President, Chief Executive
     Officer and Director                                55

     Marty D. Couk
     Senior Vice President,
     Pizza Hut Operations                                39

     R. Frank Brown
     President, Skipper's, Inc.
     (Skipper's Operations)                              45

     Gerald A. Brunotts
     President, Romacorp, Inc.
     (Tony Roma's Operations)                            51

     Robert M. McDevitt
     Vice President Marketing                            45

     James K. Schwartz
     Vice President Finance,
     Chief Financial Officer,
     Treasurer and Assistant Secretary                   32

     David G. Short
     Vice President Legal, Secretary                     55

     O. Gene Bicknell founded the Company and has served as Chairman of the Board since 1962. He also served as Chief
Executive Officer of the Company until July, 1993.

     J. Mitchell Boyd joined the Company as President of National Pizza on June 1, 1992 and was appointed Chief Executive Officer in July, 1993. From December, 1989 to June, 1992, Mr. Boyd pursued various personal business interests. From 1986 to December, 1989, he was vice chairman and chief executive officer of Shoney's Inc.

     Marty D. Couk joined the Company as a restaurant manager trainee in April, 1979. He served in various capacities at the Company, including Field Specialist (1982), Area General Manager
(1983) and Regional Manager (1987). He was promoted to Vice President of Pizza Hut Operations in December, 1992 and Senior Vice President of Pizza Hut Operations in September, 1993.

     R. Frank Brown joined the Company as President of Skipper's in September, 1993. For the previous 17 years, he served as vice president of franchising and president of Capt. D's Seafood
Restaurants, another quick-service seafood chain.

     Gerald A. Brunotts joined the Company in May, 1993 to serve as President of NRH Corporation (now Romacorp, Inc.), owner and operator of Tony Roma's. From January, 1990 until May, 1993, Mr. Brunotts was a consultant to the restaurant industry. Prior to that, he was a Vice President with Shoney's Inc.

     Robert M. McDevitt joined the Company as Vice President Marketing in August, 1992. From 1990 to 1992, he was vice president marketing with Host Communications. Prior to that, Mr. McDevitt was senior vice president marketing with Long John Silvers, operator of a quick service seafood chain. Mr. McDevitt terminated with the Company in May, 1994.

     James K. Schwartz was appointed Vice President Finance, Treasurer, Assistant Secretary and Chief Financial Officer in January, 1993. He joined the Company in October, 1991 and served as Vice President Accounting and Administration. Prior to that, Mr. Schwartz was a manager with the international accounting firm of Ernst & Young. He is a certified public accountant.

     David G. Short joined the Company in June, 1993 as part of the NRH Corporation acquisition and was appointed to Vice President Legal and General Counsel in July, 1993. He was vice president, legal and general counsel for NRH Corporation since September, 1990 and, previous to that, vice president-legal, general counsel and secretary of TGI Fridays, Inc.


ITEM 11.       EXECUTIVE COMPENSATION
__________________________________________________________________

     "Executive Compensation" on pages 5 to 9 of the Proxy
Statement is incorporated herein by reference in response to this item.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT
__________________________________________________________________

     "Principal Stockholders" and "Stock Ownership of Directors and Management" on pages 2 and 5 of the Proxy Statement are incorporated herein by reference in response to this item.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
__________________________________________________________________

     At March 29, 1994, the Company leased five properties from O. Gene Bicknell, Chairman, and one property from Gordon W. Elliott, Vice Chairman, at rental rates comparable to terms obtained from unrelated lessors. Rent expense under these leases for fiscal 1994 was $222,000. Rental paid to affiliates is determined as a combination of a flat rate or as a percentage of sales in excess of specified amounts. The percentage rate is 6% where both land and buildings are leased and 3% where buildings only are leased.

     The Board of Directors in January, 1993, authorized the purchase of certain real estate comprised principally of ten Pizza Hut restaurants owned by Mr. Bicknell. The Company engaged an outside appraisal company to perform a MAI appraisal of the properties. The Board of Directors, upon review of the proposal and the appraisals, and with Mr. Bicknell abstaining from any participation in the vote, approved the purchase of these sites for the appraised values. At March 29, 1994, the Company had completed all transactions on these properties. Due to the delay in processing the sale of the final two properties, the Company extended a $1,000,000 loan to Mr. Bicknell during the fiscal year ended March 29,1994, all except $50,000 of which was repaid by year end.

     During the fiscal year ended March 26, 1991, the Company and one of its executives entered into a joint venture agreement to purchase a business aircraft for approximately $2,000,000. The purchase was funded 25% and 75% by the Company and the executive,
respectively.   During the fiscal year ended March 29, 1994 the
Company incurred rental expense under the month-to-month lease of $258,000. Management believes the lease is at least as favorable as could be obtained from unrelated parties.



PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
__________________________________________________________________

       (a) List of Documents filed as part of this Report

     1)  Financial Statements

       All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

     2)  Financial Statement Schedules

     Schedule                                                  Page
     Number    Description                                    Number
       II      Amounts Receivable from Related Parties            28

       V       Property, Plant & Equipment                        29

       VI      Accumulated Depreciation, Depletion, and
               Amortization of Property, Plant and
               Equipment                                          30

       X       Supplementary Income Statement Information         31

     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

     3)  Exhibits (numbered in accordance with Item 601 of
     Regulation S-K)


                                                Page Number or
Exhibit                                         Incorporation
Number  Description                             by Reference to

3.1     Restated Articles of Incorporation      Exhibit 3(a) to Form S-1
                                                Registration Statement
                                                effective August 14, 1984
                                                File #2-91885

3.2     Certificate of Amendment to             Amended by Form 8 filed
        Restated Articles of Incorporation      May 30, 1991
        dated August 7, 1986, Certificate
        of Amendment to Restated of
        Articles of Incorporation dated
        July 31, 1987 and Certificate of
        Change of Location of Registered
        Office dated October 20, 1987

3.3     Bylaws                                   Exhibit 3(b) to Form S-1
                                                 Registration Statement
                                                 effective August 14,1984
                                                 File #2-91885

4.1     Specimen Stock Certificate               Exhibit 4 to Form S-1
                                                 Registration Statement
                                                 effective August 14, 1984
                                                 File #2-91885

4.2     Specimen Stock Certificate               Exhibit 4.2 to Form 10-K
        For Class B Common Stock                 filed June 16, 1992

10.1    Standard Form of Superseding             Exhibit 10(a) to Form S-1
        Franchise Agreement between              Registration Statement
        the Company and Pizza Hut, Inc.          effective August 14, 1984
        dated July 20, 1981                      File #2-91885

10.2    Schedule of Superseding                  Exhibit 10(b) to Form S-1
        Franchise Agreements                     Registration Statement
                                                 effective August 14, 1984
                                                 File #2-91885

10.3    Franchise Agreement between             Exhibit 10(c)(1) to Form
        the Company and Pizza Hut, Inc.         S-1 Registration Statement
        dated January 1, 1983 for the           effective August 14, 1984
        West Los Angeles, California            File #2-91885
        franchise territory

10.4    Letter Agreement dated February         Exhibit 10(c)(2) to Form
        10, 1984 between the Company and        S-1 Registration Statement
        Pizza Hut, Inc. for the Los             effective August 14, 1984
        Angeles County franchise territory      File #2-91885

10.5    Blanket Amendment to Franchise          Exhibit 10(d) to Form S-1
        Agreements                              Registration Statement
                                                effective August 14, 1984
                                                File #2-91885

10.6    Second Blanket Amendment to            Exhibit 10(d)(2) to Form
        Franchise Agreements dated             S-1 Registration Statement
        as of November 18, 1985                effective November 27,
                                               1985; File #33-1588

10.7    Leases between the Company and         Exhibit 10(e) to Form S-1
        Messrs. Bicknell and Elliott           Registration Statement
                                               effective August 14, 1984
                                               File #2-91885

10.8    Note Purchase Agreement                Exhibit 10(r) to Form 10-Q
        between National Pizza Company         filed August 4, 1988
        as Seller and the Prudential
        Insurance Company of America and
        Pruco Life Insurance Company as
        Purchasers dated June 29, 1988

10.9    Note Agreement between National       Exhibit 10(u) to Form 10-K
        Pizza Company and the Prudential      filed June 25, 1990
        Insurance Company of America dated
        January 25, 1990

10.10   Note Agreement between National       Exhibit 10.10 to Form 10-K
        Pizza Company and Prudential Life     for the year ended
        Insurance Company of America          March 26, 1991
        dated March 13, 1991

10.11   National Pizza Company 1984           Exhibit 10(t) to Form 10-K
        Amended and Restated Stock            filed June 25, 1990
        Option Plan

10.12   Form of Franchise Agreement           Exhibit 10(x) to Form 10-K
        between Skipper's, Inc. and           filed June 25, 1990
        its franchisees

10.13   Amended and Restated Revolving        Exhibit 10(u) to Form 10-Q
        Credit Agreement among National       filed February 9, 1990
        Pizza Company, Continental Bank,
        N.A., Bank of Oklahoma, N.A., The
        Bank of Tokyo Trust Company and
        Continental Bank, N.A., as Agent,
        dated November 17, 1989

10.14   Second Amendment to Amended          Exhibit 10.14 to Form 10-K
        and Restated Revolving Credit        for the year ended
        Agreement among National Pizza       March 26, 1991
        Company, Continental Bank, N.A.,
        The Bank of Tokyo Trust Company,
        U.S. Bank of Washington, National
        Association, and Continental Bank,
        N.A., as Agent, dated February 5,
        1991

10.15   Airplane Lease between O. Gene      Exhibit 10.24 to Form 10-K
        Bicknell as Lessor and National     for the year ended
        Pizza Company as Lessee dated       March 26,1991
        May 9, 1990

10.16   Pyramid Project Pizza Hut Food      Exhibit 10.16 to Form 10-K
        and Beverage Agreement dated        filed June 16, 1992
        August 9, 1991

10.17   Pyramid Project Pizza Hut           Exhibit 10.17 to Form 10-K
        Concessions Agreement dated         filed June 16, 1992
        August 9, 1991

10.18   Interim Mud Island Food and         Exhibit 10.18 to Form 10-K
        Beverage Concession Agreement       filed June 16, 1992
        dated May 4, 1992

10.19   Senior Note Purchase Agreement       Exhibit 10.19 to Form 10-K
        made by and between PM Group         filed June 16, 1992
        Life Insurance Company, Pacific
        Mutual Life Insurance Company, and
        Massachusetts Mutual Life Insurance
        Company and National Pizza Company
        dated May 15, 1992 (sample document)

10.20   Third Amendment to Amended            Exhibit 10-20 to Form 10-K
        & Restated Revolving Credit           for the year ended
        Agreement among National Pizza        March 30, 1993
        Company, Continental Bank, N.A.,
        The Bank of Tokyo Trust Company,
        U.S. Bank of Washington, National
        Association, and Continental Bank,
        N.A., as Agent, dated June 1, 1992

10.21   Fourth Amendment to Amended          Exhibit 10.21
        & Restated Revolving Credit          to Form 10-K for the
        Agreement among National Pizza       year ended March 30, 1993
        Company, Continental Bank, N.A.,
        The Bank of Tokyo Trust Company,
        U.S. Bank of Washington, National
        Association, and Continental Bank
        N.A., as Agent, dated October 1,
        1992

10.22   Fifth Amendment to Amended            Exhibit 10.22
        & Restated Revolving Credit           to Form 10-K for the
        Agreement among National Pizza        year ended March 30, 1993
        Company, Continental Bank, N.A.
        The Bank of Tokyo Trust Company
        U.S. Bank of Washington, National
        Association, and Continental Bank
        N.A., as Agent, dated May 28, 1993

10.23   Sixth Amendment to Amended            Exhibit 10.23
        & Restated Revolving Credit           to Form 10-K for the
        Agreement among National Pizza        year ended March 30, 1993
        Company, Continental Bank, N.A.,
        The Bank of Tokyo Trust Company
        U.S. Bank of Washington, National
        Association, and Continental Bank
        N.A., as Agent, dated June 11, 1993

10.24   Real Estate Purchase Agreement           Exhibit 10.24
        between the Company and O. Gene          to Form 10-K for the
        Bicknell regarding the sale              year ended March 30, 1993
        of eight Maryland properties
        dated March 30, 1993

10.25   Profit Sharing Plan of National Pizza    Exhibit 10.25
        Company dated July 1, 1992 and           to Form 10-K for the
        First Amendment dated January 1, 1993    year ended March 30,
1993

10.26   Senior Note Purchase Agreement made      Exhibit 10.26
        by and between Pacific Mutual Life       to Form 10-K for the
        Insurance Company, Pacific Corinthian    year ended March 30, 1993
        Life Insurance Company, Lutheran
        Brotherhood and National Pizza Company
        dated March 30, 1993

10.27   Stock Purchase Agreement dated           Exhibit B to Form 8-K
        May 18, 1993 by and among National       filed May 28, 1993
        Pizza Company, NRH Corporation and
        selling stockholders

10.28   Amendment #1 to the Stock Purchase       Exhibit A to Form 8-K
        Agreement relating to the sale of        filed June 23, 1993
        NRH Corporation dated June 9, 1993

10.29   Second Amendment dated October 19,       Exhibit 10.29
        1993, to the Profit Sharing Plan of      to Form 10-K for the
        National Pizza Company                   year ended March 29, 1994

10.30   Seventh Amendment to Amended             Exhibit 10.30
        & Restated Revolving Credit              to Form 10-K for the
        Agreement among National Pizza           year ended March 29, 1994
        Company, Continental Bank, N.A.,
        The Bank of Tokyo Trust Company
        U.S. Bank of Washington, National
        Association, and Continental Bank
        N.A., as Agent, dated December 20,
        1993.

10.31   Asset Exchange Agreement by              Exhibit 10.31
        and among National Pizza                 to Form 10-K for the
        Company, Pizza Hut, Inc. and             year ended March 29, 1994
        Pizza Hut of San Diego, Inc.
        dated June 7, 1994

11     Statement regarding computation of per    Exhibit 11
       share earnings for the year ended         to From 10-K for the
       March 29, 1994, March 30, 1993, and       year ended March 29,1994
       March 31, 1992.

13     1994 Annual Report to Stockholders        Exhibit 13
                                                 to Form 10-K for the
                                                 year ended March 29, 1994

21     List of Subsidiaries                      Exhibit 21 to
                                                 Form 10-K for the year
                                                 ended March 29, 1994

23.1  Consent of Ernst & Young                   Exhibit 23.1 to
                                                 Form 10-K for the year
                                                 ended March 29, 1994

99    Proxy Statement for Annual Meeting         Definitive proxy
      of Stockholders to be held                 filed June 13, 1994
      July 12, 1994                              via EDGAR




     (b)            Reports on Form 8-K

   There were no reports on Form 8-K filed for the fiscal quarter ended March 29, 1994.


SIGNATURES
__________________________________________________________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the 13th day of June, 1994 on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PIZZA COMPANY


By     James K. Schwartz
       Vice President, Chief Financial Officer,
       Treasurer, Assistant Secretary
       (Principal Financial Officer)


By     Douglas K. Stuckey
       Corporate Controller
       (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of June, 1994.


O. Gene Bicknell              Chairman of the Board and Director

Gordon W. Elliott             Vice Chairman and Director

J. Mitchell Boyd              President, Chief Executive
                              Officer and Director
                              (Principal Executive Officer)

James K. Schwartz             Vice President Finance,
                              Chief Financial Officer,
                              Treasurer and
                              Assistant Secretary
                              (Principal Financial Officer)

David G. Short                Secretary


Fran D. Jabara                Director

Robert E. Cressler            Director

John W. Carlin               Director

                                NATIONAL PIZZA COMPANY

               SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTY

                      Balance             -----Deductions---     Balance at
                         at                          Amounts  ---end of year--
                     beginning             Amounts   Written             Not
                      of year  Additions  Collected    Off    Current  Current
FOR THE YEAR
ENDED MARCH 29, 1994:

O. Gene Bicknell
Chairman of the Board    ---  $1,000,000   $950,000    ---    $50,000     ---

                             NATIONAL PIZZA COMPANY

                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                 Balance at                                            Balance
                  Beginning    Additions  Retirements   Other           at End
Classification    of Period    at Cost(1)    or Sales  Changes(2)    of Period

FOR THE YEAR ENDED
MARCH 29, 1994:

Land             $35,151,000     $851,000    $786,000 $      ---   $35,216,000
Buildings         55,051,000    1,514,000     684,000  1,023,000    56,904,000
Leasehold
improvements      37,532,000    8,579,000   1,412,000    789,000    45,488,000
Furniture
and equipment     80,578,000   11,900,000   5,076,000               87,402,000
Capitalized
leases             4,998,000    1,445,000   1,340,000                5,103,000
Construction
in process             9,000    1,991,000         ---  (1,812,000)     188,000
                $213,319,000  $26,280,000  $9,298,000  $      --- $230,301,000


FOR THE YEAR ENDED
MARCH 30, 1993:

Land           $  31,567,000  $4,715,000   $1,131,000  $      ---  $35,151,000
Buildings         44,741,000  10,848,000      715,000     177,000   55,051,000
Leasehold
improvements      40,455,000   1,637,000    4,560,000         ---   37,532,000
Furniture
and equipment     76,108,000  10,003,000    5,533,000         ---   80,578,000
Capitalized
leases             5,927,000         ---      929,000         ---    4,998,000
Construction
in process           186,000         ---          ---    (177,000)       9,000
                $198,984,000 $27,203,000  $12,868,000   $     --- $213,319,000


FOR THE YEAR ENDED
MARCH 31, 1992:

Land           $  27,667,000  $4,892,000    $ 992,000  $      ---  $31,567,000
Buildings         36,786,000   8,516,000      661,000     100,000   44,741,000
Leasehold
improvements      36,718,000   4,295,000      558,000         ---   40,455,000
Furniture
and equipment     63,396,000  14,618,000    1,906,000         ---   76,108,000
Capitalized
leases             5,945,000         ---       18,000         ---    5,927,000
Construction
in process           286,000         ---         ---     (100,000)     186,000
                $170,798,000 $32,321,000  $4,135,000    $     --- $198,984,000

[FN]
NOTES
(1) On June 8, 1993, National Pizza Company acquired the stock of NRH Corporation, owner/franchisor of Tony Roma's. Approximately $11,763,000 of the purchase price was allocated to fixed assets in the following amounts: $6,879,000 to leasehold improvements; $4,470,000 to furniture and equipment; and $414,000 to construction in progress.

(2) Represents completion of construction.

                         NATIONAL PIZZA COMPANY

                SCHEDULE VI - ACCUMULATED DEPRECIATION
         DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                 Additions
                  Balance at    Charges to                  Balance
                   Beginning     Costs and                  at End
Description        of Period      Expenses   Retirements   of Period

FOR THE YEAR ENDED
MARCH 29, 1994:

Buildings        $  9,680,000  $  3,308,000  $   140,000  $12,848,000
Leasehold
improvements       11,914,000     3,739,000      544,000   15,109,000
Furniture
and equipment      43,034,000    10,384,000    1,446,000   51,972,000
Capitalized
leases              1,564,000       580,000      532,000    1,612,000
                  $66,192,000   $18,011,000   $2,662,000  $81,541,000


FOR THE YEAR ENDED
MARCH 30, 1993:

Buildings        $  6,554,000  $  3,379,000   $  253,000  $ 9,680,000
Leasehold
improvements       10,109,000     2,689,000      884,000   11,914,000
Furniture
and equipment      34,396,000    10,125,000    1,487,000   43,034,000
Capitalized
leases              1,237,000       486,000      159,000    1,564,000
                  $52,296,000   $16,679,000   $2,783,000  $66,192,000


FOR THE YEAR ENDED
MARCH 31, 1992:

Buildings       $  4,359,000  $  2,479,000  $   284,000   $ 6,554,000
Leasehold
improvements       7,658,000     2,600,000      149,000    10,109,000
Furniture
and equipment     25,784,000    10,212,000    1,600,000    34,396,000
Capitalized
leases               636,000       601,000          ---     1,237,000
                 $38,437,000   $15,892,000   $2,033,000   $52,296,000

                               NATIONAL PIZZA COMPANY

                            SCHEDULE X - SUPPLEMENTARY INCOME
                                 STATEMENT INFORMATION
                     ------Charged to Costs and Expenses----
                       March 29,      March 30,    March 31,
Item                        1994           1993         1992
Maintenance
  and repairs       $  7,652,000   $  6,074,000   $5,590,000
Advertising and
  promotion costs     19,421,000   20,226,000     20,752,000

