Form 10-Q
period 1994-06-28
NPC INTERNATIONAL INC
filed 1994-08-01
CIK 748714

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549



                            FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Fiscal Quarter Ended June 28, 1994
                  Commission File Number 0-13007



                     NPC INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)


     Kansas                                   48-0817298
(State of Incorporation)       (I.R.S. Employer Identification Number)


            720 W. 20th Street, Pittsburg, KS  66762
            (Address of principal executive offices)


Registrant's telephone number, including area code (316) 231-3390


                     NATIONAL PIZZA COMPANY
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ____



The number of shares outstanding of each of the registrant's classes of common stock as of July 22, 1994:

       Class A Common Stock, $0.01 par value - 12,582,321
       Class B Common Stock, $0.01 par value - 12,421,802

                     NPC INTERNATIONAL, INC.


                              INDEX

                                                      PAGE

PART I.   FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets --
        June 28, 1994 and March 29, 1994                3

    Condensed Consolidated Statements of Income --
        For the Thirteen Weeks Ended
        June 28, 1994 and June 29, 1993                 4

    Condensed Consolidated Statements of Cash Flows --
        For the Thirteen Weeks Ended
        June 28, 1994 and June 29, 1993                 5

    Notes to Condensed
        Consolidated Financial Statements               6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations   7


PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a
Vote of Security Holders                               11

    Item 6.  Exhibits and Reports on Form 8-K          11



                 PART I - FINANCIAL INFORMATION

                     NPC International, Inc.
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                                            June 28, 1994      March 29, 1994
ASSETS
Current assets:
  Cash and cash equivalents                 $  5,841,000         $  8,119,000
  Accounts receivable and other, net           2,992,000            3,105,000
  Notes receivable, net                          569,000              641,000
  Inventories of food and supplies             3,004,000            3,297,000
  Prepaid expenses and other current assets    1,933,000            2,048,000
Total current assets                          14,339,000           17,210,000

Facilities and equipment, net                138,848,000          148,760,000
Franchise rights                              28,132,000           21,047,000
Goodwill, less accumulated amortization       33,029,000           33,327,000
Other assets                                   8,304,000            8,768,000
                                            $222,652,000         $229,112,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $ 14,178,000          $ 16,200,000
  Payroll taxes                               1,856,000             1,283,000
  Accrued interest                            1,153,000             1,788,000
  Accrued payroll                             4,665,000             3,303,000
  Other accrued liabilities                  15,036,000            12,866,000
  Current portion of long-term debt           1,300,000             1,390,000
Total current liabilities                    38,188,000            36,830,000

Long-term debt and
obligations under capital leases             75,118,000            86,734,000
Deferred income taxes and other               6,652,000             6,561,000

Stockholders' equity:
  Class A Common Stock                          139,000               139,000
  Class B Common Stock                          137,000               137,000
Paid-in capital                              22,316,000            22,322,000
Retained earnings                            99,455,000            95,700,000
                                            122,047,000           118,298,000

Less treasury stock                         (19,353,000)          (19,311,000)
Total stockholders' equity                  102,694,000            98,987,000
                                           $222,652,000          $229,112,000

[FN]
    See notes to condensed consolidated financial statements.

                     NPC International, Inc.
           Condensed Consolidated Statements of Income
                           (Unaudited)

                                              For the Thirteen Weeks Ended
                                            June 28, 1994       June 29, 1993
Net sales                                    $83,179,000          $78,430,000
Net franchise revenues                         1,278,000              349,000
Total revenues                                84,457,000           78,779,000

Cost of sales                                 24,367,000           23,549,000
                                              60,090,000           55,230,000

Direct labor costs                            24,110,000           22,980,000
Operating expenses                            22,428,000           20,199,000
General and administrative expenses            5,941,000            6,043,000
                                              52,479,000           49,222,000
Operating income                               7,611,000            6,008,000

Interest expense                              (1,552,000)          (1,621,000)
Other income (expense)                            67,000              (39,000)
Income before income taxes                     6,126,000            4,348,000

Provision for income taxes                     2,371,000            1,674,000
Net income                                   $ 3,755,000          $ 2,674,000

Earnings per share                           $      0.15          $      0.11

Weighted average shares outstanding           25,028,287           25,344,008

[FN]
    See notes to condensed consolidated financial statements.

                     NPC International, Inc.
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                                               For the Thirteen Weeks Ended
                                              June 28, 1994     June 29, 1993
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                    $  3,755,000       $  2,674,000
Non-cash items included in net income:
  Depreciation and amortization                  5,428,000          4,921,000
  Deferred income taxes and other                   91,000            129,000

Change in assets and liabilities,
net of acquisitions:
  Accounts receivable and other, net               112,000            558,000
  Notes receivable, net                             73,000            (49,000)
  Inventories of food and supplies                 292,000             71,000
  Prepaid expenses and other current assets        114,000           (981,000)
  Accounts payable                              (2,022,000)           158,000
  Payroll taxes                                    573,000          1,243,000
  Accrued interest                                (635,000)           (17,000)
  Accrued payroll                                1,362,000          1,297,000
  Other accrued liabilities                      2,170,000          2,073,000
     Net cash flows from operating activities   11,313,000         12,077,000


CASH FLOWS USED BY INVESTING ACTIVITIES:

Acquisition of NRH Corporation, net of cash        - - -          (19,370,000)
Capital expenditures, net                      (2,314,000)         (2,324,000)
Changes in other assets, net                      465,000             143,000
Proceeds from sale of capital assets               12,000             317,000
     Net cash flows used
     by investing activities                   (1,837,000)        (21,234,000)


CASH FLOWS FROM (USED BY)
FINANCING ACTIVITIES:

Purchase of treasury stock                        (52,000)           (237,000)
Net change in revolving credit agreements       3,030,000          23,310,000
Payment of long-term debt                     (14,735,000)        (12,751,000)
Exercise of stock options                           3,000               3,000
     Net cash flows from
     (used by) financing activities           (11,754,000)         10,325,000
NET CHANGE IN CASH AND CASH EQUIVALENTS        (2,278,000)          1,168,000

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                          8,119,000           6,195,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  5,841,000        $  7,363,000

    See notes to condensed consolidated financial statements.

                     NPC International, Inc.
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)


Note 1

On July 12, 1994, the stockholders of National Pizza Company approved and adopted an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name to NPC International, Inc. The Company's Class A voting and Class B non-voting common stock continues to trade on the NASDAQ under the new ticker symbols "NPCIA" and "NPCIB," respectfully.


Note 2

In the opinion of Management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 28, 1994 and March 29, 1994, the results of operations for the fiscal quarters ended June 28, 1994 and June 29, 1993 and the statements of cash flows for the fiscal quarters ended June 28, 1994 and June 29, 1993.

NRH Corporation, acquired on June 8, 1993, is included in the fiscal quarter ended June 29, 1993 for only 19 days.

On June 7, 1994, the Company executed a new franchise agreement and a definitive agreement to exchange certain assets. Under the agreement, NPC will exchange all of its Pizza Hut restaurants in California, Kentucky, Maryland, Virginia and West Virginia and five restaurants in Arkansas, two in Missouri, three in Tennessee and one each in Oklahoma and Mississippi (a total of 84 restaurants) for 50 Pizza Hut restaurants currently operated by the franchisor Pizza Hut Inc. (PHI) and certain additional rights under the 1990 Franchise Agreement. As of June 28, 1994, the Company had transferred 40 units (37 in California, two in Missouri and one in Oklahoma) to PHI. The remaining phases of the transaction are expected to close August, 1994.

These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report on Form 10-K for the fiscal year ended March 29, 1994.


Note 3

There were cash payments for income taxes of $675,000 in the thirteen weeks ended June 28, 1994 and no taxes paid in the thirteen weeks ended June 29, 1993. Cash paid for interest for the thirteen weeks ended June 28, 1994 and June 29, 1993 was $2.2 million and $1.6 million, respectively.

As part of the asset exchange agreement with Pizza Hut, Inc., the Company will exchange 84 of its operating entities with 50 Pizza Hut restaurants operated by PHI and certain additional rights.
No gain or loss will be recognized as a result of this exchange in properties. As of June 28, 1994, approximately $9.8 million of book basis in the exchanged assets had been re-capitalized as franchise rights in connection with the transaction, which will be amortized beginning in July, 1996 over the remaining life of the franchise agreement.




                     NPC International, Inc.
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations



At June 28, 1994, NPC International, Inc. (formerly National Pizza Company) owned and operated 235 Pizza Hut restaurants and 87 delivery kitchens in 11 states. The reduced unit count is due to the partial completion of the asset exchange agreement with the Company's franchisor, Pizza Hut Inc. The Company's pizza restaurants are generally free standing, full table service restaurants which offer high quality and moderately priced pizza, pasta, sandwiches and a salad bar. Beverage service includes soft drinks and, in most restaurants, beer. Delivery kitchens provide home delivery and carry out of pizza products, but they do not have dining facilities, salad bars or beer.

On the same date, the Company owned and operated 186 and franchised 16 quick service seafood Skipper's restaurants in ten western states and British Columbia. Skipper's offers a limited menu including fish, shrimp and clams. Each restaurant features a casual atmosphere and beer is served in most locations.

On June 8, 1993, the Company purchased the stock of NRH Corporation. NRH is the owner and operator of 26 Tony Roma's restaurants in four states, and franchisor of 107 restaurants in 19 states and 32 foreign locations at June 28, 1994. Tony Roma's is a casual theme restaurant chain "Famous for Ribs", but also offers a variety of menu choices including chicken, steaks and salads. All Tony Roma's restaurants serve alcohol.

                      Pizza Hut Operations
                                    For the Thirteen Weeks Ended
                                June 28, 1994            June 29, 1993
                         Restaurants      Delivery   Restaurants    Delivery
Net sales                 $39,544,000   $13,076,000   $40,976,000  $13,552,000

Percentage of net sales:
  Cost of sales                 25.8%         24.9%         27.2%        26.1%
  Direct labor costs            26.0%         32.2%         27.2%        33.9%
  Operating expenses            24.6%         24.7%         23.7%        23.8%
                                76.4%         81.8%         78.1%        83.8%
Operating profit                23.6%         18.2%         21.9%        16.2%

Number of Company units           235            87           262           96

Comparison of Pizza Hut Operating Results for the Thirteen Weeks
Ended June 28, 1994 with the Thirteen Weeks Ended June 29, 1993

Net sales from Pizza Hut operations for the thirteen weeks ended June 28, 1994, were $52.6 million, down 3.5% from the same period in the prior fiscal year. Sales in comparable restaurants and delivery kitchens open in excess of twelve months decreased 1.4% on a real basis from the same quarter in the prior year. Contributing to this slight decline was the positive sales gains a year ago after the introduction of the BIGFOOT pizza. Part of this decline is also due to the transfer of 40 of 84 restaurants to Pizza Hut, Inc. in June 1994 as part of a definitive asset exchange agreement signed June 7, 1994. NPC does not expect the exchange to affect annual earnings materially, inclusive of the effect of the purchase of 17 units from another Pizza Hut franchisee.

The Company sold its catering operations on November 18, 1993, which primarily served as the concessionaire for a multi-purpose arena in Memphis, Tennessee. The Company recorded $305,000 in sales from its concession and catering division for the thirteen weeks ended June 29, 1993.

Management anticipates, based on the economic environment and competitive conditions, as well as strong sales gains recorded a year ago, comparable unit sales in real dollars will remain flat to slightly positive.

Cost of sales in the Pizza Hut operations--as a percentage of net sales--for the thirteen weeks ended June 28, 1994 (25.6%) decreased when compared with the cost of sales percentage for the thirteen weeks ended June 29, 1993 (26.9%). The reduction in cost is due to higher than normal costs associated with the introduction of BIGFOOT pizza last fiscal year. Cost of sales includes food and beverage costs and the expense of paper takeout supplies.

Direct labor in the Pizza Hut operations decreased to 27.5% of net sales for the most recent quarter, compared with 28.9% for
the comparable quarter a year ago.    The Company experience
higher labor costs last year due to training for BIGFOOT and the luncheon buffet.

Overall operating expenses increased slightly as a percentage of sales, to 24.6% for the quarter ended June 28, 1994 from 23.7% for the quarter ended June 29, 1993. The increase is primarily attributable to the timing of payment of certain insurance costs. Major operating expenses in the Pizza Hut division include advertising, depreciation and amortization, and rent.

                      Skipper's Operations
                                            For the Thirteen Weeks Ended
                                          June 28, 1994       June 29, 1993
Net restaurant sales                         $20,013,000         $21,357,000
Net franchise revenue                             73,000              78,000
Total revenues                               $20,086,000         $21,435,000

Percentage of revenue:
  Cost of sales                                    36.8%               37.6%
  Direct labor costs                               31.0%               30.1%
  Operating expenses                               29.8%               29.4%
                                                   97.5%               97.1%
Operating profit                                    2.5%                2.9%

Number of Company units                              186                 188
Number of franchised units                            16                  18

Comparison of Skipper's Operating Results for the Thirteen Weeks
Ended June 28, 1994 with the Thirteen Weeks Ended June 29, 1993

The Company returned to its value-pricing strategy in October 1993 and continues to test new products and menu combinations in an attempt to increase guest counts and sales. Skipper's completed the food delivery system retrofits of all Company stores in April 1994, which reduced serving time to approximately two minutes from the previous "cooked-to-order" eight minutes. Introduction of Skipper's beer-battered fish has also had favorable results in test markets. Despite these innovations, same store sales were down 5.9% for the fiscal quarter ended June 28, 1994 when compared with the same quarter last year.

Operating costs for the fiscal quarter ended June 28, 1994 did not materially change when compared with the same quarter in the prior year. Cost of sales--as a percentage of net revenues-- decreased 0.8% of revenue in the thirteen weeks ended June 28, 1994 when compared with the thirteen weeks ended June 29, 1993 due to improved pricing from product suppliers. Direct labor costs, consisting of wages, taxes and related fringe benefits, increased 0.9% of net revenues due to lower sales volume. Restaurant operating expenses approximately equaled the prior year as a percentage of revenues.

Management anticipates comparable unit sales in real dollars will remain flat to slightly down in fiscal 1995, with improved results through food and labor costs reductions.

                     Tony Roma's Operations
                                For the Thirteen Weeks Ended
                                        June 28, 1994
Net restaurant sales                     $10,545,000
Net franchise revenues                     1,205,000
Total revenues                           $11,750,000

Percentage of revenue:
  Cost of sales                                29.9%
  Direct labor costs                           28.9%
  Operating expenses                           29.7%
                                               88.5%
Operating profit                               11.5%

Number of Company units                           26
Number of franchised units                       139

Analysis of Tony Roma's Operating Results for the Thirteen Weeks ended June 28, 1994

On June 8, 1993, NPC International, Inc. completed its acquisition of NRH Corporation, owner and franchisor of Tony Roma's A Place for Ribs. For the 19 days ended June 29, 1993, Tony Roma's reported revenues from 26 Company units and 127 franchised restaurants of $2.5 million, including $271,000 in net franchise revenues.

Comparable sales for the thirteen weeks ended June 28, 1994, were down 2.5% when compared with the similar period in the prior year. Roma's sales trends continue to be positive except for the Company's Florida market. Franchise operations contributed approximately $1.9 million gross franchise income for the fiscal quarter ended June 28, 1994.

Management currently anticipates opening six company-owned restaurants and 15 new franchise restaurants in the current fiscal year. NRH was merged into its subsidiary Romacorp, Inc. on March 29, 1994, as part of a restructuring of the operating group. On June 20, Mr. Robert Page became President of Romacorp; Mr. Jerry Brunotts will remain with the Company on a part-time basis specializing in real estate and franchisee relations.


                      Consolidated Results

Comparison of Operating Results for the Thirteen Weeks Ended June
28, 1994 with the Thirteen Weeks Ended June 29, 1993

Overall revenues for the thirteen weeks ended June 28, 1994 were $84.5 million, an increase of $5.7 million, or 7.2% when compared with $78.8 million for the thirteen weeks ended June 29, 1993.
Of this increase, approximately $9.2 million is attributable to new sales and franchise revenues from the Tony Roma's acquisition that were not present in the quarter ended June 29, 1993.

General and administrative expenses--as a percentage of net revenues--declined in the thirteen weeks ended June 28, 1994 (7.0%), when compared with the thirteen weeks ended June 29, 1993 (7.7%). Part of this decrease is due to the spread of operating expenditures over a larger revenue base and the completion of amortizing certain start-up costs. Major expenses in these costs principally include corporate salaries, amortization of intangible assets, and bank service charges.

Net income for the thirteen weeks ended June 28, 1994, was $3.8 million, a 40.4% increase over the $2.7 million reported for the
thirteen weeks ended June 29, 1993.    The Company's effective
tax rate fell to 38.7% for the fiscal quarter ended June 28, 1994 from approximately 39.0% for the fiscal year ended March 29, 1994.


           Liquidity, Capital Resources and Cash Flows

On June 28, 1994, the Company had a working capital deficit of $23.8 million ($22.8 million deficit at June 29, 1993). Like most restaurant businesses, the Company is able to operate with a working capital deficit because substantially all of its sales are for cash, while it generally receives credit from trade suppliers. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, the Company uses all available liquid assets to reduce borrowings under its line of credit.

Net cash flows from operating activities decreased slightly
($764,000) when comparing the thirteen weeks ended June 28, 1994 with the comparable quarter a year earlier.

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

On June 16, 1994, the Company announced continuation of its stock repurchase program, allowing for the additional purchase of 500,000 shares of the Company's Class A or Class B Common stock. The Company has previously repurchased approximately 2,500,000 shares under the current program.


              Seasonality and Effects of Inflation

As a result of continued concept diversification, the Company has not experienced significant seasonality of its sales.

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

Increases in interest rates could directly affect the Company's operations.
                   PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Stockholders was held on July 12,
          1994.

     (b) Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition of the nominees as listed in the proxy statement, and all such nominees were elected pursuant to the vote of the stockholders.

     (c) Class A stockholders approved and adopted the 1994 Stock Option Plan. The vote on this proposal was 10,868,409 shares "FOR" and 560,890 shares "AGAINST", with 21,077 shares abstaining and 465,680 shares not voting. Stockholders also approved and adopted an amendment to the Company's Restated Articles of Incorporation to change the Company's name to NPC International, Inc. The vote on this proposal was 11,889,071 shares "FOR" and 13,627 shares "AGAINST", with 13,358 shares abstaining.


Item 6. Exhibits filed as part of this Report and Reports on Form 8-K

     (a)  Exhibits

          The following Exhibit is filed as part of this Report:

               Exhibit 4.1 - Specimen Stock Certificate for Class A
                    Common Stock

               Exhibit 4.2 - Specimen Stock Certificate for Class B
                    Common Stock

               Exhibit 10.01 - Sample franchise agreement between
                    Pizza Hut, Inc. and National Pizza Company effective March 30, 1994.

               Exhibit 10.33 - Third amendment to the National
                    Pizza Company Profit Sharing Plan, effective
                    January 1, 1993.

               Exhibit 11 - Statement Regarding Computation of
                    Per Share Earnings - Page 13


     (b)  Reports on Forms 8-K

          No reports on Forms 8-K were filed during the quarter ended June 28, 1994.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NPC INTERNATIONAL, INC.
                                   (Registrant)

DATE: July 28, 1994      James K. Schwartz
                         Vice President, Chief Financial Officer
                         Principal Financial Officer

DATE: July 28, 1994      Douglas K. Stuckey
                         Corporate Controller,
                         Chief Accounting Officer
                         Principal Accounting Officer