Form 10-Q
period 1994-09-28
NPC INTERNATIONAL INC
filed 1994-11-03
CIK 748714

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Fiscal Quarter Ended September 27, 1994
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



The number of shares outstanding of each of the registrant's classes of common stock as of October 18, 1994:

       Class A Common Stock, $0.01 par value - 12,535,666
       Class B Common Stock, $0.01 par value - 12,328,480




                     NPC INTERNATIONAL, INC.


                              INDEX


                                                         PAGE

PART I.   FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets --
        September 27, 1994 and March 29, 1994               3

    Condensed Consolidated Statements of Income --
        For the Thirteen Weeks and Twenty Six Weeks
        Ended September 27, 1994 and September 28, 1993     4

    Condensed Consolidated Statements of Cash Flows --
        For the Twenty Six Weeks Ended
        September 27, 1994 and September 28, 1993           5

    Notes to Condensed Consolidated Financial Statements    6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations       7


PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K              13



                 PART I - FINANCIAL INFORMATION

                     NPC International, Inc.
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                                              Sept. 27, 1994    March 29, 1994
ASSETS
Current assets:
  Cash and cash equivalents                    $  4,750,000      $  8,119,000
  Accounts receivable, net                        3,218,000         3,105,000
  Notes receivable, net                             560,000           641,000
  Inventories of food and supplies                2,939,000         3,297,000
  Prepaid expenses and other current assets       3,011,000         2,048,000
Total current assets                             14,478,000        17,210,000

Facilities and equipment, net                   144,470,000       148,760,000

Franchise rights                                 28,353,000        21,047,000

Goodwill, less accumulated amortization          32,580,000        33,327,000

Other assets                                      8,941,000         8,768,000
                                               $228,822,000      $229,112,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $ 12,907,000      $ 16,200,000
  Payroll taxes                                     982,000         1,283,000
  Accrued interest                                1,953,000         1,788,000
  Accrued payroll                                 2,968,000         3,303,000
  Other accrued liabilities                      12,211,000        12,866,000
  Current portion of long-term debt               1,334,000         1,390,000
Total current liabilities                        32,355,000        36,830,000

Long-term debt and
obligations under capital leases                 85,238,000        86,734,000
Deferred income taxes and other                   6,525,000         6,561,000

Stockholders' equity:
  Class A Common Stock                              139,000           139,000
  Class B Common Stock                              137,000           137,000
Paid-in capital                                  22,156,000        22,322,000
Retained earnings                               102,410,000        95,700,000
                                                124,842,000       118,298,000
Less treasury stock                             (20,138,000)      (19,311,000)
Total stockholders' equity                      104,704,000        98,987,000
                                               $228,822,000      $229,112,000

    See notes to condensed consolidated financial statements.


                     NPC International, Inc.
           Condensed Consolidated Statements of Income
                           (Unaudited)

                             For the Thirteen          For the Twenty Six
                                Weeks Ended                Weeks Ended
                          Sept. 27,    Sept. 28,     Sept. 27,     Sept. 28,
                             1994         1993          1994          1993

Net sales                $77,050,000  $86,169,000  $160,229,000  $164,599,000
Franchise revenues         1,422,000    1,253,000     2,700,000     1,602,000
Total revenues            78,472,000   87,422,000   162,929,000   166,201,000

Cost of sales             22,554,000   25,743,000    46,921,000    49,292,000
                          55,918,000   61,679,000   116,008,000   116,909,000

Direct labor costs        22,324,000   25,332,000    46,434,000    48,312,000
Operating expenses        21,409,000   23,155,000    43,362,000    43,354,000
General and
administrative expenses    5,841,000    7,191,000    12,257,000    13,234,000
                          49,574,000   55,678,000   102,053,000   104,900,000
Operating income           6,344,000    6,001,000    13,955,000    12,009,000

Interest expense          (1,492,000)  (1,664,000)   (3,044,000)   (3,285,000)
Other income (expense)       (34,000)    (176,000)       33,000      (215,000)
Income before
income taxes               4,818,000    4,161,000    10,944,000     8,509,000

Provision for
income taxes               1,863,000    1,639,000     4,234,000     3,313,000
Net income                $2,955,000   $2,522,000    $6,710,000    $5,196,000

Earnings per share             $0.12        $0.10         $0.27         $0.21
Weighted average
shares outstanding        24,974,039   25,133,110    24,996,538    25,235,491

    See notes to condensed consolidated financial statements.


                     NPC International, Inc.
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                                               For the Twenty Six Weeks Ended
                                               Sept. 27, 1994   Sept. 28, 1993

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $6,710,000      $5,196,000
Non-cash items included in net income:
  Depreciation and amortization                    10,763,000      10,472,000
  Deferred income taxes and other                     (36,000)         90,000

Change in assets and liabilities,
net of acquisitions:
  Accounts receivable                                (114,000)        878,000
  Notes receivable                                     82,000         (71,000)
  Inventories of food and supplies                    358,000         360,000
  Prepaid expenses and other current assets          (963,000)     (1,257,000)
  Accounts payable                                 (3,293,000)     (1,744,000)
  Payroll taxes                                      (301,000)        729,000
  Accrued interest                                    165,000         756,000
  Accrued payroll                                    (335,000)        515,000
  Other accrued liabilities                          (655,000)     (1,251,000)
     Net cash flows from
     operating activities                          12,381,000      14,673,000


CASH FLOWS USED BY INVESTING ACTIVITIES:

Acquisition of NRH Corporation, net of cash               ---     (19,370,000)
Acquisition of business assets                    (12,648,000)        (15,000)
Capital expenditures, net                            (723,000)     (5,506,000)
Changes in other assets, net                         (173,000)      1,423,000
Proceeds from sale of capital assets                  338,000         368,000
     Net cash flows used by
     investing activities                         (13,206,000)    (23,100,000)


CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:

Purchase of treasury stock                         (1,064,000)     (1,668,000)
Net change in revolving credit agreements          (4,410,000)     22,740,000
Proceeds from (payment of) long-term debt           2,859,000     (13,502,000)
Exercise of stock options                              71,000           6,000
        Net cash flows (used by)
        from financing activities                  (2,544,000)      7,576,000
NET CHANGE IN CASH AND CASH EQUIVALENTS            (3,369,000)       (851,000)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                              8,119,000       6,195,000
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                   $4,750,000      $5,344,000

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


Note 2

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 27, 1994 and March 29, 1994, the results of operations for the fiscal quarters and cumulative periods ended September 27, 1994 and September 28, 1993 and the statements of cash flows for the two fiscal quarters ended September 27, 1994 and September 28, 1993.

Romacorp, Inc. (formerly NRH Corporation), a wholly owned subsidiary of the Company, was acquired on June 8, 1993 and is included in the data for the two fiscal quarters ended September
28, 1993 for only sixteen weeks.

On June 7, 1994, the Company executed a new franchise agreement and a definitive agreement to exchange certain assets. Under the agreement, NPC exchanged a total of 84 Pizza Hut restaurants for 50 Pizza Hut restaurants operated by the franchisor Pizza Hut Inc. (PHI) and certain additional rights under the 1990 Franchise Agreement. The transaction was completed on August 4, 1994.

These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report on Form 10-K for the fiscal year ended March 29, 1994. Certain reclasses were made to prior year balances to conform with the current year presentation.


Note 3

There were cash payments for income taxes of $6.1 million in the twenty six weeks ended September 27, 1994 and $3.6 million in the twenty six weeks ended September 28, 1993. Cash paid for interest for the twenty six weeks ended September 27, 1994 and September 28, 1993 was $2.9 million and $2.6 million, respectively.

As part of the asset exchange agreement with Pizza Hut, Inc., the Company exchanged 84 of its operating entities with 50 Pizza Hut restaurants operated by PHI and certain additional rights. No gain or loss was recognized as a result of this exchange in properties. Approximately $9.8 million of book basis in the exchanged assets has been re-capitalized as franchise rights in connection with the transaction, which will be amortized beginning in July, 1996 over the remaining life of the franchise agreement.


                     NPC International, Inc.
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


At September 27, 1994, NPC International, Inc. (formerly National Pizza Company) owned and operated 258 Pizza Hut restaurants and 88 delivery kitchens in nine states. The Company's pizza restaurants are generally free standing, full table service restaurants which offer high quality and moderately priced pizza, pasta, sandwiches and a salad bar. Beverage service includes soft drinks and, in most restaurants, beer. Delivery kitchens provide home delivery and carry out of pizza products, but they do not have dining facilities, salad bars or beer.

On the same date, the Company owned and operated 185 and franchised 14 quick service seafood Skipper's restaurants in 12 western states and British Columbia. Skipper's offers a limited menu including fish, shrimp and clams. Each restaurant features a casual atmosphere and beer is served in most locations.

The Company is also the owner and operator of 26 Tony Roma's restaurants in five states, and franchisor of 104 restaurants in 17 states and 34 foreign locations at September 27, 1994. Tony Roma's is a casual theme restaurant chain known as "A Place for Ribs", but also offers a variety of menu choices including chicken, steaks and salads. All Tony Roma's serve alcohol.


                       Pizza Hut Operations

                                    For the Thirteen Weeks Ended
                            September 27, 1994          September 28, 1993
                          Restaurants    Delivery    Restaurants    Delivery

Net sales                 $36,981,000  $12,120,000   $40,431,000  $13,851,000

Percentage of net sales:
  Cost of sales                 25.8%         24.0%        26.5%        25.6%
  Direct labor costs            25.3%         31.9%        26.8%        33.2%
  Operating expenses            25.0%         25.0%        25.8%        24.4%
                                76.1%         80.9%        79.1%        83.2%
Operating profit                23.9%         19.1%        20.9%        16.8%

                                    For the Twenty Six Weeks Ended
                             September 27, 1994         September 28, 1993
                          Restaurants    Delivery    Restaurants    Delivery

Net sales                 $76,525,000  $25,196,000   $81,407,000  $27,403,000

Percentage of net sales:
  Cost of sales                 25.8%        24.5%         26.9%        25.9%
  Direct labor costs            25.6%        32.0%         27.0%        33.5%
  Operating expenses            24.8%        24.9%         24.7%        24.1%
                                76.2%        81.4%         78.6%        83.5%
Operating profit                23.8%        18.6%         21.4%        16.5%

Number of units                  258           88           262           96

Comparison of Operating Results for the Thirteen Weeks Ended
September 27, 1994 with the Thirteen Weeks Ended September 28, 1993

Net sales from Pizza Hut operations for the thirteen weeks ended September 27, 1994, were $49.1 million, down 9.5% from the same period in the prior fiscal year. Part of this decline is a result of the asset exchange agreement consummated with the Company's franchisor, completed this summer, which reduced the store count by 16 restaurants. The Company expects to replace these units by March, 1995 through construction or acquisition. Sales in comparable restaurants and delivery kitchens open in excess of twelve months decreased approximately 4.7% on a real basis over the same quarter a year earlier, reflecting continued impact from unusually high sales of the value-priced BIGFOOT pizza and the luncheon buffet in the prior year. Sales from the Company's concession and catering division, which was sold in November, 1993, were $475,000 for the thirteen weeks ended September 28, 1993.

Management anticipates, based on the economic environment and strong sales gains recorded a year ago, comparable unit sales in real dollars will remain flat to slightly negative for the remainder of the fiscal year.

Cost of sales in the Pizza Hut operations--as a percentage of net sales--for the thirteen weeks ended September 27, 1994 (25.3%) decreased moderately when compared with the cost of sales percentage for the thirteen weeks ended September 28, 1993 (26.3%). This decrease principally reflects lower cheese prices, which accounts for approximately 40% of a pizza's cost, this quarter when compared with the same quarter a year ago. Additionally, a greater proportion of higher margin products were sold this quarter as compared to a year earlier. Cost of sales includes food and beverage costs and the expense of paper takeout supplies.

Direct labor in the Pizza Hut operations also decreased to 26.9% of net sales for the most recent quarter, compared with 28.5% for the comparable quarter a year ago. This decrease is due to training costs for the introduction of Pizza Hut's new BIGFOOT pizza at the beginning of the quarter ended September 28, 1993.

Overall operating expenses deceased as a percentage of sales, to 25.0% for the quarter ended September 27, 1994 from 25.4% for the quarter ended September 28, 1993. Major operating expenses in the Pizza Hut division include advertising, depreciation and amortization, and rent.

Comparison of Operating Results for the Twenty Six Weeks Ended
September 27, 1994 with the Twenty Six Weeks Ended September 28,1993

Fiscal year-to-date net sales for the Pizza Hut operations declined by $7.1 million, partially due to the introduction of BIGFOOT in the prior year. The Company generally experienced higher labor and food costs associated with these two introductions due to the nature of the products. As such, the cost of goods sold and direct labor costs (when expressed as a percentage of net sales) are down moderately while operating expenses remained about the same.

Overall operating income for the Pizza Hut operations increased to 22.5% of net sales for the twenty six weeks ended September
27, 1994 from 20.2% for the comparable period in the prior year.

                      Skipper's Operations

                                              For the Thirteen Weeks Ended
                                        September 27, 1994   September 28,1993

Net restaurant sales                         $ 18,388,000         $21,158,000
Net franchise revenues                             66,000              85,000
Total revenues                               $ 18,454,000         $21,243,000

Percentage of revenue:
  Cost of sales                                      37.4%              37.1%
  Direct labor costs                                 32.7%              29.4%
  Operating expenses                                 33.6%              29.5%
                                                    103.7%              96.0%
Operating profit                                     (3.7)%              4.0%

                                             For the Twenty Six Weeks Ended
                                        September 27, 1994   September 28,1993

Net restaurant sales                         $ 38,401,000         $42,515,000
Net franchise revenues                            139,000             163,000
Total revenues                                $38,540,000         $42,678,000

Percentage of revenue:
  Cost of sales                                     37.1%               37.3%
  Direct labor costs                                31.8%               29.8%
  Operating expenses                                31.6%               29.5%
                                                   100.5%               96.6%
Operating profit                                    (0.5)%               3.4%

Number of Company units                              185                 188
Number of franchised units                            14                  18

Comparison of Operating Results for the Thirteen Weeks Ended
September 27, 1994 with the Thirteen Weeks Ended September 28, 1993

Skipper's has continued with its value-pricing marketing strategy in an attempt to increase customer traffic. However, guest counts for the quarter ended September 27, 1994 fell approximately 8.2% this year and same store sales declined 10.8% when compared with the thirteen weeks ended September 28, 1993.

Cost of sales, direct labor and operating expenses--when expressed as a percentage of net revenues--all rose in the current quarter ended September 27, 1994 when compared with the quarter ended September 28, 1993. The primary reason for this increase was due to the lower sales base in the most recent period.

Because of disappointing sales, the Company is evaluating the effectiveness of the current marketing program and pricing levels. The Company has completed the installation of the new food delivery system which reduced service time by 75%, and has introduced new products and implemented other operating strategies in an attempt to improve customer satisfaction and guest counts.


Comparison of Operating Results for the Twenty Six Weeks Ended
September 27, 1994 with the Twenty Six Weeks Ended September 28, 1993

Sales were 9.7% lower for the two fiscal quarters ended September
27, 1994, when compared with the two fiscal quarters a year ago.
Franchising revenues from the 14 franchised stores have declined proportionally for the two comparable periods.

Cost of sales declined to 37.1% of total revenues for the twenty six weeks ended September 27, 1994 when compared with 37.3% of revenues for the same period a year earlier. Prior year figures include costs associated with the introduction of Skipper's new beer battered fish.

Management anticipates, based on the economic environment and competitive conditions, comparable unit sales in real dollars will remain flat to lower throughout the remainder of the fiscal year.


                     Tony Roma's Operations

                                           For the Thirteen Weeks Ended
                                      September 27, 1994   September 28, 1993

Net restaurant sales                         $9,562,000           $10,254,000
Net franchise revenues                        1,356,000             1,168,000
Total revenues                              $10,918,000           $11,422,000

Percentage of revenue:
  Cost of sales                                   29.4%                 30.5%
  Direct labor costs                              28.2%                 30.8%
  Operating expenses                              27.0%                 25.8%
                                                  84.6%                 87.1%
Operating profit                                  15.4%                 12.9%

                                      For the Twenty Six      For the Sixteen
                                           Weeks Ended          Weeks Ended
                                       September 27, 1994   September 28, 1993

Net restaurant sales                        $ 20,107,000          $12,494,000
Net franchise revenues                         2,561,000            1,439,000
Total revenues                               $22,688,000          $13,933,000

Percentage of revenue:
  Cost of sales                                    29.7%                30.1%
  Direct labor costs                               28.5%                29.9%
  Operating expenses                               26.3%                26.8%
                                                   84.5%                86.8%
Operating profit                                   15.5%                13.2%

Number of Company units                               26                  27
Number of franchised units                           138                 130

Comparison of Operating Results for the Thirteen Weeks Ended
September 27, 1994 with the Thirteen Weeks Ended September 28, 1993

Comparable sales for the thirteen weeks ended September 27, 1994 were down 1.2% when compared with the similar period in the prior year, reflective of the soft market in California. Gross franchising revenue increased 16.8% to $4.0 million for the quarter ended September 27, 1994 from $3.4 million for the same quarter a year ago. Tony Roma's is the Company's fastest growing restaurant concept, with plans to open four to six Company restaurants and add 15 to 20 franchised units in the fiscal year ended March 28, 1995.

Cost of sales and direct labor decreased as a percent of sales as operating efficiencies were established subsequent to the June 8, 1993 acquisition. Operating expenses for the most recent quarter rose as a percent of sales due to the smaller revenue base in the current fiscal quarter.



                      Consolidated Results

Comparison of Operating Results for the Thirteen Weeks Ended
September  27,  1994 with the Thirteen Weeks Ended September  28, 1993

Overall sales for the thirteen weeks ended September 27, 1994 were $78.5 million, a decrease of $9.0 million, or 10.2% when compared with $87.5 million for the thirteen weeks ended
September 28, 1993.

General and administrative expenses decreased in the thirteen weeks ended September 27, 1994 (to 7.4% of total revenue) when compared with the thirteen weeks ended September 28, 1993 (8.2%). The thirteen weeks ended September 28, 1993 includes the absorption of some redundant administrative costs associated with the Tony Roma's acquisition; those functions were consolidated at the Company's headquarters in October, 1993. In addition, Pizza Hut operations amortized $470,000 in BIGFOOT start-up costs in the quarter ended September 1993, which become fully amortized in March, 1994. Major expenses in these costs principally include corporate salaries, amortization of intangible assets, and bank service charges.

Interest expense decreased slightly when comparing the two quarterly periods, resulting from higher debt levels related to the Tony Roma's acquisition in June, 1993.

Net income for the thirteen weeks ended September 27, 1994, was $3.0 million, a 17% increase over the $2.5 million reported for the thirteen weeks ended September 28, 1993. The effective tax rate for the quarter ended September 28, 1994 was 38.7% compared with a 39.4% rate used for the comparable quarter a year earlier.

Comparison of Operating Results for the Twenty Six Weeks Ended
September 27, 1994 with the Twenty Six Weeks Ended September 28,
1993

Sales for the twenty six weeks ended September 27, 1994 were $162.9 million, down $3.3 million from the same twenty six week period ended September 28, 1993. Despite the decline in sales, however, net income rose by $1,514,000, to $6,710,000 for the quarter ended September 1994 when compared with the $5,196,000 net income reported for the comparable quarter a year earlier, a 29% increase.

General and administrative costs declined as a percent of sales for the two fiscal quarters ended September 27, 1994 (7.5%) when compared with the two fiscal quarters ended September 28, 1993
(8.0%).


           Liquidity, Capital Resources and Cash Flows

On September 27, 1994, the Company had a working capital deficit of $17.9 million ($19.0 million deficit at September 28, 1993). Like most restaurant businesses, the Company is able to operate with a working capital deficit because substantially all of its sales are for cash, while it generally receives credit from trade suppliers. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, the Company uses all available liquid assets to reduce borrowings under its line of credit.

Net cash flows from operating activities decreased $2.3 million when comparing the thirteen weeks ended September 27, 1994 with the comparable quarter a year earlier. This 15.6% decrease is attributable to normal fluctuations in working capital components.

The Company completed the acquisition of Romacorp, Inc. (formerly NRH Corporation) on June 8, 1993, for an aggregate cash consideration of $20.4 million plus operating cash flow subsequent to the date of the preliminary agreement. The Company increased its line of credit to $45.0 million on June 11, 1993 and funded the transaction through borrowings available under the line. The Company also acquired 17 Pizza Hut units from another franchisee, which was the primary reason for the increase in the Company's debt in the quarter ended September 27, 1994, when compared with June 28, 1994.

NPC International, Inc. has an ongoing share repurchase program, initiated in November, 1991. This plan originally authorized 2.5 million shares to be repurchased and was expanded on June 16, 1994 to allow the repurchase of an additional 500,000 Class A or Class B shares. Since inception, 2,757,887 shares have been reacquired, or 10% of the Company's total.

The Company anticipates cash flow from operations will provide sufficient capital to fund continuing expansion and improvements, to service debt obligations and to develop new restaurants in existing territories. Future acquisitions may require additional debt or capital resources.

Seasonality and Effects of Inflation

As a result of continued concept diversification, the Company has not experienced significant seasonality in its sales. Skipper's sales are typically higher in the fourth quarter of the fiscal year, during the Lenten period.

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


Item 6. Exhibits filed as part of this Report and Reports on Form 8-K

     (a)  Exhibits

          The following Exhibit is filed as part of this Report:

               Exhibit 11 - Statement Regarding Computation of
               Per Share Earnings - Page 14

     (b)  Reports on Forms 8-K

               One Form 8-K was filed on October 4, 1994, relating to the completion of the transaction between Pizza Hut, Inc., Pizza Hut of San Diego, Inc. and
               NPC International, Inc.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NPC INTERNATIONAL, INC.
                                   (Registrant)



DATE:     November 1, 1994              James K. Schwartz
                                        Vice President,
                                        Chief Financial Officer
                                        Principal Financial Officer


DATE:     November 1, 1994              Douglas K. Stuckey
                                        Corporate Controller,
                                        Chief Accounting Officer
                                        Principal Accounting Officer