Form 10-Q/A
period 1994-09-27
NPC INTERNATIONAL INC
filed 1994-12-23
CIK 748714

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                          FORM 10-Q/A

                            AMENDED
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


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


                              NPC INTERNATIONAL, INC.
                                   (Registrant)



DATE:     December 23, 1994             James K. Schwartz
                                        Vice President,
                                        Chief Financial Officer
                                        Principal Financial Officer


DATE:     December 23, 1994             Douglas K. Stuckey
                                        Corporate Controller,
                                        Chief Accounting Officer
                                        Principal Accounting Officer