Form 10-Q
period 1994-12-27
NPC INTERNATIONAL INC
filed 1995-02-10
CIK 748714

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549



                           FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Quarter Ended December 27, 1994
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



The number of shares outstanding of each of the registrant's classes of common stock as of February 9, 1995:

      Class A Common Stock, $0.01 par value - 12,355,505
      Class B Common Stock, $0.01 par value - 12,126,319




                    NPC INTERNATIONAL, INC.


                             INDEX


                                                      PAGE

PART I.   FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets --
        December 27, 1994 and March 29, 1994            3

    Condensed Consolidated Statements of Income --
        For the Thirteen Weeks and Thirty-nine Weeks
        Ended December 27, 1994 and December 28, 1993   4

    Condensed Consolidated Statements of Cash Flows --
        For the Thirty-nine Weeks Ended
        December 27, 1994 and December 28, 1993         5

    Notes to Condensed
        Consolidated Financial Statements               6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations   7


PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K          14



                PART I - FINANCIAL INFORMATION

                    NPC International, Inc.
             Condensed Consolidated Balance Sheets
                          (Unaudited)

                                             Dec. 27, 1994     March 29,1994

ASSETS
Current assets:
  Cash and cash equivalents                   $ 4,735,000        $ 8,119,000
  Accounts receivable, net                      3,634,000          3,105,000
  Notes receivable, net                           901,000            641,000
  Inventories of food and supplies              3,251,000          3,297,000
  Prepaid expenses and
     other current assets                       2,924,000          2,048,000
Total current assets                           15,445,000         17,210,000

Facilities and equipment, net                 137,056,000        148,760,000

Franchise rights                               34,326,000         21,047,000

Goodwill, less accumulated amortization        32,283,000         33,327,000

Other assets                                    8,532,000          8,768,000
                                            $ 227,642,000      $ 229,112,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $ 14,585,000       $ 16,200,000
  Payroll taxes                                 1,196,000          1,283,000
  Accrued interest                              1,015,000          1,788,000
  Accrued payroll                               3,990,000          3,303,000
  Other accrued liabilities                    12,255,000         12,866,000
  Current portion of long-term debt             1,328,000          1,390,000
Total current liabilities                      34,369,000         36,830,000

Long-term debt and
   obligations under capital leases            81,730,000         86,734,000
Deferred income taxes and other                 6,547,000          6,561,000

Stockholders' equity:
  Class A Common Stock                            139,000            139,000
  Class B Common Stock                            137,000            137,000
Paid-in capital                                22,028,000         22,322,000
Retained earnings                             104,568,000         95,700,000
                                              126,872,000        118,298,000
Less treasury stock                           (21,876,000)       (19,311,000)
Total stockholders' equity                    104,996,000         98,987,000
                                            $ 227,642,000      $ 229,112,000

[FN]
   See notes to condensed consolidated financial statements.



                    NPC International, Inc.
          Condensed Consolidated Statements of Income
                          (Unaudited)

                            For the Thirteen        For the Thirty-nine
                               Weeks Ended              Weeks Ended
                           Dec. 27,   Dec. 28,      Dec. 27,    Dec. 28,
                            1994        1993          1994         1993

Net sales               $75,610,000  $81,922,000   $235,839,000  $246,521,000
Franchise revenues        1,549,000    1,365,000      4,249,000     2,967,000
Total revenues           77,159,000   83,287,000    240,088,000   249,488,000

Cost of sales            22,894,000   24,174,000     69,815,000    73,466,000
                         54,265,000   59,113,000    170,273,000   176,022,000

Direct labor costs       22,287,000   23,945,000     68,721,000    72,257,000
Operating expenses       20,862,000   22,236,000     64,224,000    65,590,000
General and
administrative
expenses                  6,118,000    6,848,000     18,375,000    20,082,000
                         49,267,000   53,029,000    151,320,000   157,929,000
Operating income          4,998,000    6,084,000     18,953,000    18,093,000

Interest expense         (1,545,000)  (1,729,000)    (4,589,000)   (5,014,000)
Other income (expense)       71,000      136,000        104,000       (79,000)
Income before
  income taxes            3,524,000    4,491,000     14,468,000    13,000,000

Provision for
  income taxes            1,366,000    1,751,000      5,600,000     5,064,000
Net income               $2,158,000   $2,740,000     $8,868,000    $7,936,000

Earnings per share           $ 0.09       $ 0.11         $ 0.36        $ 0.32

Weighted average
shares outstanding       24,545,988   25,083,088     24,847,608    25,186,218

[FN]
   See notes to condensed consolidated financial statements.



                    NPC International, Inc.
        Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                              For the Thirty-nine Weeks Ended
                                               Dec. 27, 1994   Dec. 28, 1993

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                       $ 8,868,000     $ 7,936,000
Non-cash items included in net income:
  Depreciation and amortization                   16,217,000      17,982,000
  Deferred income taxes and other                    (14,000)        160,000

Change in assets and liabilities,
  net of acquisitions:
  Accounts receivable                               (529,000)        894,000
  Notes receivable                                  (260,000)     (1,334,000)
  Inventories of food and supplies                    56,000         182,000
  Prepaid expenses and
     other current assets                         (1,027,000)       (894,000)
  Accounts payable                                (1,615,000)         89,000
  Payroll taxes                                      (87,000)        682,000
  Accrued interest                                  (773,000)        122,000
  Accrued payroll                                    687,000       1,073,000
  Other accrued liabilities                         (618,000)       (950,000)
     Net cash flows from
     operating activities                         20,905,000      25,942,000


CASH FLOWS USED BY INVESTING ACTIVITIES:

Acquisition of NRH Corporation, net of cash              ---     (19,370,000)
Acquisition of business assets                    (7,761,000)            ---
Capital expenditures, net                        (10,382,000)     (9,190,000)
Changes in other assets, net                         559,000       2,087,000
Proceeds from sale of capital assets               1,219,000         552,000
     Net cash flows used by
     investing activities                        (16,365,000)    (25,921,000)


CASH FLOWS (USED BY)
FROM FINANCING ACTIVITIES:

Purchase of treasury stock                        (3,029,000)     (1,761,000)
Net change in revolving credit agreements         (8,910,000)     16,200,000
Payment of long-term debt                         (6,155,000)    (13,770,000)
Issuance of long-term debt                        10,000,000             ---
Exercise of stock options                            170,000           6,000
        Net cash flows (used by)
        from financing activities                 (7,924,000)        675,000
NET CHANGE IN CASH AND CASH EQUIVALENTS           (3,384,000)        696,000

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                           8,119,000       6,195,000
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                               $ 4,735,000     $ 6,891,000

[FN]
   See notes to condensed consolidated financial statements.



                    NPC International, Inc.
     Notes to Condensed Consolidated Financial Statements
                          (Unaudited)

Note 1

On July 12, 1994, the stockholders of National Pizza Company approved and adopted an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name to NPC International, Inc. The Company's Class A voting and Class B non-voting common stock continues to trade on the NASDAQ under the new ticker symbols "NPCIA" and "NPCIB," respectively.


Note 2

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 27, 1994 and March 29, 1994, the results of operations for the fiscal quarters and cumulative periods ended December 27, 1994 and December 28, 1993 and the statements of cash flows for the three fiscal quarters ended December 27, 1994 and December 28, 1993.

Romacorp, Inc. (formerly NRH Corporation), a wholly owned subsidiary of the Company, was acquired on June 8, 1993 and is included in the data for the three fiscal quarters ended
December 28, 1993 for only twenty-nine weeks.

On June 7, 1994, the Company executed a new franchise agreement and a definitive agreement to exchange certain assets. Under the agreement, NPC exchanged a total of 84 Pizza Hut restaurants for 50 Pizza Hut restaurants operated by the franchisor Pizza Hut Inc. (PHI) and certain additional rights under the 1990 Franchise Agreement. The transaction was completed on August 4, 1994.

On January 27, 1995, the Company announced that it would close approximately 95 Skipper's stores which are unprofitable or located in unprofitable regions. Accordingly, the Company will take a charge to its earnings of up to $35 million (before taxes) in the quarter ended March 28, 1995 for the loss on disposing of these underperforming assets.

These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report on Form 10-K for the fiscal year ended March 29, 1994. Certain reclasses were made to prior year balances to conform with the current year presentation.


Note 3

There were cash payments for income taxes of $7.2 million in the thirty-nine weeks ended December 27, 1994 and $4.4 million in the thirty-nine weeks ended December 28, 1993. Cash paid for interest for the thirty-nine weeks ended December 27, 1994 and December 28, 1993 was $5.4 million and $4.9 million, respectively.

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



NPC International, Inc.
Management's Discussion and Analysis
of Financial Condition and Results of Operations


At December 27, 1994, NPC International, Inc. (formerly National Pizza Company) owned and operated 257 Pizza Hut restaurants and 87 delivery kitchens in nine states. The Company's pizza restaurants are generally free standing, full table service restaurants which offer high quality and moderately priced pizza, pasta, sandwiches and a salad bar. Beverage service includes soft drinks and, in most restaurants, beer. Delivery kitchens provide home delivery and carry out of pizza products, but they do not have dining facilities, salad bars or beer.

On the same date, the Company owned and operated 184 and franchised 14 quick service seafood Skipper's restaurants in ten western states and British Columbia. By March, 1995, however, the Company anticipates paring the number of Company units to approximately 100 restaurants. Skipper's offers a limited menu including fish, shrimp and clams. Each restaurant features a casual atmosphere and beer is served in most locations.

The Company is also the owner and operator of 26 Tony Roma's restaurants in five states, and franchisor of 105 restaurants in 18 states and 39 foreign locations at December 27, 1994. Tony Roma's is a casual theme restaurant chain known as "A Place for Ribs", but also offers a variety of menu choices including chicken, steaks and salads. All Tony Roma's serve alcohol.


                     Pizza Hut Operations

                                    For the Thirteen Weeks Ended
                              December 27, 1994        December 28, 1993
                          Restaurants     Delivery   Restaurants     Delivery

Net sales                $ 36,611,000  $11,866,000   $39,590,000  $13,585,000

Percentage of net sales:
  Cost of sales                 26.9%        24.8%         26.2%        25.2%
  Direct labor costs            25.5%        31.6%         25.7%        32.2%
  Operating expenses            23.7%        24.6%         25.2%        23.6%
                                76.1%        81.0%         77.1%        81.0%
Operating profit                23.9%        19.0%         22.9%        19.0%

                                   For the Thirty-nine Weeks Ended
                              December 27, 1994         December 28, 1993
                          Restaurants     Delivery   Restaurants    Delivery

Net sales               $113,136,000  $37,062,000   $120,997,000  $40,988,000

Percentage of net sales:
  Cost of sales                26.1%        24.5%          26.6%       25.7%
  Direct labor costs           25.6%        31.9%          26.6%       33.0%
  Operating expenses           24.5%        24.8%          24.9%       24.0%
                               76.2%        81.2%          78.1%       82.7%
Operating profit               23.8%        18.8%          21.9%       17.3%

Number of units                 257           87            260          99


Comparison of Operating Results for the Thirteen Weeks Ended
December 27, 1994 with the Thirteen Weeks Ended December 28, 1993

Net sales from Pizza Hut operations for the thirteen weeks ended December 27, 1994, were $48.5 million, down $4.6 million or 8.8% from the same period in the prior fiscal year.
BIGFOOT sales are $4.8 million higher in the quarter ended December, 1993 than the quarter just ended. In addition, the Company is operating with 16 fewer restaurants than a year ago, due in part to the asset exchange agreement consummated this summer with the Company's franchisor. The Company expects to replace these units in the next six months through construction or acquisition. Sales in comparable restaurants and delivery kitchens open in excess of twelve months decreased approximately 5.1% on a real basis over the same quarter a year earlier, reflecting continued impact from unusually high sales of the value-priced BIGFOOT pizza and the luncheon buffet in the prior year. Sales from the Company's concession and catering division, which was sold in November, 1993, were $253,000 for the thirteen weeks ended December 28, 1993.

Management anticipates, based on the economic environment and strong sales gains recorded a year ago, comparable unit sales in real dollars will remain flat to slightly negative for the remainder of the fiscal year. The Company is in the process of introducing buffalo wings and a major marketing campaign is planned beginning in January, 1995.

Cost of sales in the Pizza Hut operations--as a percentage of net sales--for the thirteen weeks ended December 27, 1994 (26.4%) increased slightly when compared with the cost of sales percentage for the thirteen weeks ended December 28, 1993 (26.0%). Cheese prices, which accounts for approximately 40% of a pizza's cost, are about 4.0% lower in the recent fiscal quarter compared with the prior fiscal quarter. Part of this increase is due to the implementation of a new pizza production system which is designed to provide products with better consistency. In addition, a meal promotion which ran during the fiscal quarter ending December, 1994 contained higher-than-normal food costs. Cost of sales includes food and beverage costs and the expense of paper takeout supplies.

Direct labor in the Pizza Hut operations decreased to 27.0% of net sales for the most recent quarter, compared with 27.3% for the comparable quarter a year ago. Direct labor includes taxes and benefits, such as vacation and insurance, as well as restaurant worker's compensation expense.

Overall operating expenses deceased as a percentage of sales, to 23.9% for the quarter ended December 27, 1994 from 24.8% for the quarter ended December 28, 1993. Major operating expenses in the Pizza Hut division include advertising, depreciation and amortization, and rent.


Comparison of Operating Results for the Thirty-nine Weeks Ended
December 27, 1994 with the Thirty-nine Weeks Ended December 28, 1993

Fiscal year-to-date net sales for the Pizza Hut operations have declined by $11.8 million, partially due to the introduction of BIGFOOT and the luncheon buffet in the prior year. The Company generally experienced higher labor and food costs associated with these two introductions due to the nature of the products. Accordingly, the cost of goods sold and direct labor costs (when expressed as a percentage of net sales) are down moderately while operating expenses remained about the same, despite lower sales levels.

Overall operating income for the Pizza Hut operations increased to 22.6% of net sales for the thirty-nine weeks ended December 27, 1994 from 20.7% for the comparable period in the prior year, obtained through the reduction of these inefficiencies associated with the product introductions in the prior year.


                     Skipper's Operations

                                           For the Thirteen Weeks Ended
                                      December 27, 1994   December 28, 1993
Net restaurant sales                        $17,331,000         $18,627,000
Net franchise revenues                           55,000              90,000
Total revenues                              $17,386,000         $18,717,000

Percentage of revenue:
  Cost of sales                                  38.9%               36.6%
  Direct labor costs                             34.7%               31.4%
  Operating expenses                             36.0%               31.8%
                                                109.6%               99.8%
Operating profit                                 (9.6)%               0.2%

                                          For the Thirty-nine Weeks Ended
                                       December 27, 1994   December 28, 1993

Net restaurant sales                         $55,732,000         $61,142,000
Net franchise revenues                           194,000             253,000
Total revenues                               $55,926,000         $61,395,000

Percentage of revenue:
  Cost of sales                                   37.6%               37.1%
  Direct labor costs                              32.7%               30.3%
  Operating expenses                              33.0%               30.2%
                                                 103.3%               97.6%
Operating profit                                  (3.3)%               2.4%

Number of Company units                            183                 188
Number of franchised units                          14                  18


Comparison of Operating Results for the Thirteen Weeks Ended
December 27, 1994 with the Thirteen Weeks Ended December 28, 1993

On January 27, 1995, the Company announced that it would close approximately 95 Skipper's stores which are unprofitable or
located in unprofitable regions.    Accordingly, the Company
will take a charge to its earnings of up to $35 million (before taxes) in the quarter ended March 28, 1995 for the loss on disposing of these underperforming assets. Management believes downsizing the organization will allow it to concentrate on those units and regions which are profitable while it further refines operations.

As part of the restructuring, Mr. Frank Brown resigned as President of Skipper's and Mr. Jerry Brunotts was appointed to fill the position to assist in the turnaround. Mr. Brunotts helped the Company integrate the Tony Roma acquisition in 1993 and, prior to that, was a consultant to the restaurant industry.

Skipper's has continued with its value-pricing marketing strategy in an attempt to increase customer traffic. However, guest counts for the quarter ended December 27, 1994 fell approximately 6.0% this quarter and same store sales declined
6.8% when compared with the thirteen weeks ended December 28, 1993.

Cost of sales, direct labor and operating expenses--when expressed as a percentage of net revenues--all rose in the current quarter ended December 27, 1994 when compared with the quarter ended December 28, 1993. In an attempt to regain customer satisfaction with Skipper's core product, the Company introduced a better, whiter fish product. This new product costs more than the items it replaced. Although the Company's implementation of this product is in its early stages, the Company has not generated sufficient incremental traffic to offset the higher costs. Another reason for the percentage increases are due to the lower sales base in the most recent period.


Comparison of Operating Results for the Thirty-nine Weeks Ended
December 27, 1994 with the Thirty-nine Weeks Ended December 28, 1993

Sales were 8.8% lower for the two fiscal quarters ended December 27, 1994, when compared with the two fiscal quarters a year ago. Franchising revenues from the franchised stores have declined some 23%, although franchise fees are not material to the overall operations of the concept; Skipper's had 18 franchised restaurants in December, 1993, compared with 14 units operating in the most recent quarter.

Cost of sales rose to 37.6% of total revenues for the thirty-nine weeks ended December 27, 1994 when compared with 37.1% of revenues for the same period a year earlier. Prior year figures include costs associated with the introduction of Skipper's new beer-battered fish.

Management anticipates, based on the economic environment and competitive conditions, comparable unit sales in real dollars will remain flat to lower throughout the remainder of the fiscal year.


                    Tony Roma's Operations

                                        For the Thirteen Weeks Ended
                                   December 27, 1994      December 28, 1993

Net restaurant sales                     $ 9,802,000             $9,867,000
Net franchise revenues                     1,494,000              1,275,000
Total revenues                           $11,296,000            $11,142,000

Percentage of revenue:
  Cost of sales                                29.7%                  30.5%
  Direct labor costs                           28.1%                  31.0%
  Operating expenses                           26.5%                  26.5%
                                               84.3%                  88.0%
Operating profit                               15.7%                  12.0%

                                   For the Thirty-nine    For the Twenty-nine
                                       Weeks Ended            Weeks Ended
                                    December 27, 1994      December 28, 1993

Net restaurant sales                     $ 29,909,000           $22,361,000
Net franchise revenues                      4,055,000             2,714,000
Total revenues                            $33,964,000           $25,075,000

Percentage of revenue:
  Cost of sales                                 29.7%                 30.3%
  Direct labor costs                            28.5%                 30.4%
  Operating expenses                            26.3%                 26.6%
                                                84.5%                 87.3%
Operating profit                                15.5%                 12.7%

Number of Company units                           26                    27
Number of franchised units                       144                   130

[FN]
Note: Prior year information has been reclassified to be consistent with current year presentation.


Comparison of Operating Results for the Thirteen Weeks Ended
December 27, 1994 with the Thirteen Weeks Ended December 28, 1993

Comparable sales for the thirteen weeks ended December 27, 1994 were up 2.2% when compared with the similar period in the prior year. Comparable sales were up in Florida and Texas, and down in California, the Company's three primary markets. Gross franchising revenue increased 35.4% to $2.3 million for the quarter ended December 27, 1994 from $1.7 million for the same quarter a year ago. Tony Roma's is the Company's fastest growing restaurant concept, with plans to open four to six Company restaurants and add 15 to 20 franchised units in the fiscal year ended March 28, 1995.

Cost of sales and direct labor decreased as a percent of sales as operating efficiencies were established subsequent to the June 8, 1993 acquisition. In addition, these percentages declined because royalties now constitute a higher proportion of revenues (13.2% of total revenue in the current quarter vs. 11.4% in the quarter ended December, 1993); royalty income does not have significant cost of sales and direct labor costs. Operating expenses as a percent of revenue for the most recent quarter remained about the same as the same quarter in the prior year.

Comparison of Operating Results for the Thirty-nine Weeks Ended
December 27, 1994 with the Twenty-nine Weeks Ended December 28, 1993

Romacorp, Inc. (formerly NRH Corporation), a wholly-owned subsidiary of the Company, was acquired on June 8, 1993 and is included in the data for the three fiscal quarters ended
December 28, 1993 for only twenty-nine weeks.

Tony Roma's averaged approximately $871,000 revenue per week for the thirty-nine weeks ended December 27, 1994, compared with an average of $874,000 revenue per week for the twenty-nine weeks ended December 28, 1993. On a proforma basis (including the ten weeks prior to NPC acquiring the business), sales are down 1.2% nominally and gross franchising revenue is up 23.0%.

Cost of sales and direct labor as a percent of total revenue are down moderately when comparing the recent thirty-nine week period with the twenty-nine week period last year. Operating expenses for the comparable periods have remained the same after the prior year information was reclassed to be consistent with the current year presentation.


Consolidated Results

Comparison of Operating Results for the Thirteen Weeks Ended
December 27, 1994 with the Thirteen Weeks Ended December 28, 1993

Overall revenues for the thirteen weeks ended December 27, 1994 were $77.2 million, a decrease of $6.1 million, or 7.4% when compared with $83.3 million for the thirteen weeks ended December 28, 1993. Revenues for the pizza operations and Skipper's are down, and Tony Roma's revenues are slightly up due to a substantial increase in franchise fee income.

General and administrative expenses decreased in the thirteen weeks ended December 27, 1994 (to 7.9% of total revenue) when compared with the thirteen weeks ended December 28, 1993 (8.2%). The thirteen weeks ended December 28, 1993 includes the absorption of some redundant administrative costs associated with the Tony Roma's acquisition; those functions were consolidated at the Company's headquarters in October, 1993. In addition, Pizza Hut operations amortized $473,000 in BIGFOOT start-up costs in the quarter ended December, 1993, which became fully amortized in March, 1994. Major expenses in these costs principally include corporate salaries, amortization of intangible assets, and bank service charges.

Interest expense decreased slightly when comparing the two quarterly periods, resulting from higher debt levels related to the Tony Roma's acquisition in June, 1993.

Net income for the thirteen weeks ended December 27, 1994, was $2.2 million, a 21.2% decrease from the $2.7 million reported for the thirteen weeks ended December 28, 1993. The Company experienced improvement in its Pizza Hut and Tony Roma's operations, increases that were more than offset by higher losses in the Skipper's division. The effective tax rate for the quarter ended December 27, 1994 was 38.7% compared with a 39.0% rate used for the comparable quarter a year earlier.


Comparison of Operating Results for the Thirty-nine Weeks Ended
December 27, 1994 with the Thirty-nine Weeks Ended December 28, 1993

Sales for the thirty-nine weeks ended December 27, 1994 were $235.8 million, down $10.7 million from the same thirty-nine week period ended December 28, 1993. This decline was mitigated by an increase in franchise revenue, to $4.2 million for the thirty-nine weeks ended December, 1994 compared with $3.0 million in the prior year (which includes only 29 weeks of Tony Roma franchise revenue). Despite a net 3.8% overall decline in revenues, however, net income rose by $932,000, to $8,868,000 for the quarter ended December, 1994 when compared with the $7,936,000 net income reported for the comparable quarter a year earlier, an 11.7% increase. Profit gains in the Pizza Hut and Tony Roma operations were mitigated by increased losses at Skipper's.

General and administrative costs declined as a percent of sales for the three fiscal quarters ended December 27, 1994
(7.6%) when compared with the two fiscal quarters ended
December 28, 1993 (8.0%).

Due to the Skipper's restructuring charge expected in the Company's fourth quarter, management anticipates a net loss for the quarter and fiscal year ended March 28, 1995. Due to the resignation of Mr. Mitch Boyd, President and Chief Executive Officer, the Company promoted Mr. James Schwartz to
President and Chief Operating Officer.   Mr. Bicknell
reassumed the position of Chief Executive Officer. The Company anticipates announcing a new Vice President Finance and Chief Financial Officer in the near future.


Liquidity, Capital Resources and Cash Flows

On December 27, 1994, the Company had a working capital deficit of $18.9 million ($18.1 million deficit at December 28, 1993). Like most restaurant businesses, the Company is able to operate with a working capital deficit because substantially all of its sales are for cash, while it generally receives credit from trade suppliers. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, the Company uses all available liquid assets to reduce borrowings under its line of credit.

On December 20, 1994, the Company executed a new revolving credit agreement, increasing the limit to $50.0 million at a fluctuating interest rate which depends upon the type of loan obtained. At December 27, 1994, the Company had borrowed approximately $15.2 million under this facility.

On the same day, the Company funded $10.0 million of a $20.0 million Senior Notes Master Shelf Agreement it had signed June 9, 1994. The fixed-rate note, in which principal payments begin in October, 1997 and matures in the year 2001, bears a coupon rate of 9.09%.

Net cash flows from operating activities decreased $5.0 million when comparing the thirty-nine weeks ended December
27, 1994 with the comparable period a year earlier.  This
19.4% decrease is attributable to normal fluctuations in working capital components. Working capital uses for the three quarters ended December 27, 1994 were $4.2 million compared with $0.1 million a year ago.

The Company completed the acquisition of Romacorp, Inc. (formerly NRH Corporation) on June 8, 1993, for an aggregate cash consideration of $20.4 million plus operating cash flow subsequent to the date of the preliminary agreement. The Company increased its line of credit to $45.0 million on June 11, 1993 and funded the transaction through borrowings available under the line. The Company also acquired 17 Pizza Hut units from another franchisee in June, 1994.

NPC International, Inc. has an ongoing share repurchase program, initiated in November, 1991. This plan originally authorized 2.5 million shares to be repurchased and was expanded on June 16, 1994 to allow the repurchase of an additional 500,000 Class A or Class B shares. Since inception, 3,069,686 shares have been reacquired.

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



PART II. OTHER INFORMATION


Item 6. Exhibits filed as part of this Report and Reports on Form 8-K

     (a)  Exhibits

          The following Exhibit is filed as part of this Report:

               Exhibit 10.A Credit Agreement among NPC International,
                    Inc., the banks named therein, and Bank of America Illinois, as Agent dated as of December 13, 1994

               Exhibit 10.B  Master Shelf Agreement between NPC
                    International, Inc. and Prudential Capital
                    Group for up to $20,000,000 Senior Notes dated as of June 9, 1994

               Exhibit 10.C Third Amendment to the 1990 Agreement
                    between NPC International, Inc. and Prudential Insurance Company; Second Amendment to the 1991 Agreement between NPC International, Inc. and Prudential Insurance Company, dated
                    June 9, 1994

               Exhibit 10.D  Fourth Amendment to the 1990 Agreement
                    between NPC International, Inc. and the
                    Prudential Insurance Company; Third Amendment to the 1991 Agreement between NPC International, Inc. and the Prudential Life Insurance Company; First Amendment to Master Shelf Agreement between NPC International, Inc. and Prudential Capital Group, dated December 23, 1994.

               Exhibit 11 - Statement Regarding Computation of Per Share
                    Earnings - Page 16



     (b)  Reports on Forms 8-K

               No reports were filed on Form 8-K for the quarter ended December 27, 1994

Signature

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NPC INTERNATIONAL, INC.
                                   (Registrant)



DATE:     February 9, 1995             James K. Schwartz
                                       President and Chief Operating Officer
                                       Designated Principal Financial Officer


DATE:     February 9, 1995             Douglas K. Stuckey
                                       Corporate Controller,
                                       Chief Accounting Officer
                                       Principal Accounting Officer