Form 10-K
period 1995-03-28
NPC INTERNATIONAL INC
filed 1995-06-23
CIK 748714

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended ____________March 28, 1995___________

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
AND EXCHANGE ACT OF 1934
For the transition period from ________________ to _____________

Commission File Number 0-13007

                          NPC INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)

           Kansas                            48-0817298
(State of Incorporation)               (IRS Employer Identification Number)

                 720 W. 20th Street, Pittsburg, KS  66762
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [    ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 21, 1995:
Class A Common Stock, $0.01 par value - $28,572,356

The number of shares outstanding of each of the registrant's classes of common stock as of June 21, 1995:
Class A Common Stock, $0.01 par value - 12,355,755
Class B Common Stock, $0.01 par value - 12,149,569

DOCUMENTS INCORPORATED BY REFERENCE
Portions  of  the Annual Report to Stockholders for the fiscal  year  ended
   March 28, 1995 are incorporated by reference in Part II, Items 5 - 8.

Portions of the Proxy Statement for the Annual Stockholders' Meeting to be held August 8, 1995, are incorporated by reference in Part III, Items 10
   - 12.


                          NPC INTERNATIONAL, INC.

                             TABLE OF CONTENTS



                                  PART I

ITEM

1.  Business
2.  Properties
3.  Legal Proceedings
4.  Submission of Matters to a Vote of Security Holders
    Executive Officers of the Company

                                  PART II

5.  Market for Registrant's Common Stock and Related Stockholder Matters
6.  Selected Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
8.  Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                 PART III

10. Directors and Executive Officers of the Registrant
11. Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13. Certain Relationships and Related Transactions


                                  PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K



                                  PART I

ITEM 1.          BUSINESS
_________________________________________________________________
                                  General

                                THE COMPANY

     NPC International, Inc. (the "Company" or "Registrant"), formerly National Pizza Company, is the successor to certain Pizza Hut operations commenced in 1962 by O. Gene Bicknell, the Chairman of the Board of the Company.

     At March 28, 1995, the Company operated 261 Pizza Hut restaurants and 87 delivery units in nine states pursuant to franchise agreements with Pizza Hut, Inc. ("PHI"), a wholly-owned subsidiary of PepsiCo, Inc. In addition, 23 Pizza Hut units were acquired on April 19, 1995, expanding operations in two additional states. The Pizza Hut restaurant system is the largest pizza chain in the world and the Company is the largest Pizza Hut franchisee.

     On November 26, 1989, the Company acquired a majority interest in Skipper's, Inc., a corporation based in Bellevue, Washington ("Skipper's"), which at March 28, 1995 operated 106 quick service seafood restaurants in seven states and franchised 14 units in five states and two units in British Columbia. Pursuant to a merger effective January 12, 1990, Skipper's became a wholly-owned subsidiary of the Company.

     On June 8, 1993, the Company completed the acquisition of Romacorp, Inc. (formerly NRH Corporation). Romacorp, Inc. is the operator and franchisor of Tony Roma's A Place For Ribs restaurants. At March 28, 1995, the Company operated 25 Company-owned and two joint-venture restaurants in five states and franchised 104 units in 19 states and 39 units in international locations.

     The Company is a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, the name of the Company was changed to National Pizza Company and was subsequently renamed NPC
International, Inc. on July 12, 1994. Its principal executive offices are located at 720 W. 20th Street, Pittsburg, Kansas and its telephone number is (316) 231-3390.

               Financial Information About Industry Segments

     The restaurant industry is the only business segment in which the Registrant operates.


                           PIZZA HUT OPERATIONS

Pizza Hut Restaurant System

     The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas by the original founders of the Pizza Hut system. Pizza Hut, Inc., the franchisor of the Company, was formed in 1959.

     In 1977, PHI was acquired by PepsiCo, Inc., which continued expanding the Pizza Hut system. The Pizza Hut system is the largest pizza chain in the world, both in sales and number of units. As of December 31, 1994 the Pizza Hut system had over 11,500 restaurants, delivery kitchens and kiosks with locations in all 50 states and many foreign countries. Approximately 61% of the domestic Pizza Hut units are operated by PHI.

     Pizza Hut restaurants generally offer full table service and a similar menu, featuring pizza, pasta, sandwiches, a salad bar, soft drinks and, in most restaurants, beer. Most dough products are made fresh several times each day, and only 100% natural cheese products are used. Product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. The restaurants offer pizza in five sizes with a variety of toppings. Customers may also choose among thin crust, traditional hand-tossed and thick crust pan pizza, as well as Pizza Hut's value-priced BIGFOOT pizza and new Stuffed Crust pizza. With the exception of the Personal Pan Pizza and food served at the luncheon buffet, food products are prepared at the time of order.

     Pizza sales account for approximately 87% of the Company's Pizza Hut operations revenues. Sales of alcoholic beverages are less than 1% of net sales.

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

The Company's Pizza Hut Operations

     The Company is the largest Pizza Hut franchisee in the world and, at March 28, 1995, operated 348 Pizza Hut restaurants and delivery kitchens. The Company's franchise agreements grant to the Company the exclusive right to operate Pizza Hut restaurants in certain designated areas. The Company currently operates restaurants in the states shown in the table below.

     On April 19, 1995, the Company completed its acquisition of 22 Pizza Hut restaurants and one delivery kitchen in eight states previously owned by PHI. The Company's locations are shown in the table below.

                               Company-            23 unit
                                owned            Acquisition
                            Pizza Huts at        from PHI on
       State/Country        March 28, 1995      April 19, 1995
         Alabama                  77                  1
         Arkansas                 47                  6
         Georgia                ----                  1
         Kansas                    9               ----
         Kentucky               ----                  4
         Louisiana                29               ----
         Mississippi             110               ----
         Missouri                 27                  2
         Oklahoma                  2                  5
         Tennessee                43                  2
         Texas                     4                  2
         Company Total           348                 23

Unit Development

     The following table sets forth information concerning the growth in the number of Pizza Hut restaurants and delivery kitchens operated by the
Company:

                                           Fiscal Year Ended
                             March 26, March 31, March 30, March 29, March 28,
                                 1991      1992      1993      1994      1995

Units operated at
  beginning of period             354       366       368       358       363
Opened during period               19        15         2        10        12
Acquired during period              1       ---       ---         2        68
Exchanged, closed or relocated      8        13        12         7        95
Units operated at end
  of period                       366       368       358       363       348

     At March 28, 1995, the Company provided delivery services at 65 full-service Pizza Hut restaurants and at 90 delivery-only outlets. Delivery service is provided utilizing a CSC telephone system in eight metropolitan markets: Springfield, Missouri; Montgomery and Birmingham, Alabama; Shreveport, Louisiana; Jackson and Long Beach, Mississippi; Little Rock, Arkansas; and Memphis, Tennessee. Under the CSC system, all customers within the trade area place telephone orders through a single clearing number, and the pizza is dispatched from the Company's delivery kitchen nearest the customer. Customers call the restaurant delivery kitchens directly in other locations.

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

     On June 7, 1994, the Company entered into the Asset Exchange Agreement with PHI which included an exchange of certain NPC Pizza Hut units for PHI units and also conformed the Company's existing Franchise Agreements to the 1990 Franchise Agreement. In a related transaction, an additional eleven units acquired from another franchisee were also exchanged for twelve PHI-owned units also in the Southeast. This transaction was completed on August 3, 1994.

     The 1990 Franchise Agreement grants to the Company the exclusive right to develop and operate restaurants within designated geographic areas through February 28, 2010. The Company has the option to renew each Franchise Agreement prior to its expiration for a single renewal term of 15 years by entering into the then-current form of the PHI franchise agreement, including the then-current fee schedules, provided the Company is not then in default of its obligations under that Franchise Agreement, including the development schedule, and has complied with the requirements thereof throughout the term of the agreement.

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

     On April 19, 1995, the Company acquired 23 Pizza Hut units from PHI under a new Franchise Agreement ("1995 Agreement") which, as amended, is similar to the 1990 Franchise Agreement. Franchise agreements covering future units acquired from PHI, if any, are likely to be similar to the 1995 Agreement, and Pizza Huts acquired from other franchisees will continue to be subject to the terms and conditions of the respective Franchise Agreement covering the acquired unit.

     For the fiscal years ended March 28, 1995, March 29, 1994, and March 30, 1993 the Company incurred total franchise fees of approximately $4,224,000, $4,461,000, and $4,236,000, respectively. The Franchise
Agreements require the Company to pay initial franchise fees to PHI in amounts of up to $15,000 for each new restaurant opened ($25,000 in territories granted under the 1995 Agreement). The Company is required to contribute or expend a certain percentage of its sales for local and national advertising and promotion. See "Business - Advertising and Promotion."

     Failure to develop a franchise territory as required would give PHI the right to operate or franchise Pizza Hut restaurants in that territory. Such failure would not affect the Company's rights with respect to the Pizza Hut restaurants then in operation or under development by the Company in any such territory. As of March 28, 1995, the Company has no commitments for future development with the franchise. The Company is required to obtain the prior written approval of PHI for the location of each new restaurant.

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

     The Company has the right to develop additional Pizza Hut restaurants and delivery kitchens in its exclusive franchise territories. However, since becoming a public company, expansion by acquisition has been one of the Company's primary methods of growth. Between 1990 and 1993, PHI exercised its right of first refusal as described above on all proposed transactions between the Company and other Pizza Hut franchisees; as a result the Company acquired no units during this period. Between March, 1994 (when the Company announced its intention to sign a new Franchise Agreement) and June, 1995, the Company has acquired a total of 42 Pizza Hut units, including 23 from PHI. Pizza Hut, Inc. nevertheless retains the right of first refusal on any proposed acquisition in the future, and the Company cannot be assured it will continue to receive such permission on proposed future acquisitions, if any.

     Pizza Hut, Inc., through the Franchise Agreements, requires principals of the Company to maintain "control" over the Company, which PHI defines as 51% of each class of stock of the Company. Accordingly, a portion of the controlling stockholder's shares is restricted to insure compliance with this requirement. Holders of common stock who are not principals of the Company are not subject to any of the restrictions of the Franchise Agreement.

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

Supplies and Equipment

The Franchise Agreements require the Company to purchase all equipment, supplies and other products and materials required in the operation of its restaurants and delivery kitchens from suppliers who have been approved by
PHI.   PepsiCo  Food  Systems, Inc. ("PFS"), a wholly-owned  subsidiary  of
PepsiCo,  offers  purchasing and distribution services to the  Company  and
substantially  all  other Pizza Hut franchisees.   Although  the  Franchise
Agreements only require the Company to purchase certain spice blends from PFS or another supplier designated by PHI, the Company currently purchases substantially all of its food products and supplies from PFS and may continue to do so. The Company believes, however, it would not experience difficulties in obtaining its required food products and supplies from other sources. The Franchise Agreements limit the amount of profit that PHI and PFS may realize on sales to Pizza Hut franchisees. PHI is a wholly-owned subsidiary of PepsiCo, Inc., and the Company's Pizza Hut units sell Pepsi Cola and other PepsiCo, Inc. beverages.

Supervision and Control

     Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Each of the restaurants has a manager and an assistant manager who are responsible for daily operations of the restaurant, including food preparation, quality control, service, maintenance, personnel, and record keeping. All of the restaurant managers have completed a comprehensive management training program. Each area general manager is responsible for approximately six to nine restaurants. Detailed operations manuals reflecting current operations and control procedures are provided to each restaurant and district manager as well as others in the organization.

     A point-of-sale cash register system is installed in all company-operated restaurants. It provides cost savings through the use of detailed product and consumer information. The system promptly provides market information to assist management in decision making.

     Accounting is centralized in Pittsburg, Kansas. Additional financial and management controls are maintained at the individual restaurants, where inventory, labor and food data are recorded to monitor food usage, food waste, labor costs, and other controllable costs.

Competition

    The restaurant business is highly competitive with respect to price, service, location, food quality and presentation, and is affected by changes in taste and eating habits of the public, local and national economic conditions and population and traffic patterns. The Company competes with a variety of restaurants offering moderately priced food to the public, including other pizza restaurants. The Company also competes with locally-owned restaurants which offer similar pizza, pasta and sandwich products. The Company believes other companies can easily enter its market segment, which could result in the market becoming saturated, thereby adversely affecting the Company's revenues and profits. There is also active competition for competent employees and for the type of commercial real estate sites suitable for the Company's restaurants.

    In the delivery portion of the segment, Pizza Hut is not currently the dominant concept.

Employees

     At March 28, 1995, the Company's Pizza Hut operations had approximately 7,200 employees, including 132 headquarters and staff personnel, two vice presidents, five regional managers, 41 area general managers, 786 restaurant management employees and approximately 6,234 restaurant employees (of whom approximately 83% are part-time). The Company experiences a high rate of turnover of its part-time employees, which it believes to be normal in the restaurant industry. The Company is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The maintenance and expansion of the Company's restaurant business is dependent on attracting and training competent employees. The Company believes that the restaurant manager plays a significant role in the success of its business. Accordingly, the Company has established bonus plans pursuant to which certain of its supervisory employees may earn cash bonuses based upon both the sales and profits of their restaurants.

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

Seasonality

     The Company's Pizza Hut operations have not experienced significant seasonality in its sales.


                           SKIPPER'S OPERATIONS

Restaurant Format

     Skipper's operates and franchises restaurants primarily under the name Skipper's Seafood 'n Chowder House. Skipper's restaurants feature a limited quick-service menu, featuring fish, shrimp, clams and other seafood items. The nautical decor of the restaurants is casual, suitable for family dining. With its limited-service format, all meal orders are taken at the cash register. About 80% of Skipper's sales are cooked-to-order and delivered to the customer when prepared. During peak periods, some menu items are cooked in advance and held in a special holding area to maintain food at the proper temperature. Customers pick up these ready-made entrees, as well as their drinks, chowder and salads from the front counter and carry them to their table.

     As of March 28, 1995, the Company operates or franchises restaurants in seven states and internationally as follows:

      State/Country         Company-owned     Franchised
       Alaska                      4              ---
       Idaho                      10                2
       Montana                     1                3
       North Dakota              ---                5
       Oregon                     27                1
       Utah                       10              ---
       Washington                 54                1
       United States Total       106               12

       Canada                    ---                2
       Total                     106               14

Unit Development

     The following table sets forth information concerning the number of Skipper's Company-owned and franchised restaurants.

                                            Fiscal Year Ended
                            March 26, March 31, March 30, March 29, March 28,
                                1991      1992      1993      1994      1995
Company
Units operated at
   beginning of period           172       192       192       188       188
Opened during period               3         8         2       ---       ---
Acquired during period            19         2       ---       ---       ---
Closed during period               2        10         6       ---        82
Units operated at end
   of period                     192       192       188       188       106

Franchised
Units operated at
   beginning of period            30        21        19        18        18
Opened during period             ---       ---       ---       ---       ---
Sold to Company                    7         2       ---       ---       ---
Closed during period               2       ---         1       ---         4
Units operated at end
   of period                      21        19        18        18        14


     On January 28, 1995, the Company announced that it would close and dispose of 77 unprofitable Skipper's units. Management believes downsizing the organization will allow it to concentrate on those units and regions it believes can be profitable while it repositions the concept and further refines operations.

Menu and Food Preparation

     Skipper's emphasizes high quality seafood and poultry products. Food is cooked either at the time or in advance of each order. Much of the necessary food preparation, such as filleting and breading seafood products and preparing clam chowder, is performed on the restaurant premises several times a day. A typical guest's check averages $4.99.

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

Supplies and Equipment

     Skipper's ability to maintain consistent quality throughout its chain of restaurants depends upon acquiring food products, other consumables, and other products from reliable sources. To most effectively achieve this consistency and to reduce the costs of products, Skipper's contracts centrally for all major raw food, paper products and other restaurant supplies through its purchasing department. Skipper's negotiates directly with a processor or manufacturer (and will do so on behalf of franchisees if franchisees so desire) and then contracts with a distributor for company-
wide  distribution.   Skipper's also centralizes  purchases  of  restaurant
equipment for its company-operated restaurants and for such franchisees as may wish to use this service.

     Skipper's is generally not dependent upon any one supplier for availability of its products because its food and other products are available from a number of acceptable sources. Skipper's has a policy of maintaining alternate suppliers for most of its baseline products.

Franchising

     Skipper's commenced franchising in 1978 and now has 14 franchised units located in five states and British Columbia, Canada.

     Skipper's franchise program was designed both for single unit owner/operators and for multi-unit franchise owners who would operate several Skipper's restaurants. There were no outstanding agreements with any franchise owner for the development of additional franchise restaurants at March 28, 1995. Skipper's has indefinitely suspended new franchising.

     The franchise owners paid an initial franchise fee of $10,000. In addition, Skipper's receives a royalty of 4.3% on the first $500,000 in annual gross revenues and 5.3% of revenues over $500,000 of each franchise restaurant. In addition to these payments, franchise restaurant owners are also required to pay Skipper's an amount equal to 0.5% of gross revenues for administration of the advertising program.

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

     A point-of-sale cash register system was placed into operation in all company-operated restaurants in 1986. It provides cost savings through the use of detailed product and consumer information. The system promptly provides market information to assist management in decision making.

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

     Skipper's advertising programs are developed by the Company's central marketing department and an outside agency. Television, radio and direct mail are the primary advertising media, with a creative focus on product quality and value-pricing.

Competition

     In general, the restaurant business is highly competitive and is often affected by changes in taste and eating habits of the public, local and national economic conditions affecting spending habits, population and traffic patterns. The principal basis of competition in the industry is the quality and price of the food products offered. Site selection, quality and speed of service, advertising and attractiveness of facilities are also important.

     Skipper's restaurants compete with moderately priced and fast food restaurants located in their respective vicinities as well as seafood chain restaurants in Skipper's market areas.

Employees

     At March 28, 1995, Skipper's operations had approximately 1,700 employees including 21 headquarters and staff personnel, 3 regional managers, 16 area general managers, 1 franchise manager, 226 restaurant management employees and approximately 1,433 restaurant employees (of whom approximately 82% are part-time). Skipper's experiences a high rate of turnover of its part-time employees, which it believes to be normal in the restaurant industry. Skipper's is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory.

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

      State/Country         Company-owned    Joint Venture    Franchised

        Alaska                   ---               ---             1
        Arizona                  ---               ---             7
        California                 7                 1            39
        Colorado                 ---               ---             4
        Florida                   11               ---             3
        Hawaii                   ---               ---             3
        Kansas                   ---               ---             1
        Maine                    ---               ---             1
        Minnesota                ---               ---             2
        Mississippi                1               ---           ---
        Nebraska                 ---               ---             1
        Nevada                     1               ---             4
        New York                 ---               ---             7
        Ohio                     ---               ---             3
        Oregon                   ---               ---             3
        South Carolina           ---               ---             1
        Texas                      5                 1             7
        Utah                     ---               ---             6
        Washington               ---               ---             9
        Wisconsin                ---               ---             2
        United States Total       25                 2           104

        Aruba                    ---               ---             1
        Canada                   ---               ---            10
        Caribbean                ---               ---             4
        Great Britain            ---               ---             1
        Guam                     ---               ---             2
        Hong Kong                ---               ---             1
        Indonesia                ---               ---             2
        Japan                    ---               ---            10
        Mexico                   ---               ---             3
        Peru                     ---               ---             1
        Spain                    ---               ---             1
        Singapore                ---               ---             1
        Taiwan                   ---               ---             1
        Thailand                 ---               ---             1
        International Total      ---               ---            39

        World Total               25                 2           143

        Number of franchise holders                               57

     Romacorp operates two of its restaurants as joint ventures under the equity method of accounting. In general, the Company receives a fee for managing the restaurants and remits to the partners an agreed-upon percentage of gross sales. In the event the restaurants do not generate sufficient cash flow, the Company funds the deficit necessary to provide sufficient working capital and partner distributions.

Unit Development

     The following table sets forth information concerning the growth in the number of Tony Roma's Company-owned and franchised restaurants. Information provided for periods prior to the acquisition of Tony Roma's by the Company is reported based on the concept's prior fiscal years.

                                                       14       42     Fiscal
                                                      Weeks    Weeks     Year
                              Fiscal year ended       Ended    Ended    Ended
                          2/28/91  2/28/92  2/28/93  6/8/93  3/29/94  3/28/95
Company/Joint Ventures
Units operated at
  beginning of period          17       16       17      28       26       26
Opened during period          ---        1      ---     ---        1        2
Acquired                      ---      ---       12     ---      ---        1
Closed during period            1      ---        1       2        1        2
Units operated at end
  of period                    16       17       28      26       26       27

Franchised
Units operated at
  beginning of period         116      125      130     123      129      137
Opened during period           18        6       13       9        9       14
Closed during period            9        1        8       3        1        7
Sold to Company               ---      ---       12     ---      ---        1
Units operated at end
  of period                   125      130      123     129      137      143

Menu and Food Preparation

     All entrees served at Tony Roma's restaurants are prepared to order. The menu includes ribs, steak, chicken, seafood, sandwiches and salads. Tony Roma's signature product is baby back ribs. Guest checks average approximately $11.44. Alcoholic beverages are served in all restaurants, and account for approximately 12% of sales.

Supplies and Equipment

     To assure consistent product quality and to obtain quantity discounts, the Company purchases its food and restaurant equipment from its corporate office in Dallas, Texas. The Company negotiates directly with meat processors for its rib inventory, which is principally maintained in various independent warehouses in Iowa. Inventory is then shipped to restaurants via commercial distributors. Produce and dairy products are obtained locally. Food and equipment pricing is also generally available to the franchisee community.

     The Company is generally not dependent upon any one supplier for availability of its products; its food and other products are generally available from a number of acceptable sources. The Company has a policy of maintaining alternate suppliers for most of its baseline products. The Company does not manufacture any products nor act as a middleman.

Franchising

     Although the first Tony Roma's opened in 1972, franchising wasn't a key element of Tony Roma's growth strategy until 1984. At March 28, 1995, the Company had 57 franchisees operating 143 units world wide. The largest franchise holder operates a chain of 19 Tony Roma's restaurants. Although there are some individual unit franchisees, the Company seeks to attract franchisees who can develop several restaurants.

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

     International franchisees receive a modified version of the above services. Currently, international franchises require an initial fee of $30,000 per unit and royalty rate of 3% of gross sales. However, costs associated with visits to international locations by Romacorp personnel are borne by the international franchisee. International franchise holders also contribute 0.25% to a joint marketing account.

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

     A point-of-sale cash register system is in place in all Company-operated restaurants. It provides cost savings through the use of detailed product and consumer information. The system is polled daily and provides detailed information to assist management in decision making. The Company anticipates installing a new state-of-the-art point of sale system in all Company-owned restaurants in fiscal 1996.

     Accounting is centralized in Pittsburg, Kansas. Additional financial and management controls are maintained at the individual restaurants, where inventory, labor and food data are recorded to monitor food usage, food waste, labor costs, and other controllable costs.

Advertising

     With   customer  research  as  an  information  base,  the   marketing
department   directs   sales  program  development,   advertising,   public
relations, field marketing activities, and product packaging.

Competition

     The  restaurant  industry  is intensely competitive  with  respect  to price, value, service, location and food quality. Tony Roma's has developed high brand identity within the casual theme segment and is the only national chain to focus on ribs. On a local and regional basis, the Company competes with smaller chains, which also specialize in ribs, and with larger concepts which include ribs as a menu item.

Employees

     At March 28, 1995, Tony Roma's operations had approximately 1,400 employees including 31 headquarters and staff personnel, 1 regional manager, 10 district managers, 125 restaurant management employees and approximately 1,232 restaurant employees (of whom approximately 75% are part-time). Tony Roma's is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory.

Trade Names, Trademarks and Service Marks

     The trade name "Tony Roma's" and all other trademarks, service marks, symbols, slogans, emblems, logos, and designs used in the Tony Roma's restaurant system are of material importance to its business. The domestic trademark and franchise rights are owned by Romacorp, Inc. and international trademarks/franchise rights are owned by Roma Systems, Inc., a wholly owned subsidiary of Romacorp, Inc. The Company licenses the use of these marks to its franchisees under its franchise agreements for use with respect to the operation and promotion of their Tony Roma's restaurants.

Seasonality

     Tony Roma's sales are normally higher from January to March and traditionally lower during the Summer months.


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

     Legislation mandating health coverage for all employees, if passed, will increase benefit costs since most hourly restaurant employees are not currently covered under Company plans. The Company cannot always effect immediate price increases to offset higher costs, and no assurance can be given that the Company will be able to do so in the future.


ITEM 2.        PROPERTIES
________________________________________________________________________

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

     The  cost  of  land,  building and equipment for a typical  Pizza  Hut restaurant varies with location, size, construction costs and other factors. The Company currently estimates that the average cost to construct and equip a new restaurant in its existing franchise territories is approximately $450,000 to $500,000, or $550,000 to $675,000 including the cost of land acquisition.

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

     The Pizza Hut restaurants and delivery units operated by the Company at March 28, 1995, are owned or leased as follows:

          Leased from unrelated third parties              190
          Leased from officers                               2
          Land and building owned by the Company           122
          Building owned by the Company and land leased     34
                                                           348

     The  amount of rent paid to unrelated persons is determined on a  flat
rate  basis or as a percentage of sales or as a combination of both.   Some
leases contain provisions requiring cost of living adjustments.

     The Company's Pizza Hut operations also have 11 non-operating locations. Of these, six are leased from unrelated parties, two are land and buildings owned by the Company, and three are undeveloped parcels of land. The Company intends to sell or sublease these locations.

     Rent paid to affiliates is determined as a combination of a flat rate or as a percentage of sales in excess of specified amounts. Generally, the percentage rate is 6% where both land and buildings are leased. Approximately 185 leases have initial terms which will expire within the next five years. Nearly all of these leases contain provisions allowing for the extension of the lease term.

     The Company owns its principal executive and administrative offices in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space, and a regional office in Memphis, TN. In addition, the Company leases from third parties office space for its regional offices in Little Rock, AR, Ridgeland, MS, Springfield, MO and Birmingham, AL.


                           SKIPPER'S OPERATIONS

     Skipper's selects all company-operated restaurant sites and must approve all franchised restaurant locations. Sites are selected using a screening model to analyze locations with an emphasis on demographics (such as population density, age and income distribution), analysis of restaurant competition in the area, and an analysis of the site characteristics, including accessibility, traffic counts, and visibility.

     Skipper's generally locates its restaurants in commercial/retail areas near residential concentrations rather than downtown business districts. Skipper's favors locations which are in or near regional or district shopping centers and follows a general policy of clustering its restaurants geographically to achieve economies in restaurant supervisory and advertising costs.

     The current cost of constructing and equipping a Skipper's restaurant typically ranges from $300,000 to $350,000 for building and land improvements and $135,000 to $185,000 for equipment. The cost of land varies considerably depending on geographic and site location. Land costs vary from $150,000 to $400,000. Skipper's has developed a standardized restaurant design using a free-standing wood frame building to be situated on a one-half acre site. Development of new Skipper's restaurants have been suspended indefinitely.

     The 106 Company-operated Skipper's restaurants at March 28, 1995, are owned or leased as follows:

          Leased from unrelated parties                  45
          Land and buildings owned by Skipper's          36
          Buildings owned by Skipper's and land leased   25
                                                        106

     Skipper's also has 100 locations which are not currently used for Skipper's restaurants. Of these, 45 are properties leased from unrelated parties, 33 are land and buildings owned by Skipper's and 22 are buildings owned on leased land. Skipper's intends to sublease or sell these excess properties.

     Most of Skipper's leases contain percentage rent clauses (typically 5% to 6% of gross sales) against which the minimum rent is applied, and most are net leases under which Skipper's pays taxes, maintenance, insurance, repairs and utility costs.

     All company-owned restaurant locations are free of major encumbrances.


                          TONY ROMA'S OPERATIONS

     The Company selects all company-operated restaurant sites, and must approve all franchised restaurant locations. Sites are selected using a screening model to analyze locations with an emphasis on demographics (such as population density, age and income distribution), analysis of restaurant competition in the area, and an analysis of the site characteristics, including accessibility, traffic counts, and visibility.

     The current cost of constructing and equipping a free-standing Tony Roma's restaurant typically ranges from $550,000 to $650,000 for building, $150,000 to $250,000 for land improvements and signage, and $200,000 to $250,000 for equipment. The cost of land varies considerably depending on geographic and site location. Land costs vary from $600,000 to $850,000. Units which are constructed within existing structures or mall areas are typically less. The Company has developed standardized restaurant designs using a free-standing building to be situated on a 1-1/2 acre site. The design is continually revised and refined.

     The 27 Company-operated Tony Roma's restaurants at March 28, 1995, are owned and leased as follows:

          Leased from unrelated parties                25
          Land and buildings owned                      2
                                                       27

     The Company has no excess real estate at March 28, 1995.

     Some of Tony Roma's leases contain percentage rent clauses (typically 5% to 6% of gross sales) against which the minimum rent is applied, and most are net leases under which Tony Roma's pays taxes, maintenance, insurance, repairs and utility costs.

     All company-owned restaurant locations are free of major encumbrances.


                                * * * * * *

     See Note 7 of Notes to Consolidated Financial Statements for information with respect to the Company's lease obligations included in the 1995 Annual Report to Stockholders for the year ended March 28, 1995 (the "Annual Report"), which is incorporated herein by reference.



ITEM 3.        LEGAL PROCEEDINGS
________________________________________________________________________

     The Company and its subsidiaries are engaged in ordinary and routine litigation incidental to its business, but management does not anticipate that any amounts which it may be required to pay by reason thereof, net of insurance reimbursements, will have a materially adverse effect on the Company's financial position.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
________________________________________________________________________

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 28, 1995.


EXECUTIVE OFFICERS OF THE COMPANY

    See item 10, Part III, "Directors and Executive Officers and Directors of the Registrant" of this Form 10-K




                                  PART II

ITEM 5.        MARKET   FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
               STOCKHOLDER MATTERS
________________________________________________________________________

     "Stockholder Data" included in the Annual Report to Stockholders is incorporated herein by reference. Restrictions on the payment of dividends are incorporated herein by reference to Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. On August 8, 1995, the Company anticipates declaration of a special dividend of $0.421875 per Class A Share in conjunction with a concurrent stock recapitalization plan. Please see the Proxy Statement for the Annual Stockholder's Meeting to be held on August 8, 1995.


ITEM 6.        SELECTED FINANCIAL DATA
________________________________________________________________________

     The "Ten Year Financial Summary" on page 11 of the Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 to 16 of the Annual Report is incorporated herein by reference.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
________________________________________________________________________

     The following financial statements of the Registrant and independent auditor's report set forth on pages 17 to 26 of the Annual Report are incorporated herein by reference:

     Consolidated  Balance Sheets - As of March 28,  1995,  and  March  29,
     1994.

     Consolidated Statements of Income - Years ended March 28, 1995, March 29, 1994, and March 30, 1993.

     Consolidated Statements of Stockholders' Equity - Years ended March 28, 1995, March 29, 1994, and March 30, 1993.

     Consolidated Statements of Cash Flows - Years ended March 28, 1995, March 29, 1994, and March 30, 1993.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE
________________________________________________________________________

     No disagreements on accounting and financial disclosure have occurred.



                                 PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________________________________________________________________________

     The name, age and background of each of the Company's Directors are contained under the caption "Election of Two Directors" on pages 2 to 3 of the Proxy Statement for the Annual Meeting of Stockholders to be held on August 8, 1995 (the "Proxy Statement") is incorporated herein by reference in response to this item.

      The executive officers of the Company and their current positions and ages are as follows:

     Name           Position                                              Age

 O. Gene Bicknell   Chairman of the Board, Chief Executive
                         Officer and Director                              62

 James K. Schwartz  President and Chief Operating Officer                  33

 Marty D. Couk      Senior Vice President Pizza Hut Operations             40

 Paul R. Baird      President, Skipper's, Inc. (Skipper's Operations)      46

 Robert B. Page     President, Romacorp, Inc. (Tony Roma's Operations)     36

 Troy D. Cook       Vice President Finance, Chief Financial
                         Officer, Treasurer and Assistant Secretary        32

 David G. Short     Vice President Legal, Secretary                        56

     O. Gene Bicknell founded the Company and has served as Chairman of the Board since 1962. He also served as Chief Executive Officer of the Company before July, 1993 and after January 30, 1995.

     James K. Schwartz was promoted to President and Chief Operating Officer from Executive Vice President and Chief Operating Officer in January, 1995. He also held the positions of Vice President Finance, Treasurer and Chief Financial Officer after earlier promotions within the organization.

      Marty D. Couk joined the Company as a restaurant manager trainee in April, 1979. He served in various capacities at the Company, including Field Specialist (1982), Area General Manager (1983) and Regional Manager
(1987).   He  was  promoted to Vice President of Pizza  Hut  Operations  in
December, 1992 and Senior Vice President of Pizza Hut Operations in September, 1993.

      Paul R. Baird joined Skipper's, Inc. on March 28, 1995 and became its President on April 30, 1995. From January 1994 to March 1995, Mr. Baird was the senior vice president of Brothers Gourmet Coffee and, prior to that, President and Chief Operating Officer of Cheers, Inc.

      Robert B. Page became President of Romacorp, Inc. in 1994. He joined NPC in 1988 in the Pizza Hut division, serving as a Regional Manager and Senior Vice President of Pizza Hut Operations until he moved to Tony Roma's in 1993 as its Chief Operating Officer.

      Troy D. Cook joined the Company in February 1995 as Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary. Prior to that, he was Vice President and Chief Operating Officer of Oread Laboratories from 1991 to 1995 and Director of Accounting of American and Italian Pasta Company from 1990 to 1991. Mr. Cook is a certified public accountant.

      David  G.  Short joined the Company in June 1993 as part of  the  NRH
Corporation acquisition and was appointed to Vice President Legal and General Counsel in July, 1993. He was vice president, legal and general counsel for NRH Corporation since September, 1990 and, previous to that, vice president-legal, general counsel and secretary of TGI Fridays, Inc.


ITEM 11.       EXECUTIVE COMPENSATION
________________________________________________________________________

     "Executive Compensation" on pages 6 to 11 of the Proxy Statement is incorporated herein by reference in response to this item.


ITEM 12.       SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL   OWNERS   AND
               MANAGEMENT
________________________________________________________________________

     "Beneficial Ownership of Principal Stockholder and of  Directors   and
Management" on page 5 of the Proxy Statement are incorporated herein by reference in response to this item.



ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________________________

     The Board of Directors on January 24, 1995, authorized the purchase of real estate owned by an affiliate of Mr. Bicknell, the Chairman of the Company. The Company engaged an MAI-certified appraisal company to perform an appraisal of the property. The Board of Directors upon review of the proposal and the appraisal, and with the Chairman abstaining from any participation in the vote, approved the purchase of this site for the appraised value of $750,000. An additional $50,000 in excess equipment remaining in the facility was also purchased.

      The Board of Directors has authorized a loan to Mr. Bicknell in the amount of $575,000, which is scheduled to be repaid on September 27, 1995. The loan bears interest at 100 basis points over the Company's weighted average cost of capital, adjusted monthly. As of June 20, 1995, the balance of this loan is $450,000.

      Certain Company employees perform accounting and other services for Mr. Bicknell and his affiliates. At March 28, 1995, Mr. Bicknell and his affiliates owed the Company approximately $200,000 as reimbursement for such services. The Company continually monitors all officer-related receivables and considers all such amounts to be collectible.

      During the fiscal year ended March 28, 1995, the Company leased a total of five properties from Mr. Bicknell and one property from Mr. Gordon Elliott, a Director of the Company. The Company paid a total of $73,643 to Mr. Bicknell and $31,769 to Mr. Elliott as rent for these properties in the fiscal year just ended. The Company continues to rent two properties from Mr. Bicknell, subject to normal lease terms set to expire no later than May 1998, at a combined monthly rent of $2,084 per month. In addition, one restaurant is leased from Mr. Elliott at a monthly rate of $1,891 with a lease term expiring January 1999. Rental paid to affiliates is determined as a combination of a flat rate or as a percentage of sales in excess of specified amounts. The percentage rate is 6% where both land and buildings are leased. Management believes these leases are at least as favorable as could be obtained from unrelated parties.


                                  PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K
________________________________________________________________________

       (a) List of Documents filed as part of this Report

     1)        Financial Statements

       All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

     2) No schedules are filed as part of this Report because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3)Exhibits (numbered in accordance with Item 601 of Regulation S-K)

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

3.3   Bylaws                                 Exhibit 3(b) to Form S-1
                                             Registration Statement
                                             effective August 14,1984
                                             File #2-91885

3.4   Certificate of Amendment to            Exhibit B to Proxy
      Restated Articles of Incorporation     Statement for Annual
      of National Pizza Company              Meeting filed June 13, 1994
      Effective July 12, 1994                EDGAR 748714-94-000007

4.1   Specimen Stock Certificate             Exhibit 4.1
      For Class A Common Stock               to Form 10-Q
                                             filed August 1, 1994
                                             EDGAR 748714-94-000016

4.2   Specimen Stock Certificate             Exhibit 4.2 to
      For Class B Common Stock               to Form 10-Q
                                             filed August 1, 1994
                                             EDGAR 748714-94-000016

10.1  Franchise Agreement between            Exhibit 10.01 to
      Pizza Hut, Inc. and NPC                to Form 10-Q
      International, Inc. (sample document)  filed August 1, 1994
      effective March 30, 1994               EDGAR 748714-94-000016

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

10.11 NPC International, Inc. 1984           Exhibit 10(t) to Form 10-K
      Amended and Restated Stock             filed June 25, 1990
      Option Plan

10.12 Form of Franchise Agreement            Exhibit 10(x) to Form 10-K
      between Skipper's, Inc. and            filed June 25, 1990
      its franchisees

10.19 Senior Note Purchase Agreement         Exhibit 10.19 to Form 10-K
      made by and between PM Group           filed June 16, 1992
      Life Insurance Company, Pacific
      Mutual Life Insurance Company, and
      Massachusetts Mutual Life Insurance
      Company and NPC International, Inc.
      dated May 15, 1992 (sample document)

10.25 Profit Sharing Plan of NPC             Exhibit 10.25
      International dated July 1, 1992 and   to Form 10-K for the
      First Amendment dated January 1, 1993  year ended March 30, 1993

10.26 Senior Note Purchase Agreement made    Exhibit 10.26
      by and between Pacific Mutual Life     to Form 10-K for the
      Insurance Company, Pacific Corinthian year ended March 30, 1993 Life Insurance Company, Lutheran
      Brotherhood and NPC International,
      Inc. dated March 30, 1993

10.27 Stock Purchase Agreement dated         Exhibit B to Form 8-K
      May 18, 1993 by and among NPC          filed May 28, 1993
      International, NRH Corporation and
      selling stockholders

10.28 Amendment #1 to the Stock Purchase     Exhibit A to Form 8-K
      Agreement relating to the sale of      filed June 23, 1993
      NRH Corporation dated June 9, 1993

10.29 Second Amendment to the Profit         Exhibit 10.29
      Sharing Plan of NPC International,     to Form 10-K for the
      Inc. dated October 19, 1993            year ended March 29, 1994
                                             EDGAR 748714-94-000009

10.31 Asset Exchange Agreement by and        Exhibit 10.31
      among NPC International, Inc.,         to Form 10-K for the
      Pizza Hut, Inc. and Pizza Hut of       year ended March 29, 1994
      San Diego, Inc., dated June 7, 1994    EDGAR 748714-94-000009

10.32 NPC International, Inc. 1994           Exhibit A to Proxy
      Stock Option Plan                      Statement to Annual
      dated May 3, 1994                      Meeting of Stockholders
                                             filed June 13, 1994
                                             EDGAR 748714-94-000007

10.33 Third Amendment to the NPC             Exhibit 10.33 to
      International, Inc. Profit Sharing     Form 10-Q filed
      Plan Effective August 1, 1993.         August 1, 1994
                                             EDGAR 748714-94-000016

10.34 Credit Agreement among NPC             Exhibit 10(a) to
      International, Inc., the banks         Form 10-Q filed
      named therein, and Bank of             February 10, 1995
      America Illinois, as Agent             EDGAR 748714-95-000010
      dated as of December 13, 1994

10.35 Master Shelf Agreement between         Exhibit 10(b) to
      NPC International, Inc. and            Form 10-Q filed
      Prudential Capital Group for up to     February 10, 1995
      $20,000,000 Senior Notes               EDGAR 748714-95-000010
      dated as of June 9, 1994

10.36 Third Amendment to the 1990            Exhibit 10(c) to
      Agreement between NPC International,   Form 10-Q filed
      Inc. and Prudential Insurance Company; February 10, 1995
      Second Amendment to the 1991           EDGAR 748714-95-000010
      Agreement between NPC International,
      Inc. and Prudential Insurance Company,
      dated June 9, 1994

10.37 Fourth Amendment to the 1990           Exhibit 10(d) to
      Agreement between NPC International,   Form 10-Q filed
      Inc. and the Prudential Insurance      February 10, 1995
      Company; Third Amendment to the 1991   EDGAR 748714-95-000010
      Agreement between NPC International,
      Inc. and the Prudential Life Insurance
      Company; First Amendment to Master
      Shelf Agreement between NPC
      International, Inc. and Prudential
      Capital Group, dated December 23, 1994

10.38 Amendment to the May 15, 1992          Exhibit 10.38
      Agreement between NPC International,   to Form 10-K for the
      Inc. and Massachusetts Mutual          year ended March 28, 1995
      dated March 28, 1995

10.39 Amendment to the March 30, 1993        Exhibit 10.39
      Agreement between NPC International,   to Form 10-K for the
      Inc. and Lutheran Brotherhood          year ended March 28, 1995
      dated March 28, 1995

10.40 Amendment to the May 15, 1992          Exhibit 10.40
      Agreement between NPC International,   to Form 10-K for the
      Inc., Pacific Mutual and PM Group      year ended March 28, 1995
      and Amendment to the March 30, 1993
      Agreement between NPC International,
      Inc., Pacific Mutual and Pacific
      Corinthian, dated March 28, 1995

10.41 Fifth Amendment to the March 13,       Exhibit 10.41
      1991 Agreement and the Third           to Form 10-K for the
      Amendment to the June 9, 1994          year March 28, 1995
      Master Shelf Agreement between
      NPC International, Inc.,  and
      Prudential Insurance Co.
      dated May 24, 1995

10.42 Amendment to the May 15, 1992          Exhibit 10.42
      Agreement between NPC International,   to Form 10-K for the
      Inc. and Lutheran Brotherhood          year ended March 28, 1995
      dated May 24, 1995

10.43 Amendment to the May 15, 1992          Exhibit 10.43
      Agreement between NPC International,   to Form 10-K for the
      Inc., Pacific Mutual and PM Group      year ended March 28, 1995
      and Amendment to the March 30, 1993
      Agreement between NPC International,
      Inc., Pacific Mutual and Pacific
      Corinthian, dated May 24, 1995

10.44 Amendment to the March 30, 1993        Exhibit 10.44
      Agreement between NPC International,   to Form 10-K for the
      Inc. and Massachusetts Mutual          year ended March 28, 1995
      dated May 24, 1995

10.45 Employment Agreement between           Exhibit 10.44
      NPC International, Inc. and            to Form 10-K for the
      James K. Schwartz                      year ended March 28, 1995
      dated January 27, 1995

11    Statement regarding computation of per Exhibit 11
      share earnings for the year ended      to From 10-K for the
      March 28, 1995, March 29, 1994, and    year ended March 28, 1995
      March 30, 1993.

13    1995 Annual Report to Stockholders     Exhibit 13
                                             to Form 10-K for the
                                             year ended March 28, 1995

21    List of Subsidiaries                   Exhibit 21 to
                                             Form 10-K for the year
                                             ended March 28, 1995

23.1  Consent of Ernst & Young LLP           Exhibit 23.1 to
                                             Form 10-K for the year
                                             ended March 28, 1995

99    Proxy Statement for Annual Meeting
      of Stockholders to be held
      August 8, 1995


     (b)            Reports on Form 8-K
    A Form 8-K was filed on February 16, 1995 (EDGAR 748714-95-000012) relating to the announcement that the Company would take a charge of up to $35,000,000 pretax to reserve for costs associated with the Skipper's closure. Recent management changes were also announced in the same Form 8-K.


SIGNATURES
___________________________________________________________________________


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the 23rd day of June, 1995 on its behalf by the undersigned, thereunto duly authorized.

NPC INTERNATIONAL, INC.

By Troy D. Cook
   Vice President, Chief Financial Officer,
   Treasurer, Assistant Secretary
   (Principal Financial Officer)


By Douglas K. Stuckey
   Corporate Controller
   (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of June, 1995.

    O. Gene Bicknell        Chairman of the Board,
                            Chief Executive Officer
                            and Director
                            (Principal Executive Officer)

    James K. Schwartz       President and
                            Chief Operating Officer

    Troy D. Cook            Vice President Finance,
                            Chief Financial Officer,
                            Treasurer and
                            Assistant Secretary
                            (Principal Financial Officer)

    David G. Short          Secretary

    Gordon W. Elliott       Vice Chairman and Director

    Fran D. Jabara          Director

    Robert E. Cressler      Director

    John W. Carlin          Director