Form 10-K/A
period 1995-03-28
NPC INTERNATIONAL INC
filed 1995-07-24
CIK 748714

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          FORM 10-K/A

                      AMENDMENT NO. 1 TO
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended March 28, 1995
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 20, 1995:
Class A Common Stock, $0.01 par value - $30,353,042

The number of shares outstanding of each of the registrant's classes of common stock as of July 20, 1995:
Class A Common Stock, $0.01 par value - 12,356,755
Class B Common Stock, $0.01 par value - 12,150,569

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


                              NPC INTERNATIONAL, INC.
                                   (Registrant)



DATE:     July 24, 1995                 Troy D. Cook
                                        Vice President,
                                        Chief Financial Officer
                                        Principal Financial Officer


DATE:     July 24, 1995                 Douglas K. Stuckey
                                        Corporate Controller,
                                        Chief Accounting Officer
                                        Principal Accounting Officer