Form 10-Q
period 1995-06-27
NPC INTERNATIONAL INC
filed 1995-08-11
CIK 748714

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Quarter Ended June 27, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
____________

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


     Registrant`s telephone number, including area code (316) 231-3390



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of each of the registrant`s classes of common stock as of August 9, 1995:

                Common Stock, $0.01 par value - 24,507,324





                          NPC INTERNATIONAL, INC.



                                   INDEX




PART I.   FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets --
        June 27, 1995 and March 28, 1995

    Condensed Consolidated Statements of Income --
        For the Thirteen Weeks Ended
        June 27, 1995 and June 28, 1994

    Condensed Consolidated Statements of Cash Flows --
        For the Thirteen Weeks Ended
        June 27, 1995 and June 28, 1994

    Notes to Condensed Consolidated Financial Statements

    Management`s Discussion and Analysis of
        Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

    Item 2.  Changes in securities or rights of holders thereof

    Item 4.  Submission of Matters to a Vote of Security Holders

    Item 6.  Exhibits and Reports on Form 8-K



                      PART I - FINANCIAL INFORMATION

                          NPC International, Inc.
                   Condensed Consolidated Balance Sheets
                                (Unaudited)

                                         June 27, 1995    March 28, 1995

ASSETS
Current assets:
  Cash and cash equivalents               $  4,226,000      $  9,971,000
  Accounts receivable, net                   2,293,000         2,357,000
  Notes receivable, net                        826,000           867,000
  Inventories of
    food and supplies                        3,097,000         3,261,000
  Deferred income tax asset                  3,921,000         5,104,000
  Prepaid expenses and
    other current assets                     1,554,000         2,253,000
  Total current assets                      15,917,000        23,813,000

Facilities and equipment, net              118,226,000       116,190,000
Assets held for sale, net                    6,536,000         7,717,000

Franchise rights, net                       44,092,000        33,939,000
Goodwill, less
  accumulated amortization                  18,506,000        18,710,000
Other assets                                 9,079,000         8,813,000
                                          $212,356,000      $209,182,000

LIABILITIES AND STOCKHOLDERS` EQUITY
Current liabilities:
  Accounts payable                        $ 15,205,000      $ 16,350,000
  Payroll taxes                              1,392,000         1,332,000
  Accrued interest                           1,617,000         1,992,000
  Accrued payroll                            4,102,000         2,284,000
  Current portion
    of closure provision                     2,400,000         2,400,000
  Health and
    worker`s compensation
    insurance reserves                      10,034,000         8,268,000
  Other accrued liabilities                  2,222,000         1,242,000
  Current portion
    of long-term debt                        1,359,000         1,308,000
  Total current liabilities                 38,331,000        35,176,000

Long-term debt
  and obligations
  under capital leases                      80,490,000        82,850,000
Deferred income
  tax liability                              2,996,000         2,996,000
Closure provision and
  other deferred items                       6,124,000         7,873,000

Stockholders` equity:
  Class A Common Stock                         139,000           139,000
  Class B Common Stock                         137,000           137,000
Paid-in capital                             22,016,000        22,020,000
Retained earnings                           84,211,000        80,086,000
                                           106,503,000       102,382,000
Less treasury stock                        (22,088,000)      (22,095,000)
Total stockholders` equity                  84,415,000        80,287,000
                                          $212,356,000      $209,182,000

         See notes to condensed consolidated financial statements.



                          NPC International, Inc.
                Condensed Consolidated Statements of Income
                                (Unaudited)

                                          For the Thirteen Weeks Ended
                                       June 27, 1995        June 28, 1994

Net sales                               $82,105,000        $83,148,000
Franchise revenue                         1,362,000          1,309,000
Total revenue                            83,467,000         84,457,000

Cost of sales                            24,471,000         24,367,000
                                         58,996,000         60,090,000

Direct labor costs                       22,950,000         24,110,000
Operating expenses                       21,389,000         21,954,000
General and
  administrative expenses                 6,048,000          6,415,000
                                         50,387,000         52,479,000
Operating income                          8,609,000          7,611,000

Interest expense                         (1,704,000)        (1,552,000)
Other income (expense)                      (83,000)            67,000
Income before income taxes                6,822,000          6,126,000

Provision for income taxes                2,697,000          2,371,000
Net income                              $ 4,125,000        $ 3,755,000

Earnings per share                           $ 0.17             $ 0.15

Weighted average
shares outstanding                       24,514,816         25,028,287

         See notes to condensed consolidated financial statements.


                          NPC International, Inc.
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                           For the Thirteen Weeks Ended
                                         June 27, 1995     June 28, 1994
CASH FLOWS PROVIDED
BY OPERATING ACTIVITIES:

Net income                                  $ 4,125,000     $ 3,755,000
Adjustments to reconcile
  net income to net cash
  provided by operating activities
  Depreciation and amortization               4,881,000       5,428,000
  Deferred income taxes and other              (458,000          91,000

Change in assets
  and liabilities,
  net of acquisitions:
  Accounts receivable, net                       64,000         112,000
  Notes receivable, net                          41,000          73,000
  Inventories of
    food and supplies                           164,000         292,000
  Prepaid expenses and
    other current assets                        699,000         114,000
  Accounts payable                           (1,145,000)     (2,022,000)
  Payroll taxes                                  60,000         573,000
  Accrued interest                             (375,000)       (635,000)
  Accrued payroll                             1,818,000       1,362,000
  Health &
    worker`s compensation
    insurance reserves                         (146,000)       (325,000)
  Other accrued liabilities                   2,892,000       2,495,000
     Net cash flows provided
       by operating activities               12,620,000      11,313,000


CASH FLOWS USED
BY INVESTING ACTIVITIES:

Capital expenditures,
  including the acquisition
  of business assets, net of cash           (16,938,000)     (2,314,000)
Changes in other assets, net                   (313,000)        465,000
Proceeds from
  sale of capital assets                      1,192,000          12,000
     Net cash flows used
     by investing activities                (16,509,000)     (1,837,000)


CASH FLOWS USED
BY FINANCING ACTIVITIES:

Purchase of treasury stock                         ----         (52,000)
Net change in
  revolving credit agreements                (7,000,000)      3,030,000
Payment of long-term debt                    (5,309,000)    (14,735,000)
Proceeds from
  issuance of long-term debt                 10,000,000             ---
Exercise of stock options                         3,000           3,000
     Net cash flows used
     by financing activities                 (2,306,000)    (11,754,000)
NET CHANGE IN CASH
AND CASH EQUIVALENTS                         (5,745,000)     (2,278,000)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                        9,971,000       8,119,000

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                            $ 4,226,000     $ 5,841,000

         See notes to condensed consolidated financial statements.


                          NPC International, Inc.
           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

Note 1

On August 8, 1995, the stockholders of NPC International, Inc. approved and adopted two amendments to the Company`s Amended and Restated Articles of Incorporation to allow for the payment of a dividend to the holders of the Class A common stock and to subsequently reclassify and convert the outstanding shares of Class A common stock and Class B common stock into a single class of new common stock. As of August 9, 1995, the new class of common stock began trading on the NASDAQ Stock Market under the new ticker symbol ``NPCI`` and CUSIP 629360 30 6.

To compensate the Class A stockholders for the relinquishment of their voting rights, a special dividend of $0.421875 per Class A share was also approved for stockholders of record as of August 8, 1995, payable August 30, 1995. Registered stockholders may retain their previously-issued Class A and Class B stock certificates to represent their comparable holdings in the new class of stock, or they may tender their existing stock certificates to American Stock Transfer, 40 Wall Street, New York, NY 10005 to receive a new certificate.


Note 2

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 27, 1995 and March 28, 1995, the results of operations for the fiscal quarters ended June 27, 1995 and June 28, 1994 and the statements of cash flows for the fiscal quarters ended June 27, 1995 and June 28, 1994.

On April 19, 1995, the Company acquired 23 Pizza Hut units in eight states from its franchisor Pizza Hut, Inc. The transaction did not have a material impact on the financial statements taken as a whole.

These statements should be read in conjunction with the financial statements and notes contained in the Company`s annual report on Form 10-K for the fiscal year ended March 28, 1995. Certain reclasses were made to prior year balances to conform with the current year presentation.


Note 3

There were cash payments for income taxes of $292,000 in the Thirteen weeks ended June 27, 1995 and $675,000 in the Thirteen weeks ended June 28, 1994. Cash paid for interest for the Thirteen weeks ended June 27, 1995 and June 28, 1994 was $2.1 million and $2.2 million, respectively.



                          NPC International, Inc.
                   Management`s Discussion and Analysis
             of Financial Condition and Results of Operations

At June 27, 1995, NPC International, Inc. owned and operated 278 Pizza Hut restaurants and 92 delivery kitchens in eleven states. The Company`s pizza restaurants are generally free standing, full table service restaurants which offer high quality and moderately priced pizza, pasta, sandwiches and a salad bar. Beverage service includes soft drinks and, in most restaurants, beer. Delivery kitchens provide home delivery and carry out of pizza products, but they do not have dining facilities, salad bars or beer.

On the same date, the Company owned and operated 105 and franchised 11 quick service seafood Skipper`s restaurants in seven western states and British Columbia. Skipper`s offers a limited menu including fish, shrimp and clams. Each restaurant features a casual atmosphere and beer is served in most locations.

The Company is also the owner and operator of 27 Tony Roma`s restaurants in five states, and franchisor of 101 restaurants in 20 states and 40 foreign locations at June 25, 1995. Tony Roma`s is a casual theme restaurant chain known as ``A Place for Ribs,`` but also offers a variety of menu choices including chicken, steaks and salads. All Tony Roma`s restaurants serve alcohol.

                           Pizza Hut Operations

                                    For the Thirteen Weeks Ended
                               June 27, 1995            June 28, 1994
                         Restaurants     Delivery   Restaurants    Delivery

Net restaurant sales     $45,323,000  $13,950,000   $39,514,000  $13,076,000
Net franchise revenue          3,000         ---         31,000         ---
Total revenue            $45,326,000  $13,950,000   $39,545,000  $13,076,000

Percentage of
total revenue:
  Cost of sales                26.7%       25.8%         25.8%         24.9%
  Direct labor costs           25.5%       30.8%         26.0%         32.2%
  Operating expenses           25.3%       24.4%         24.6%         24.7%
                               77.5%       81.0%         76.4%         81.8%
Operating profit               22.5%       19.0%         23.6%         18.2%

Number of units                 278          92            235           87

Comparison of Operating Results for the Thirteen Weeks Ended June 27, 1995 with the Thirteen Weeks Ended June 28, 1994

Total revenue from Pizza Hut operations for the thirteen weeks ended June 27, 1995, was $59.3 million, up $6.7 million or 12.6% from the same period in the prior fiscal year. Stuffed Crust pizza, introduced in April 1995, totaled $11.8 million or approximately 20% of the sales mix for the quarter just ended. Sales in restaurants and delivery kitchens open in excess of twelve months increased approximately 10.7% over the same quarter a year earlier, reflecting the introduction of Pizza Hut`s newest pizza product in April.

Cost of sales in the Pizza Hut operations--as a percentage of net sales-- for the thirteen weeks ended June 27, 1995 (26.5%) increased slightly when compared with the cost of sales percentage for the thirteen weeks ended June 28, 1994 (25.6%). Part of this increase is due to the lower-than-normal introductory price of Stuffed Crust pizza. This new pizza product, because of its high cheese content, also has a slightly higher-than-normal food cost. Cheese prices, which traditionally accounts for approximately 40% of a pizza`s cost, were about 4.5% lower in the recent fiscal quarter compared with the prior fiscal quarter. Cost of sales includes food and beverage costs and the expense of paper takeout supplies.

Direct labor in the Pizza Hut operations decreased to 26.7% of net sales for the most recent quarter, compared with 27.5% for the comparable quarter a year ago. This reduction is due to the significant increase in sales which was not accompanied by a corresponding increase in labor. Direct labor includes taxes and benefits, such as vacation and insurance, as well as restaurant worker`s compensation expense.

Overall operating expenses increased as a percentage of sales, to 25.1% for the quarter ended June 27, 1995 from 24.6% for the quarter ended June 28, 1994, due to increases in various expenses included herein. Major operating expenses in the Pizza Hut division include advertising, depreciation and amortization, franchise fees and rent.


                           Skipper`s Operations

                                        For the Thirteen Weeks Ended
                                   June 27, 1995         June 28, 1994

Net restaurant sales                 $11,438,000           $20,013,000
Net franchise revenue                     49,000                73,000
Total revenue                        $11,487,000           $20,086,000

Percentage of revenue:
  Cost of sales                            41.4%                 36.8%
  Direct labor costs                       31.2%                 31.0%
  Operating expenses                       29.4%                 29.8%
                                          101.9%                 97.5%
Operating profit                          (1.9)%                 2.5%

Number of Company units                      105                   186
Number of franchised units                    11                    16

Comparison of Operating Results for the Thirteen Weeks Ended June 27, 1995 with the Thirteen Weeks Ended June 28, 1994

Because the Company closed 44% of its units in February 1995, sales have significantly declined when compared with the same period a year ago. Total revenue has declined 42.8% from the same thirteen week period a year ago. Comparable store sales are down 15.1% and guest counts are down 20%, primarily due to the value pricing strategy and advertising which positively impacted sales and customer traffic during the same quarter of the prior year.

In an attempt to improve customer satisfaction and traffic, the Company will return to its original breading formula and cooking procedures, last utilized in 1982, and will re-introduce quality ``hand-dressed`` fish products throughout the chain during the quarter ended September 26, 1995. The company has experienced positive feedback in limited test market results culminating in the decision to roll the products system-wide during the Company`s second fiscal quarter.

Cost of sales and direct labor--when expressed as a percentage of net revenue--rose in the current quarter ended June 27, 1995 when compared with the quarter ended June 28, 1994. Part of this increase is due to the higher quality fish products that are being used, which has not been accompanied by increased menu prices. Management is currently reviewing various strategies available to it to reduce cost of sales as a percent of revenue including menu pricing, procurement procedures and food waste reduction.

To improve cash flow and reduce losses at the chain, the Company closed 77 Skipper`s stores in February 1995. This strategy has resulted in a reduction in operating losses from 6.9% in the fourth quarter of the prior year to a 1.9% operating loss during the quarter just ended. As part of this closure, the Company recorded a reserve of $9.9 million for the estimated loss on disposal of these underperforming assets and $8.6 million to reserve for the estimated liability exposure on leased units. As of June 25, 1995, 16 properties have either been sold or subleased, with 21 properties currently pending contract or other final resolution.

Management has stated that the Company may consider alternative strategies if improvement is not achieved in the fiscal year ended March 26, 1996.


                          Tony Roma`s Operations

                                        For the Thirteen Weeks Ended
                                    June 27, 1995        June 28, 1994

Net restaurant sales                 $11,394,000           $10,545,000
Net franchise revenue                  1,310,000             1,205,000
Total revenue                        $12,704,000           $11,750,000

Percentage of revenue:
  Cost of sales                            31.6%                 30.0%
  Direct labor costs                       27.7%                 28.9%
  Operating expenses                       24.8%                 25.6%
                                           84.1%                 84.5%
Operating profit                           15.9%                 15.5%

Number of Company units*                      25                    24
Number of franchised units                   141                   139

*Does not include two joint ventures accounted for under the equity method of accounting.
Certain reclasses were made to the prior year balances to conform with the current year presentation

Comparison of Operating Results for the Thirteen Weeks Ended June 27, 1995 with the Thirteen Weeks Ended June 28, 1994

Comparable sales for the thirteen weeks ended June 27, 1995 increased 0.5% when compared with the similar period in the prior year. Comparable sales were down in California and Texas and up in Florida, the Company`s three primary markets. Gross franchising revenue increased 14.4% to $2.2 million for the quarter ended June 27, 1995 from $1.9 million for the same quarter a year ago. Tony Roma`s management plans to open eight Company restaurants and add 15 franchised units in the fiscal year ended March 26, 1996.

Cost of sales increased to 31.6% of total revenue from 30.0% because of increased rib prices. Direct labor and operating expenses decreased as a percent of revenue due to continued improvement in operating efficiencies on a higher revenue base.


                           Consolidated Results

Comparison of Operating Results for the Thirteen Weeks Ended June 27, 1995 with the Thirteen Weeks Ended June 28, 1994

Overall  revenue  for  the thirteen weeks ended June  27,  1995  was  $83.5 million, a decrease of $1.0 million or 1.2% when compared with $84.5 million for the thirteen weeks ended June 28, 1994. Revenue for the pizza operations and Tony Roma`s are up 12.6% and 8.1%, respectively, and Skipper`s revenue is down 42.8% due to the 77 unit closure in February.

General and administrative expenses decreased in the thirteen weeks ended June 27, 1995 (to 7.2% of total revenue) when compared with the thirteen weeks ended June 28, 1994 (7.6%). Major general and administrative expenses include corporate salaries, amortization of intangible assets, and bank service charges.

Interest expense increased slightly when comparing the two quarterly periods due to an increase in average borrowings during the quarter to finance the acquisition of 23 Pizza Huts in April 1995.

Net income for the thirteen weeks ended June 27, 1995, was $4.1 million, a 9.9% increase from the $3.8 million reported for the thirteen weeks ended June 28, 1994. The Company experienced improvement in its Pizza Hut and Tony Roma`s operations, but also incurred slightly increased losses in the Skipper`s division. The effective tax rate for the quarter ended June 27, 1995 was 39.55% compared with a 39.0% rate used for the comparable quarter a year earlier.


                Liquidity, Capital Resources and Cash Flows

On June 27, 1995, the Company had a working capital deficit of $22.4 million ($23.8 million deficit at June 28, 1994). Like most restaurant businesses, the Company is able to operate with a working capital deficit because substantially all of its sales are for cash, while it generally receives credit from trade suppliers. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, the Company uses all available liquid assets to reduce borrowings under its line of credit.

The Company has a $50 million unsecured line of credit, of which $20.6 million was borrowed as of June 27, 1995. On April 25, 1995, the Company borrowed $10 million under its shelf agreement at a rate of 8.02%, the proceeds of which were used to partially finance the purchase of 23 stores acquired on April 19. The principal payments will begin on this note begin in 1998 and end in the year 2002. On June 29, 1995, the Company increased the borrowing limit on the $20 million shelf agreement originally dated June 9, 1994 by an additional $40 million with the opportunity to borrow under the agreement, at the lender`s discretion, extended for a period of two years. The Company borrowed $10 million under this increased shelf agreement on July 18, 1995 at a rate of 6.96%; principal payments for this note will commence 1998 and will end in the year 2002. The Company was in compliance with all debt covenants, as amended, as of June 27, 1995.

Net cash flows from operating activities increased $1.3 million when comparing the Thirteen weeks ended June 27, 1995 with the comparable period a year earlier. This 12% increase is attributable to higher earnings and normal fluctuations in working capital components.

Approximately $5.2 million for a special dividend to Class A stockholders on August 30, 1995 will be funded from the Company`s current line of credit agreement. Management suspended repurchases of the Company`s common stock in January 1995 with 454,500 shares still authorized under the Board-approved stock repurchase program.

The Company anticipates cash flow from operations will provide sufficient capital to fund continuing expansion and improvements, to service debt obligations and to develop new restaurants in existing territories. Future acquisitions may require additional debt or capital resources, which management believes are readily available to the Company.


Seasonality and Effects of Inflation

As a result of continued concept diversification, the Company has not experienced significant seasonality in its sales. Skipper`s sales are typically higher in the fourth quarter of the fiscal year, during the Lenten period. Tony Roma`s sales are traditionally higher than average in January to March and lower in July to September.

Inflationary factors such as increases in food and labor costs directly affect the Company`s operations. Because most of the Company`s employees are paid hourly rates related to federal and state minimum wage and tip credit laws, changes in these laws will result in increases in the
Company`s labor costs. Legislation mandating health coverage for employees, if passed, will increase benefit costs since most hourly restaurant employees are not currently covered under Company plans. The Company cannot always effect immediate price increases to offset higher costs, and no assurance can be given that the Company will be able to do so in the future.

Increases in interest rates could directly affect the Company`s operations. To reduce its interest exposure under its line of credit agreement, however, the Company may select among alternative interest rate options with terms up to six months in length.



                        PART II. OTHER INFORMATION

Item 2. Changes in securities or rights of holders thereof

           On August 8, 1995, the stockholders of NPC International, Inc. approved a equity recapitalization plan whereby the Class A common stock and Class B common stock would be merged into one new class of common stock. This transaction was completed on August 9, 1995, and all holders of the new class of common stock will be entitled to vote on all future matters submitted to a vote of the security holders.

           To compensate the Class A stockholders for the relinquishment of their voting rights, a special dividend of $0.421875 per Class A share was also approved for stockholders of record as of August 8, 1995, payable August 30, 1995. Registered stockholders may retain their previously-issued Class A and Class B stock certificates to represent their comparable holdings in the new class of stock, or they may tender their existing stock certificates to American Stock Transfer, 40 Wall Street, New York, NY 10005 to receive a new certificate.



Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Stockholders was held on August 8, 1995.

     (b) Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition of the nominees as listed in the proxy statement, and all such nominees were elected pursuant to the vote of the stockholders.

     (c) Stockholders approved the stock recapitalization plan, including the adoption of an amendment to the Restated Articles of Incorporation to allow the payment of a dividend to the holders of a Class A common stock and to subsequently amend the Restated Articles of Incorporation to reclassify and convert the outstanding stares of Class A common stock and Class B common stock into a single class of new common stock. Class A stockholders approved and adopted the proposal with 9,844,703 shares ``FOR``, 10,451 shares ``AGAINST``, 14,444 shares abstaining, and 2,487,157 shares not voting. Class B stockholders approved and adopted the proposal with 9,325,514 shares ``FOR``, 23,675 shares ``AGAINST``, 15,638 shares abstaining, and 2,785,742 shares not voting.


Item 6. Exhibits filed as part of this Report and Reports on Form 8-K

     (a)  Exhibits

          The following Exhibit is filed as part of this Report:

               Exhibit 10.46 Amendment #1 to the Credit Agreement among NPC International, Inc., the banks named therein, and Bank of America Illinois, as Agent dated May 31, 1995.

               Exhibit 10.47 Amended and Restated Master Shelf
               Agreement for up to $60,000,000 Senior Notes between Prudential Insurance Company of America and NPC International, Inc. dated June 29, 1995.

               Exhibit 11 - Statement Regarding Computation of Per Share
               Earnings.


     (b)  Reports on Forms 8-K

               No reports were filed on Form 8-K for the quarter ended June 27, 1995.



Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NPC INTERNATIONAL, INC.
                                   (Registrant)

DATE: August 11, 1995         /s Troy D. Cook
                              Vice President Finance
                              Chief Financial Officer
                              Principal Financial Officer


DATE: August 11, 1995         /s Douglas K. Stuckey
                              Corporate Controller
                              Chief Accounting Officer
                              Principal Accounting Officer