Form 10-Q
period 1995-09-26
NPC INTERNATIONAL INC
filed 1995-11-13
CIK 748714

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Quarter Ended September 26, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant`s class of common stock as of November 7, 1995:

                Common Stock, $0.01 par value - 24,513,324



                          NPC INTERNATIONAL, INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets --
        September 26, 1995 and March 28, 1995

    Condensed Consolidated Statements of Income --
        For the Thirteen and Twenty Six Weeks Ended
        September 26, 1995 and September 27, 1994

    Condensed Consolidated Statements of Cash Flows --
        For the Thirteen and Twenty Six Weeks Ended
        September 26, 1995 and September 27, 1994

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

                                       Sept. 26, 1995    March 28, 1995
ASSETS
Current assets:
  Cash and cash equivalents              $  6,629,000      $  9,971,000
  Accounts receivable, net                  1,327,000         2,357,000
  Notes receivable, net                       417,000           867,000
  Inventories of food and supplies          3,592,000         3,261,000
  Deferred income tax asset                 2,593,000         5,104,000
  Prepaid expenses and
    other current assets                    2,188,000         2,253,000
  Total current assets                     16,746,000        23,813,000
Facilities and equipment, net             118,696,000       116,190,000
Assets held for sale, net                   5,523,000         7,717,000
Franchise rights, net                      44,194,000        33,939,000
Goodwill, less
  accumulated amortization                 18,303,000        18,710,000
Other assets                                8,567,000         8,813,000
                                         $212,029,000      $209,182,000

LIABILITIES AND STOCKHOLDERS` EQUITY
Current liabilities:
  Accounts payable                       $ 15,188,000      $ 16,350,000
  Payroll taxes                             1,204,000         1,332,000
  Accrued interest                          2,413,000         1,992,000
  Accrued payroll                           2,459,000         2,284,000
  Current portion
    of closure provision                    2,400,000         2,400,000
  Health and worker`s compensation
    insurance reserves                     11,749,000         8,268,000
  Other accrued liabilities                 1,204,000         1,242,000
  Current portion
    of long-term debt                       1,335,000         1,308,000
  Total current liabilities                37,952,000        35,176,000
Long-term debt and obligations
  under capital leases                     82,911,000        82,850,000
Deferred income tax liability               2,996,000         2,996,000
Closure provision and
  other deferred items                      5,293,000         7,873,000

Stockholders` equity:
  Common Stock                                276,000              ---
  Class A Common Stock                           ---            139,000
  Class B Common Stock                           ---            137,000
Paid-in capital                            21,941,000        22,020,000
Retained earnings                          82,635,000        80,086,000
                                          104,852,000       102,382,000
Less treasury stock                       (21,975,000)      (22,095,000)
Total stockholders` equity                 82,877,000        80,287,000
                                         $212,029,000      $209,182,000

         See notes to condensed consolidated financial statements.



                          NPC International, Inc.
                Condensed Consolidated Statements of Income
                                (Unaudited)

                              For the Thirteen         For the Twenty Six
                                 Weeks Ended               Weeks Ended
                           Sept. 26,    Sept. 27,     Sept. 26,     Sept. 27,
                              1995         1994         1995           1994

Net sales                $77,770,000  $77,010,000  $159,875,000  $160,158,000
Net franchise revenue      1,269,000    1,462,000     2,631,000     2,771,000
Total revenue             79,039,000   78,472,000   162,506,000   162,929,000

Cost of sales             23,138,000   22,554,000    47,609,000    46,921,000
                          55,901,000   55,918,000   114,897,000   116,008,000

Direct labor costs        21,589,000   22,324,000    44,539,000    46,434,000
Operating expenses        21,325,000   21,409,000    42,714,000    43,362,000
General and
 administrative
 expenses                  5,579,000    5,841,000    11,627,000    12,257,000
                          48,493,000   49,574,000    98,880,000   102,053,000
Operating income           7,408,000    6,344,000    16,017,000    13,955,000

Interest expense          (1,505,000)  (1,492,000)   (3,209,000)   (3,044,000)
Other income (expense)       116,000      (34,000)       33,000        33,000
Income before
 income taxes              6,019,000    4,818,000    12,841,000    10,944,000

Provision for
 income taxes              2,382,000    1,863,000     5,079,000     4,234,000
Net income                $3,637,000   $2,955,000    $7,762,000    $6,710,000

Earnings per share             $0.15        $0.12         $0.32         $0.27

Weighted average
 shares outstanding       24,644,968   24,974,039    24,593,272    24,996,538

         See notes to condensed consolidated financial statements.



                          NPC International, Inc.
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                  For the Twenty Six Weeks Ended
                                 Sept. 26, 1995    Sept. 27, 1994
CASH FLOWS PROVIDED
BY OPERATING ACTIVITIES:
Net income                          $ 7,762,000      $ 6,710,000
Adjustments to
 reconcile net income
 to net cash provided
 by operating activities
  Depreciation and amortization       9,630,000       10,763,000
  Closure reserve                    (2,593,000)             ---
  Deferred income taxes and other     2,524,000          (36,000)

Change in assets and liabilities,
 net of acquisitions:
  Accounts receivable, net            1,030,000         (114,000)
  Notes receivable, net                 450,000           82,000
  Inventories of food and supplies     (331,000)         358,000
  Prepaid expenses and
   other current assets                  65,000         (963,000)
  Accounts payable                   (1,162,000)      (3,293,000)
  Payroll taxes                        (128,000)        (301,000)
  Accrued interest                      421,000          165,000
  Accrued payroll                       175,000         (335,000)
  Health & worker`s
   compensation
   insurance reserves                 1,282,000        1,138,000
  Other accrued liabilities           2,161,000       (1,793,000)
     Net cash flows provided
     by operating activities         21,286,000       12,381,000


CASH FLOWS USED
BY INVESTING ACTIVITIES:
Capital expenditures,
 including the acquisition
 of business assets, net of cash    (20,785,000)     (13,371,000)
Payment of special dividend          (5,213,000)             ---
Changes in other assets, net         (1,306,000)        (173,000)
Proceeds from sale
 of capital assets                    2,547,000          338,000
     Net cash flows used
     by investing activities        (24,757,000)     (13,206,000)


CASH FLOWS FROM (USED BY)
FINANCING ACTIVITIES:
Purchase of treasury stock                 ---        (1,064,000)
Net change in revolving
 credit agreements                  (13,900,000)      (4,410,000)
Payment of long-term debt            (6,012,000)       2,859,000
Proceeds from issuance
 of long-term debt                   20,000,000              ---
Exercise of stock options                41,000           71,000
     Net cash flows from
     (used by) financing activities     129,000       (2,544,000)

NET CHANGE IN CASH
AND CASH EQUIVALENTS                 (3,342,000)      (3,369,000)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                9,971,000        8,119,000

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                    $ 6,629,000      $ 4,750,000

         See notes to condensed consolidated financial statements.



                          NPC International, Inc.
           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)
Note 1

On August 8, 1995, the stockholders of NPC International, Inc. approved and adopted two amendments to the Company`s Amended and Restated Articles of Incorporation to allow for the payment of a dividend to the holders of the Class A common stock and to subsequently reclassify and convert the outstanding shares of Class A common stock and Class B common stock into a single class of new common stock. As of August 9, 1995, the new class of common stock began trading on the NASDAQ Stock Market under the new ticker symbol ``NPCI`` and CUSIP 629360 30 6. Par value for the new common stock is $0.01 per share, with 24,513,324 shares issued and outstanding of the 100,000,000 shares authorized for issue.

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


Note 2

The Company announced on November 6, 1995 that it had received a proposal by certain members of management of the Company to purchase all common stock not currently owned by the management group for $9.00 per share. A Special Committee consisting of all of the outside directors has been formed to evaluate the proposal, and it has retained counsel and CS First Boston to determine whether the proposal is fair to the public stockholders of the Company from a financial point of view.


Note 3

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 26, 1995 and March 28, 1995, the results of operations for the Thirteen and twenty six weeks ended September 26, 1995 and September 27, 1994 and the statements of cash flows for the twenty six weeks ended September 26, 1995 and September 27, 1994.

These statements should be read in conjunction with the financial statements and notes contained in the Company`s annual report on Form 10-K for the fiscal year ended March 28, 1995. Certain reclasses were made to prior year balances to conform with the current year presentation.


Note 4

There were cash payments for income taxes of $2,300,000 in the twenty six weeks ended September 26, 1995 and $6,100,000 in the twenty six weeks ended September 27, 1994. Cash paid for interest for the twenty six weeks ended September 26, 1995 and September 27, 1994 was $2,800,000 and $2,900,000,
respectively.



                          NPC International, Inc.
                   Management`s Discussion and Analysis
             of Financial Condition and Results of Operations

At September 26, 1995, NPC International, Inc. owned and operated 278 Pizza Hut restaurants and 94 delivery kitchens in eleven states. The Company`s pizza restaurants are generally free standing, full table service restaurants which offer high quality and moderately priced pizza, pasta, sandwiches and a salad bar. Beverage service includes soft drinks and, in most restaurants, beer. Delivery kitchens provide home delivery and carry out of pizza products, but they do not have dining facilities, salad bars or beer.

On the same date, the Company owned and operated 105 and franchised 10 quick service seafood Skipper`s restaurants in seven western states and British Columbia. Skipper`s offers a limited menu including fish, shrimp and clams. Each restaurant features a casual atmosphere and beer is served in most locations.

The Company is also the owner and operator of 29 Tony Roma`s restaurants in six states, and franchisor of 102 restaurants in 20 states and 40 foreign locations at September 26, 1995. Tony Roma`s is a casual theme restaurant chain known as ``A Place for Ribs,`` but also offers a variety of menu choices including chicken, steaks and salads. All Tony Roma`s restaurants serve alcohol.


                           Pizza Hut Operations

                                   For the Thirteen Weeks Ended
                           September 26, 1995         September 27, 1994
                       Restaurants     Delivery    Restaurants      Delivery

Net restaurant sales   $41,440,000  $12,720,000    $36,940,000   $12,120,000
Net franchise revenue        8,000          ---         40,000           ---
Total revenue          $41,448,000  $12,720,000    $36,980,000   $12,120,000

Percentage of
total revenue:
  Cost of sales              26.2%        25.1%          25.8%         24.0%
  Direct labor costs         25.5%        31.5%          25.3%         31.9%
  Operating expenses         26.2%        25.4%          25.0%         25.0%
                             77.9%        82.0%          76.1%         80.9%
Operating profit             22.1%        18.0%          23.9%         19.1%


                                  For the Twenty Six Weeks Ended
                          September 26, 1995          September 27, 1994
                       Restaurants     Delivery   Restaurants       Delivery

Net restaurant sales    $86,763,000  $26,670,000   $76,454,000    $25,196,000
Net franchise revenue        11,000          ---        71,000            ---
Total revenue           $86,774,000   26,670,000   $76,525,000    $25,196,000

Percentage of
total revenue:
  Cost of sales               26.5%        25.4%        25.8%           24.5%
  Direct labor costs          25.5%        31.1%        25.6%           32.0%
  Operating expenses          25.7%        24.9%        24.8%           24.9%
                              77.7%        81.4%        76.2%           81.4%
Operating profit              22.3%        18.6%        23.8%           18.6%

Number of units                278           94          258              88


Comparison of Operating Results for the Thirteen Weeks Ended
September 26, 1995 with the Thirteen Weeks Ended September 27, 1994

Total revenue from Pizza Hut operations for the thirteen weeks ended September 26, 1995, was $54.2 million, up $5.1 million or 10.3% from the same period in the prior fiscal year. Stuffed Crust pizza, introduced in April 1995, totaled $6.6 million or approximately 12% of the sales mix for the quarter just ended. Sales in restaurants and delivery kitchens open in excess of twelve months increased approximately 3.1% over the same quarter a year earlier, reflecting the introduction of Pizza Hut`s newest pizza product in April.

Cost of sales as a percentage of revenue for the thirteen weeks ended September 26, 1995 increased slightly to 25.9% when compared with the 25.3% recorded for the thirteen weeks ended September 27, 1994. Part of this increase is due to the promotional pricing of Stuffed Crust pizza. This new pizza product, because of its high cheese content, also has a slightly higher-than-normal food cost. Cheese prices, which traditionally accounts for approximately 40% of a pizza`s cost, was about 4.0% higher in the recent fiscal quarter when compared with the same fiscal quarter a year ago. Cost of sales includes food and beverage costs and the expense of paper takeout supplies.

Direct labor in the Pizza Hut operations remained at 26.9% of revenue for the most recent quarter, consistent with the comparable quarter a year ago. Direct labor includes taxes and benefits, such as vacation and insurance, as well as restaurant worker`s compensation expense.

Overall operating expenses increased as a percentage of sales to 26.0% for the quarter ended September 26, 1995 from 25.0% for the quarter ended September 27, 1994, due to increases in various expenses, including repairs and equipment rental principally consisting of a new point-of-sale computer system. Major operating expenses in the Pizza Hut division include advertising, depreciation and amortization, franchise fees and rent.


Comparison of Operating Results for the Twenty Six Weeks Ended
September 26, 1995 with the Twenty Six Weeks Ended September 27, 1994

Revenue from Pizza Hut operations for the twenty six weeks ended September 26, 1995, was $113.4 million, up $11.7 million or 11.5% from the same twenty six week period in the prior fiscal year. Sales of Stuffed Crust pizza aggregated $18.4 million, or 16.2% of net sales, for the first two quarters ended September 26, 1995 and contributed to comparable store sales growth of 6.7% on a year-to-date basis.

Cost of sales in the Pizza Hut operations for the twenty six weeks ended September 26, 1995 was 26.2% of total revenue, which was slightly higher than the 25.5% recorded during the comparable period in the prior year, due to the higher cheese content of Pizza Hut`s new Stuffed Crust pizza and the introductory price of $9.99 for this new pizza product.

Direct labor in the Pizza Hut operations decreased to 26.8% of net sales for the first two quarters of the fiscal year, compared with 27.2% for the comparable period a year ago. This reduction is due to the significant increase in sales which was not accompanied by a corresponding increase in labor. Direct labor includes taxes and benefits, such as vacation and insurance, as well as restaurant worker`s compensation expense.

Overall operating expenses increased as a percentage of revenue to 25.5% for the fiscal year-to-date through September 26, 1995 from 24.8% for the twenty six weeks ended September 27, 1994. The Company experienced slight increases in equipment rental and repairs when comparing the fiscal year-to-date figures with the comparable period of the prior year.


                           Skipper`s Operations

                                      For the Thirteen Weeks Ended
                               September 26, 1995    September 27, 1994

Net restaurant sales                 $11,725,000          $18,388,000
Net franchise revenue                     19,000               66,000
Total revenue                        $11,744,000          $18,454,000

Percentage of revenue:
  Cost of sales                             42.0%               37.4%
  Direct labor costs                        28.3%               32.7%
  Operating expenses                        33.1%               33.6%
                                           103.4%              103.7%
Operating profit                            (3.4)%              (3.7)%


                                      For the Twenty Six Weeks Ended
                                  September 26, 1995  September 27, 1994

Net restaurant sales                 $23,163,000          $38,401,000
Net franchise revenue                     68,000              139,000
Total revenue                        $23,231,000          $38,540,000

Percentage of revenue:
  Cost of sales                            41.7%                37.1%
  Direct labor costs                       29.7%                31.8%
  Operating expenses                       31.2%                31.6%
                                          102.6%               100.5%
Operating profit                           (2.6)%               (0.5)%

Number of Company units                     105                  185
Number of franchised units                   11                   14


Comparison of Operating Results for the Thirteen Weeks Ended
September 26, 1995 with the Thirteen Weeks Ended September 27, 1994

Because the Company closed 44% of its units in February 1995, sales have significantly declined when compared with the same period a year ago. Specifically, total revenue has declined 36.2% from the same thirteen week period a year ago. Comparable store sales were down 3.3% and guest counts were down 9.8% from the same quarter of the prior year.

Franchising revenue has also fallen due to fewer franchised units operating in the most recent quarter and lower sales in the remaining units.

In an attempt to improve customer satisfaction and traffic, the Company returned to its original breading formula and cooking procedures, last utilized in 1982, and re-introduced quality ``hand-dressed`` fish products throughout the chain during the quarter ended September 26, 1995. Average unit sales have increased 4.1% in the second quarter ended September 26, 1995 over the first quarter ended June 27, 1995.

Cost of sales, when expressed as a percentage of net revenue, rose to 42.0% in the current quarter ended September 26, 1995 from 37.4% during the quarter ended September 27, 1994. Part of this increase is due to the higher quality fish products that are being used, which was not accompanied by increased menu prices until August 13, 1995 and promotions utilized to induce trial of Skipper`s hand-dressed fish. Management is currently reviewing other strategies available to it to reduce cost of sales as a percent of revenue including procurement procedures, menu enhancement and food waste reduction.

Through improved scheduling, direct labor has fallen to 28.3% of total revenue for the quarter just ended compared with 32.7% for the same period a year ago. Operating expenses declined slightly, to 33.1% of revenue for the thirteen weeks ended September 26, 1995 when compared with 33.6% of revenue for the September 1994 quarter, due to reduction in field staffing. In the most recent quarter, the Company saw higher advertising and insurance costs, offset by lower rent, utility and maintenance costs when compared with the same period in the prior year. During the current fiscal quarter, the Company increased advertising rates to promote the return of its hand-dressed fish product and to test-market several new advertising programs; advertising expenses constituted approximately 10.4% of revenue in the thirteen weeks ended September 26, 1995, compared with 7.6% during the same period a year ago and 6.4% of revenue for the thirteen weeks ended June 27, 1995.

To improve cash flow and reduce losses at the chain, the Company closed 77 Skipper`s stores in February 1995. As part of this closure, the Company wrote off $13.3 million in goodwill associated with the 1989 acquisition of Skipper`s and recorded a reserve of $21.7 million for the estimated losses and expenses related to the closure. As of September 26, 1995, this reserve stands at $13.5 million, with 41 properties either sold or subleased and 12 transactions pending.


Comparison of Operating Results for the Twenty Six Weeks Ended
September 26, 1995 with the Twenty Six Weeks Ended September 27, 1994

Net sales declined 39.7% and franchising revenue dropped 51.1% when comparing the twenty six weeks ended September 26, 1995 with the same period in the prior year, due primarily to the February 1995 closure. Stores open in excess of one year realized a 9.5% decline in sales on average for the twenty six weeks ended September 26, 1995 when compared with the same period a year ago. The significant year-to-date decline is due to the employment of an aggressive promotional program in the quarter ended June 1994 which dramatically increased sales in the comparable period. Guest counts have declined about 15.2% on a fiscal year-to-date basis.

Cost of sales rose to 41.7% from 37.1% of revenue on a year-to-date basis with the introduction of higher quality products which were not totally offset by higher menu prices. Direct labor as a percent of sales decline to 29.7% from 31.8% through improved scheduling. Operating expenses declined slightly to 31.2% from 31.6% with reductions in rent and utilities, as a percent of revenue, and an increase in relative advertising costs.

Management has stated that the Company may consider alternative strategies if improvement is not achieved in the fiscal year ended March 26, 1996.



                          Tony Roma`s Operations

                                       For the Thirteen Weeks Ended
                               September 26, 1995    September 27, 1994

Net restaurant sales                $11,885,000          $ 9,562,000
Net franchise revenue                 1,242,000            1,356,000
Total revenue                       $13,127,000          $10,918,000

Percentage of revenue:
  Cost of sales                           31.7%                29.4%
  Direct labor costs                      28.1%                28.2%
  Operating expenses                      25.6%                27.0%
                                          85.4%                84.6%
Operating profit                          14.6%                15.4%


                                      For the Twenty Six Weeks Ended
                                 September 26, 1995   September 27, 1994

Net restaurant sales                 $23,279,000         $20,107,000
Net franchise revenue                  2,552,000           2,561,000
Total revenue                        $25,831,000         $22,688,000

Percentage of revenue:
  Cost of sales                            31.7%               29.7%
  Direct labor costs                       27.9%               28.5%
  Operating expenses                       25.2%               26.3%
                                           84.8%               84.5%
Operating profit                           15.2%               15.5%

Number of Company units*                     27                  24
Number of franchised units                  142                 138

*Does not include two joint ventures accounted for under the equity method of accounting.


Comparison of Operating Results for the Thirteen Weeks Ended
September 26, 1995 with the Thirteen Weeks Ended September 27, 1994

Revenue continued to increase with the addition of two Company-owned restaurants in the current fiscal year. Comparable store sales were up 2.2% for the thirteen weeks ended September 26, 1995 compared with the same quarter of the prior year.

Gross franchising revenue was up 1.8% for the thirteen weeks, before allocation of applicable expenses, mitigated by fewer franchise openings in the quarter ended September 26, 1995. During the quarter ended September 26, 1995, three franchise units opened and two units closed.

Cost of sales increased to 31.7% of total revenue from 29.4% because of increased rib prices which have not been accompanied by menu price increases. Direct labor was 28.1% of total revenue during the quarter ended September 26, 1995 which was very comparable with the 28.2% recorded during the same quarter of the prior year; labor includes pay and benefits for all restaurant employees and managers, as well as workers compensation costs.

Operating expenses as a percent of revenue improved to 25.6% of revenue for the most recent quarter compared with 27.0% recorded during the same quarter of the prior year. As a percent of sales, the Company realized lower advertising, maintenance and insurance costs.


Comparison of Operating Results for the Twenty Six Weeks Ended
September 26, 1995 with the Twenty Six Weeks Ended September 27, 1994

Comparable sales for the twenty six weeks ended September 26, 1995 increased 1.3% when compared with the same period of the prior year. Gross franchising revenue increased 7.8%, to $4.3 million for the twenty six weeks ended September 26, 1995 primarily due to higher sales at existing units and more units. Six franchised units have opened and seven have closed in the first six months of the fiscal year.

Primarily because of higher rib prices, cost of sales have risen to 31.7% of revenue when compared with 29.7% of revenue for the prior fiscal year.

Direct labor and operating expenses decreased as a percent of revenue due to continued improvement in operating efficiencies in addition to a higher revenue base.



                           Consolidated Results

Comparison of Operating Results for the Thirteen Weeks Ended
September 26, 1995 with the Thirteen Weeks Ended September 27, 1994

Overall sales for the thirteen weeks ended September 26, 1995 was $77.8 million, an increase of $720,000 or 1.0% when compared with $77.0 million in sales for the thirteen weeks ended September 27, 1994. Total revenue for the Pizza Hut operations and Tony Roma`s increased 10.3% and 20.2%, respectively, and Skipper`s revenue declined 36.4% due to the 77-unit closure in February. Net franchising revenue decreased 8.4% and 71.2% at Tony Roma`s and Skipper`s, respectively.

General and administrative expenses decreased to 7.1% of revenue during the thirteen weeks ended September 26, 1995, compared with 7.4% during the thirteen weeks ended September 27, 1994, primarily due to increased revenue and a decrease in expenses. Major general and administrative expenses include corporate and field management salaries, amortization of intangible assets, and bank service charges. Interest expense remained about the same when comparing the two quarterly periods.

Net income for the thirteen weeks ended September 26, 1995, was $3.6 million, a 23.1% increase from the $3.0 million reported for the thirteen weeks ended September 27, 1994. The Company experienced improvement in its Pizza Hut and Tony Roma`s operations and reduced losses at Skipper`s. The effective tax rate for the quarter ended September 26, 1995 was 39.55% compared with a 38.7% rate used for the comparable quarter a year earlier (subsequently adjusted to 39.55% on a year-to-date basis during the quarter ended March 28, 1995).


Comparison of Operating Results for the Twenty Six Weeks Ended
September 26, 1995 with the Twenty Six Weeks Ended September 27, 1994

Overall revenue was flat when comparing the current fiscal year to date with the prior year`s figures. Revenue increased 11.5% at Pizza Hut and 14.0% at Tony Roma`s, offset by a 39.7% decrease in sales brought about by the Skipper`s closure. Net franchise revenue for the twenty six week period ended September 26, 1995 was flat at Tony Roma`s and decreased 51% at Skipper`s; Skipper`s decline is due to fewer franchise units and lower system sales in the current fiscal year.

Consistent with the quarterly analysis, general and administrative costs declined as a percent of revenue, to 7.2% of revenue for the twenty six weeks ended September 26, 1995 from 7.5% for the same period in the prior year due in part to decreased administrative costs at Skipper`s.

Interest costs increased slightly due to increased borrowings incurred largely to finance the 23-unit Pizza Hut acquisition in April 1995.

In March 1995, the Company increased its tax rate to obtain an effective tax rate of 39.55% for the fiscal year from the 38.7% rate used for the first three quarters ended December 27, 1994. This 39.55% rate has remained in effect for the first two fiscal quarters ended September 26, 1995.

Because of improved efficiencies and reduced losses at Skipper`s, net income after taxes improved 15.7% overall.



                Liquidity, Capital Resources and Cash Flows

On September 26, 1995, the Company had a working capital deficit of $21.2 million, compared with a $17.9 million deficit at September 27, 1994. Like most restaurant businesses, the Company is able to operate with a working capital deficit because substantially all of its sales are for cash, while it generally receives credit from trade suppliers. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, the Company uses all available liquid assets to reduce borrowings under its line of credit.

The Company has a $50 million unsecured line of credit, of which $13.7 million was borrowed as of September 26, 1995. On April 25, 1995, the Company borrowed $10 million under its shelf agreement at a rate of 8.02%, the proceeds of which were used to partially finance the purchase of 23 stores acquired on April 19. The principal payments on this note will begin in 1998 and end in the year 2002. On June 29, 1995, the Company increased the borrowing limit on the $20 million shelf agreement originally dated June 9, 1994 by an additional $40 million with the opportunity to borrow under the agreement, at the lender`s discretion, extended for a period of two years. The Company borrowed $10 million under this increased shelf agreement on July 18, 1995 at a rate of 6.96%; principal payments for this note will commence in 1998 and will end in the year 2002. The Company was in compliance with all debt covenants, as amended, as of September 26, 1995.

Net cash flows from operating activities increased $8.9 million when comparing the twenty six week period ended September 26, 1995 with the comparable period a year earlier. This 72% increase is attributable to higher earnings and normal fluctuations in working capital components.

Approximately $5.2 million for a special dividend to Class A stockholders on August 30, 1995 was funded from the Company`s current line of credit agreement. Management suspended repurchases of the Company`s common stock in January 1995 with 454,500 shares still authorized under the Board-approved stock repurchase program.

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



                        PART II. OTHER INFORMATION

Item 6. Exhibits filed as part of this Report and Reports on Form 8-K

     (a)  Exhibits

          The following Exhibits are filed as part of this Report:

               Exhibit 10.48 -  Fourth Amendment to the NPC International,
                    Inc. Profit Sharing Plan, effective July 1, 1992.

               Exhibit 10.49 -  Fifth Amendment to the NPC International,
                    Inc. Profit Sharing Plan, effective July 12, 1994 and January 1, 1995.

               Exhibit 10.50 -  First Amendment to the NPC International,
                    Inc. 1994 Stock Option Plan, effective August 9, 1995.

               Exhibit 11 - Statement Regarding Computation of Per Share
                    Earnings

     (b)  Reports on Forms 8-K

               No reports were filed on Form 8-K for the quarter ended September 26, 1995. A Form 8-K was filed on November 6, 1995 relating to a proposal by certain members of management of the Company to purchase the stock not owned by the management group for $9.00 per share.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NPC INTERNATIONAL, INC.
                                   (Registrant)


DATE: November 9, 1995        Troy D. Cook
                              Vice President Finance
                              Chief Financial Officer
                              Principal Financial Officer


DATE: November 9, 1995        Douglas K. Stuckey
                              Corporate Controller
                              Chief Accounting Officer
                              Principal Accounting Officer