Form 10-Q
period 1995-12-26
NPC INTERNATIONAL INC
filed 1996-02-09
CIK 748714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549



FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Quarter Ended
December 26, 1995

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


The number of shares outstanding of the registrant`s class of common stock as of February 9, 1996:

Common Stock, $0.01 par value -  24,520,862




NPC INTERNATIONAL, INC.



INDEX


                                                      PAGE

PART I.   FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets --
        December 26, 1995 and March 28, 1995            3

    Condensed Consolidated Statements of Income --
        For the Thirteen and Thirty-Nine Weeks Ended
        December 26, 1995 and December 27, 1994         4

    Condensed Consolidated Statements of Cash Flows --
        For the Thirteen and Thirty-Nine Weeks Ended
        December 26, 1995 and December 27, 1994         5

    Notes to Condensed Consolidated Financial Statements6

    Management`s Discussion and Analysis of
        Financial Condition and Results of Operations   7


PART II.                                OTHER INFORMATION

    Item 1.  Legal Proceedings                         14
    Item 6.  Exhibits and Reports on Form 8-K          14

PART I - FINANCIAL INFORMATION

NPC International, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

                                  Dec. 26, 1995       March 28, 1995

ASSETS
Current assets:
  Cash                                $  8,410,000        $  9,971,000
  Accounts receivable, net               1,316,000           2,357,000
  Notes receivable, net                    367,000             867,000
  Inventories of food
    and supplies                         5,145,000           3,261,000
  Deferred income tax asset              1,803,000           5,104,000
  Prepaid expenses and
    other current assets                 1,489,000           2,253,000
  Total current assets                  18,530,000          23,813,000
Facilities and equipment, net          122,048,000         116,190,000
Assets held for sale, net                3,357,000           7,717,000
Franchise rights, net                   43,887,000          33,939,000
Goodwill, less
   accumulated amortization             18,099,000          18,710,000
Other assets                             9,414,000           8,813,000
                                      $215,335,000        $209,182,000

LIABILITIES AND STOCKHOLDERS` EQUITY
Current liabilities:
  Accounts payable                    $ 16,889,000        $ 16,350,000
  Payroll taxes                          1,379,000           1,332,000
  Accrued interest                       1,208,000           1,992,000
  Accrued payroll                        3,681,000           2,284,000
  Current portion of closure provision   2,400,000           2,400,000
  Health and worker`s compensation
       insurance reserves                9,497,000           8,268,000
  Other accrued liabilities              4,219,000           1,242,000
  Current portion of long-term debt      1,313,000           1,308,000
  Total current liabilities             40,586,000          35,176,000
Long-term debt and obligations
     under capital leases               80,124,000          82,850,000
Deferred income tax liability            2,996,000           2,996,000
Closure provision and
   other deferred items                  4,800,000           7,873,000

Stockholders` equity:
  Common Stock                             276,000                ---
  Class A Common Stock                        ---              139,000
  Class B Common Stock                        ---              137,000
Paid-in capital                         21,858,000          22,020,000
Retained earnings                       86,547,000          80,086,000
                                       108,681,000         102,382,000
Less treasury stock                    (21,852,000)        (22,095,000)
Total stockholders` equity              86,829,000          80,287,000
                                      $215,335,000        $209,182,000

See notes to condensed consolidated financial statements.

NPC International, Inc.
Condensed Consolidated Statements of Income
(Unaudited)



                          For the Thirteen             For the Thirty-Nine
                            Weeks Ended                    Weeks Ended
                         Dec. 26,     Dec. 27,       Dec. 26,        Dec. 27,
                          1995          1994           1995           1994

Net sales              $75,954,000   $75,610,000   $235,829,000   $235,766,000
Net franchise revenue    1,693,000     1,549,000      4,324,000      4,322,000
Total revenue           77,647,000    77,159,000    240,153,000    240,088,000

Cost of sales           23,684,000    22,894,000     70,293,000     69,815,000
                        54,963,000    54,265,000    169,860,000    170,273,000

Direct labor costs      20,527,000    22,287,000     65,066,000     68,721,000
Operating expenses      20,078,000    20,862,000     62,792,000     64,224,000
General and
   administrative
   expenses              6,102,000     6,118,000     17,729,000     18,375,000
                        46,707,000    49,267,000    145,587,000    151,320,000
Operating income         8,256,000     4,998,000     24,273,000     18,953,000

Interest expense        (1,531,000)   (1,545,000)    (4,470,000)    (4,589,000)
Other income (expense)    (254,000)       71,000       (221,000)       104,000
Income before
   income taxes          6,471,000     3,524,000     19,312,000     14,468,000

Provision for
   income taxes          2,559,000     1,366,000      7,638,000      5,600,000
Net income             $ 3,912,000   $ 2,158,000    $11,674,000   $  8,868,000

Earnings per share     $      0.16   $      0.09    $      0.47   $       0.36

Weighted average
   shares outstanding   24,703,935    24,545,988     24,630,160     24,847,608


See notes to condensed consolidated financial statements.

NPC International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                     For the Thirty-Nine Weeks Ended
                                      Dec. 26, 1995    Dec. 27, 1994

CASH FLOWS PROVIDED
BY OPERATING ACTIVITIES:

Net income                            $ 11,674,000        $  8,868,000
Adjustments to reconcile net income
  to net cash provided
    by operating activities
  Depreciation and amortization         14,442,000          16,217,000
  Closure reserve                       (3,162,000)                ---
  Deferred income taxes and other        3,390,000             (14,000)

Change in assets and liabilities,
    net of acquisitions:
  Accounts receivable, net               1,051,000            (529,000)
  Notes receivable, net                    500,000            (260,000)
  Inventories of food and supplies      (1,884,000)             56,000
  Prepaid expenses and
    other current assets                   764,000          (1,027,000)
  Accounts payable                         539,000          (1,615,000)
  Payroll taxes                             47,000             (87,000)
  Accrued interest                        (784,000)           (773,000)
  Accrued payroll                        1,397,000             687,000
  Health & worker`s compensation
     insurance reserves                  1,430,000           1,138,000
  Other accrued liabilities              2,766,000          (1,756,000)
     Net cash flows provided
     by operating activities            32,170,000          20,905,000


CASH FLOWS USED
BY INVESTING ACTIVITIES:

Capital expenditures,
   including the acquisition
   of business assets, net of cash     (27,710,000)        (18,143,000)
Payment of special dividend             (5,213,000)                ---
Changes in other assets, net            (2,884,000)            559,000
Proceeds from sale of capital assets     4,716,000           1,219,000
     Net cash flows used
     by investing activities           (31,091,000)        (16,365,000)


CASH FLOWS USED BY FINANCING ACTIVITIES:

Purchase of treasury stock                    ---           (3,029,000)
Net change in revolving
   credit agreements                   (16,510,000)         (8,910,000)
Payment of long-term debt               (6,211,000)         (6,155,000)
Proceeds from issuance
   of long-term debt                    20,000,000          10,000,000
Exercise of stock options                   81,000             170,000
     Net cash flows (used by)
     financing activities               (2,640,000)         (7,924,000)

NET CHANGE IN CASH                      (1,561,000)         (3,384,000)

CASH AT BEGINNING OF PERIOD              9,971,000           8,119,000
CASH AT END OF PERIOD                  $ 8,410,000         $ 4,735,000

See notes to condensed consolidated financial statements.

NPC International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1

On August 8, 1995, the stockholders of NPC International, Inc. approved and adopted two amendments to the Company`s Amended and Restated Articles of Incorporation to allow for the payment of a dividend to the holders of the Class A common stock and to subsequently reclassify and convert the outstanding shares of Class A common stock and Class B common stock into a single class of new common stock. As of August 9, 1995, the new class of common stock began trading on the NASDAQ Stock Market under the new ticker symbol `NPCI` and CUSIP 629360 30 6. Par value for the new common stock is $0.01 per share, with 24,512,324 shares issued and outstanding of the 100,000,000 shares authorized for issue.

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


Note 2

The Company announced on November 6, 1995 that it had received a proposal by certain members of management of the Company to purchase all common stock not currently owned by the management group for $9.00 per share. A Special Committee consisting of all of the outside directors was formed to evaluate the proposal, and it retained counsel and CS First Boston to determine whether the proposal was fair to the public stockholders of the Company from a financial point of view. Negotiations between the Committee and Management failed to produce a satisfactory agreement. On December 11, 1995, management withdrew its offer.


Note 3

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 26, 1995 and March 28, 1995, the results of operations for the thirteen and thirty-nine weeks ended December 26, 1995 and December 27, 1994 and the statements of cash flows for the thirty-nine weeks ended December 26, 1995 and December 27, 1994.

These statements should be read in conjunction with the financial statements and notes contained in the Company`s annual report on Form 10-K for the fiscal year ended March 28, 1995. Certain reclasses were made to prior year statements to conform with the current year presentation.


Note 4

There were cash payments for income taxes of $2,840,000 in the thirty-nine weeks ended December 26, 1995 and $7,200,000 in the thirty-nine weeks ended December 27, 1994. Cash paid for interest for the thirty-nine weeks ended December 26, 1995 and December 27, 1994 was $5,104,000 and $5,400,000
respectively.

NPC International, Inc.
Management`s Discussion and Analysis
of Financial Condition and Results of Operations


At December 26, 1995, NPC International, Inc. owned and operated 279 Pizza Hut restaurants and 95 delivery kitchens in eleven states. The Company`s pizza restaurants are generally free standing, full table service restaurants which offer high quality and moderately priced pizza, pasta, sandwiches and a salad bar. Beverage service includes soft drinks and, in most restaurants, beer. Delivery kitchens provide home delivery and carry out of pizza products, but they do not have dining facilities, salad bars or beer.

On the same date, the Company owned and operated 105 and franchised 10 quick service seafood Skipper`s restaurants in seven western states and British Columbia. Skipper`s offers a limited menu including fish, shrimp and clams. Each restaurant features a casual atmosphere and beer is served in most locations.

The Company is also the owner and operator of 32 Tony Roma`s restaurants in eight states, and franchisor of 100 restaurants in 20 states and 41 foreign locations at December 26, 1995. Tony Roma`s is a casual theme restaurant that is `Famous for Ribs,` and also offers a variety of menu choices including chicken, steaks and salads. All Tony Roma`s restaurants serve alcohol.


Pizza Hut Operations

                                        For the Thirteen Weeks Ended
                              December 26, 1995            December 27, 1994
                           Restaurants    Delivery     Restaurants    Delivery

Net restaurant sales       $39,885,000  $12,790,000   $36,608,000  $11,866,000
Net franchise revenue              ---          ---         3,000          ---
Total revenue              $39,885,000  $12,790,000   $36,611,000  $11,866,000

Percentage of
total revenue:
  Cost of sales                  27.1%        25.8%         26.9%        24.8%
  Direct labor costs             24.6%        30.4%         25.5%        31.6%
  Operating expenses             25.5%        24.2%         23.7%        24.6%
                                 77.2%        80.4%         76.1%        81.0%
Restaurant profit                22.8%        19.6%         23.9%        19.0%

                                           For the Thirty-Nine Weeks Ended
                                 December 26, 1995         December 27, 1994
                             Restaurants    Delivery   Restaurants    Delivery

Net restaurant sales       $126,648,000  $39,460,000  $113,062,000 $37,062,000
Net franchise revenue            11,000          ---        74,000         ---
Total revenue              $126,659,000   39,460,000  $113,136,000 $37,062,000

Percentage of
total revenue:
  Cost of sales                   26.7%        25.5%         26.1%       24.5%
  Direct labor costs              25.2%        30.9%         25.6%       31.9%
  Operating expenses              25.6%        24.7%         24.5%       24.8%
                                  77.5%        81.1%         76.2%       81.2%
Restaurant profit                 22.5%        18.9%         23.8%       18.8%

Number of units                     279           95           257          87

Comparison of Operating Results for the Thirteen Weeks Ended
December 26, 1995 with the Thirteen Weeks Ended December 27, 1994

Net restaurant sales from Pizza Hut operations for the thirteen weeks ended December 26, 1995, were $52.7 million, up $4.2 million or 8.7% from the same period in the prior fiscal year. Sales in restaurants and delivery kitchens open in excess of twelve months increased approximately 1.7% over the same quarter a year earlier, reflecting the introduction of Stuff Crust pizza in April.

Cost of sales as a percentage of revenue for the thirteen weeks ended December 26, 1995 increased slightly to 26.8% of revenues when compared with the 26.4% of revenues recorded for the thirteen weeks ended December 27, 1994. Part of this increase is due to the promotional pricing of Stuffed Crust pizza. This new pizza product, because of its high cheese content, also has a slightly higher-than-normal food cost. Cheese prices, which traditionally accounts for approximately 40% of a pizza`s cost, were about 12% higher in the recent fiscal quarter when compared with the same fiscal quarter a year ago. Cost of sales includes food and beverage costs and the expense of paper takeout supplies.

Direct labor in the Pizza Hut operations decreased to 26% of revenue for the most recent quarter, compared to 27% incurred during the quarter a year ago. The decrease is due to increased focus on operational controls by management and higher volume. Direct labor includes taxes and benefits, such as vacation and insurance, as well as restaurant worker`s compensation expense.

Overall operating expenses increased as a percentage of sales to 25.1% of revenues for the quarter ended December 26, 1995 from 23.9% of revenues for the quarter ended December 27, 1994, due to increases in various expenses, including repairs and equipment rental principally consisting of a new point-of-sale computer system. Major operating expenses in the Pizza Hut division include advertising, depreciation and amortization, franchise fees and rent.

Comparison of Operating Results for the Thirty-Nine Weeks Ended
December 26, 1995 with the Thirty-Nine Weeks Ended December 27, 1994

Net restaurant sales from Pizza Hut operations for the thirty-nine weeks ended December 26, 1995 were $166.1 million, an increase of $16 million or 10.6% from the same thirty-nine week period of the prior fiscal year. Comparable store sales growth wasof 4.9% on a year-to-date basis.

Cost of sales in the Pizza Hut operations for the thirty-nine weeks ended December 26, 1995 was 26.42% of total revenue, which was slightly higher than the 25.8% recorded during the comparable period in the prior year, due to the higher cheese content of Pizza Hut`s new Stuffed Crust pizza and the promotional price of $9.99 for this product. Cheese prices are approximately 2.7% higher than last year.

Direct labor in the Pizza Hut operations decreased to 26.6% of net sales for the first three quarters of the fiscal year, compared with 27.2% for the comparable period a year ago. This reduction is due to the higher sales volume and increased focus by management to maintain optimum labor efficiency. Direct labor includes taxes and benefits, such as vacation and insurance, as well as restaurant worker`s compensation expense.

Overall operating expenses increased as a percentage of revenue to 25.4% for the fiscal year-to-date through December 26, 1995 from 24.5% for the thirty-nine weeks ended December 27, 1994. The Company experienced increases in equipment rental and repairs when comparing the fiscal year-to-date figures with the comparable period of the prior year as noted above. Additionally, franchise fee expense has increased because the rate paid on 23 units acquired in April is higher than the Company`s other units. In
June 1996, the effective franchise fee will increase approximately 1.75 points to 4% for all stores.

Skipper`s Operations

                                      For the Thirteen Weeks Ended
                                 December 26, 1995   December 27, 1994

Net restaurant sales                   $10,868,000         $17,331,000
Net franchise revenue                       14,000              55,000
Total revenue                          $10,882,000         $17,386,000

Percentage of revenue:
  Cost of sales                               40.0%               38.9%
  Direct labor costs                          27.8%               34.7%
  Operating expenses                          31.1%               36.0%
                                              98.9%              109.6%
Restaurant profit                              1.1%               (9.6)%

                                     For the Thirty-Nine Weeks Ended
                                 December 26, 1995   December 27, 1994

Net restaurant sales                   $34,031,000         $55,732,000
Net franchise revenue                       82,000             194,000
Total revenue                          $34,113,000         $55,926,000

Percentage of revenue:
  Cost of sales                               41.2%              37.6%
  Direct labor costs                          29.1%              32.7%
  Operating expenses                          31.2%              33.0%
                                             101.5%             103.3%
Restaurant profit                             (1.5)%             (3.3)%

Number of Company units                        105                183
Number of franchised units                      11                 14

Comparison of Operating Results for the Thirteen Weeks Ended
December 26, 1995 with the Thirteen Weeks Ended December 27, 1994

Because the Company closed 44% of its units in February 1995, sales have significantly declined when compared with the same period a year ago. Specifically, total revenue has declined 37.3% from the same thirteen week period a year ago. Comparable store sales were down 4.4% from the same quarter of the prior year.

Franchising revenue has also fallen due to fewer franchised units operating in the most recent quarter and lower sales in the remaining units.

Cost of sales, when expressed as a percentage of net revenue, rose to 40% in the current quarter ended December 26, 1995 from 38.9% during the quarter ended December 27, 1994. Part of this increase is due to the higher quality fish products that are being used. Management is currently reviewing other strategies available to it to reduce cost of sales as a percent of revenue including procurement procedures, menu enhancement and food waste reduction. Effective purchasing helped lower cost of sales as a percent of sales from 42% in the preceding quarter of the current fiscal year.

Through improved scheduling, direct labor continued to fall to 27.8% of total revenue for the quarter just ended compared with 34.7% for the same period a year ago. Operating expenses declined significantly, to 31.1% of revenue for the thirteen weeks ended December 26, 1995 when compared with 36% of revenue for the December 1994 quarter, due to the closing of low volume units in February 1995, as well as a reduction in advertising expenses.

To improve cash flow and reduce losses at the chain, the Company closed 77 Skipper`s stores in February 1995. As part of this closure, the Company wrote off $13.3 million in goodwill associated with the 1989 acquisition of Skipper`s and recorded a reserve of $21.7 million for the estimated losses and expenses related to the closure. As of December 26, 1995 this reserve stands at $12.5 million, with 26 properties remaining to be sold or subleased.

Comparison of Operating Results for the Thirty-Nine Weeks Ended
December 26, 1995 with the Thirty-Nine Weeks Ended December 27, 1994

Net sales declined 38.9% and franchising revenue dropped 57.7% when comparing the thirty-nine weeks ended December 26, 1995 with the same period in the prior year, due primarily to the February 1995 closure. Stores open in excess of one year realized a 7.9% decline in sales on average for the thirty-nine weeks ended December 26, 1995 when compared with the same period a year ago. Guest counts have declined about 13.5% on a fiscal year-to-date basis.

Cost of sales rose to 41.2% from 37.6% of revenue on a year-to-date basis with the introduction of higher quality products which were not totally offset by higher menu prices. Direct labor as a percent of sales declined to 29.1% from 32.7% through improved scheduling. Operating expenses declined slightly to 31.2% from 33% with reductions in rent and utilities.


Management continues to consider alternative strategies to maximize shareholder value if sufficient improvement is not achieved by fiscal year end.


Tony Roma`s Operations

                                      For the Thirteen Weeks Ended
                                 December 26, 1995   December 27, 1994

Net restaurant sales                   $12,411,000         $ 9,802,000
Net franchise revenue                    1,679,000           1,494,000
Total revenue                          $14,090,000         $11,296,000

Percentage of revenue:
  Cost of sales                               29.9%               29.7%
  Direct labor costs                          26.9%               28.1%
  Operating expenses                          24.5%               26.5%
                                              81.3%               84.3%
Restaurant profit                             18.7%               15.7%

                                     For the Thirty-Nine Weeks Ended
                                 December 26, 1995   December 27, 1994

Net restaurant sales                   $35,690,000         $29,909,000
Net franchise revenue                    4,231,000           4,055,000
Total revenue                          $39,921,000         $33,964,000

Percentage of revenue:
  Cost of sales                               31.0%               29.7%
  Direct labor costs                          27.5%               28.5%
  Operating expenses                          25.0%               26.3%
                                              83.5%               84.5%
Restaurant profit                             16.5%               15.5%

Number of Company units*                        30                   24
Number of franchised units                     141                  144

*Does not include two joint ventures accounted for under the equity method of accounting.

Comparison of Operating Results for the Thirteen Weeks Ended
December 26, 1995 with the Thirteen Weeks Ended December 27, 1994

Revenue continued to increase with the addition of three Company-owned restaurants in the current quarter. For the year-to-date five
Company units have been added. Comparable store sales were up 6.2% for the thirteen weeks ended December 26, 1995 compared with the same quarter of the prior year. An early November menu price increase accounted for 3.5% of this growth.

Net franchise revenue was up 12.3% for the thirteen weeks, due to a reduction in the allocation of applicable expenses.

Cost of sales remained relatively flat at 29.9% of total revenue from 29.7% despite higher rib prices. Direct labor was 26.9% of total revenue during the quarter ended December 26, 1995 which was significantly lower than the 28.1% recorded during the same quarter of the prior year. This decrease is largely due to a company wide focus on operational controls as well as the November menu price increase. Labor includes pay and benefits for all restaurant employees and managers, as well as workers compensation costs.

Operating expenses as a percent of revenue improved to 24.5% of revenue for the most recent quarter compared with 26.5% recorded during the same quarter of the prior year. As a percent of sales, the Company continued to realize lower advertising, maintenance and insurance costs.

Comparison of Operating Results for the Thirty-Nine Weeks Ended
December 26, 1995 with the Thirty-Nine Weeks Ended December 27, 1994

Comparable sales for the thirty-nine weeks ended December 26, 1995 increased 2.9% when compared with the same period of the prior year. Net franchise revenue increased 4.3%, to $4.2 million for the thirty-nine weeks ended December 26, 1995 primarily due to sales growth at existing units. Eight franchised units have opened and ten have closed during the fiscal year-to-date.

Due to higher rib prices, cost of sales have increased to 31% of revenue compared to 29.7% of revenue for the prior fiscal year. Management anticipates a further rise in rib prices, which will continue to be partially offset by the menu price increase.

Direct labor and operating expenses decreased as a percent of revenue due to continued improvement in operating efficiencies in addition to a higher revenue base.



Consolidated Results

Comparison of Operating Results for the Thirteen Weeks Ended
December 26, 1995 with the Thirteen Weeks Ended December 27, 1994

Total revenues were $77.6 million compared to $77.2 million reported during the same quarter last year. Total revenue for the Pizza Hut and Tony Roma`s operations increased 8.7% and 26.6%, respectively, while Skipper`s revenue declined 37.3% due to the 77-unit closure in February. Net franchising revenue increased 9.3% for the quarter.

General and administrative expenses were 7.9% of revenue during the thirteen weeks ended December 26, 1995 and December 27, 1994. Major general and administrative expenses include corporate and field management salaries, amortization of intangible assets, and bank service charges. Interest expense remained about the same when comparing the two quarterly periods.

Net income for the thirteen weeks ended December 26, 1995 was $3.9 million, an 81.2% increase from the $2.1 million reported for the thirteen weeks ended December 27, 1994. The Company experienced improvement in its Pizza Hut and Tony Roma`s operations and significantly reduced losses at Skipper`s. The effective tax rate for the quarter ended December 26, 1995 was 39.55% compared with a 38.7% rate used for the comparable quarter a year earlier (subsequently adjusted to 39.55% on a year-to-date basis during the quarter ended March 28, 1995).

Comparison of Operating Results for the Thirty-Nine Weeks Ended
December 26, 1995 with the Thirty-Nine Weeks Ended December 27, 1994

Overall revenue was flat when comparing the current fiscal year to date with the prior year`s figures. Net sales increased 10.6% at Pizza Hut and 19.3% at Tony Roma`s, offset by a 38.9% decrease in net sales due to the Skipper`s closure. Net franchise revenue for the thirty-nine week period ended December 26, 1995 was flat.

Consistent with the quarterly analysis, general and administrative costs declined as a percent of revenue, to 7.2% of revenue for the thirty-nine weeks ended December 26, 1995 from 7.7% for the same period in the prior year. Interest costs remained approximately the same.

In March 1995, the Company increased its effective tax rate to 39.55% for the fiscal year from the 38.7% rate used for the first three quarters ended December 27, 1994. This 39.55% rate has remained in effect throughout the year.


Liquidity, Capital Resources and Cash Flows

On December 26, 1995, the Company had a working capital deficit of $22.1 million, compared with a $18.9 million deficit at December 27, 1994. Like most restaurant businesses, the Company is able to operate with a working capital deficit because substantially all of its sales are for cash, while it generally receives credit from trade suppliers. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, the Company uses all available liquid assets to reduce borrowings under its line of credit.

The Company has a $50 million unsecured line of credit, of which $11.1 million was borrowed as of December 26, 1995. On April 25, 1995, the Company borrowed $10 million under its shelf agreement at a rate of 8.02%, the proceeds of which were used to partially finance the purchase of 23 stores acquired on April 19. The principal payments on this note will begin in 1998 and end in the year 2002. On June 29, 1995, the Company increased the borrowing limit on the $20 million shelf agreement originally dated June 9, 1994 by an additional $40 million with the opportunity to borrow under the agreement, at the lender`s discretion, extended for a period of two years. The Company borrowed $10 million under this increased shelf agreement on July 18, 1995 at a rate of 6.96%; principal payments for this note will commence in 1998 and will end in the year 2002. The Company was in compliance with all debt covenants, as amended, as of December 26, 1995.

Net cash flows from operating activities increased $11.2 million when comparing the thirty-nine week period ended December 26, 1995 with the comparable period a year earlier. This 53% increase is attributable to higher earnings and normal fluctuations in working capital components.

Approximately $5.2 million for a special dividend to Class A stockholders on August 30, 1995 was funded from the Company`s current line of credit agreement. The Company has been authorized to purchase shares of its common stock, of which 454,500 shares remain unpurchased.

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

Increases in interest rates could directly affect the Company`s operations. To reduce its interest exposure under its line of credit agreement, the Company may select among alternative interest rate options with terms up to six months in length.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A petition was filed on November 7, 1995, in the District Court of Wyandotte County, Kansas by Charles Miller and Kenneth Steiner (the Miller Steiner action), individually and on behalf of all others similarly situated, against O. Gene Bicknell, Chairman of the Board and Chief Executive Officer, James K. Schwartz, President and Chief Operating Officer, and Troy D. Cook, Vice President-Finance and Chief Financial Officer (collectively, the `Management Group`) and NPC International, Inc. The suit seeks class action status, injunctive relief, unspecified monetary damages and attorney fees arising from the Management Group`s initial proposal to purchase the publicly held common stock of the Company for $9.00 per share.

The Company was served with a second action on November 28, 1995 which was filed in the District Court of Crawford County, Kansas by Harbor Finance Partners, a Colorado partnership, against NPC International, Inc., and certain directors of the Company. The suit seeks class action status, injunctive relief, unspecified monetary damages and attorney fees arising from the Management Group`s initial proposal to purchase the publicly held common stock of the Company for $9.00 per share.

On December 11, 1995 the Management Group withdrew its offer to buy the stock.

Harbor Finance Partners dismissed their action against the Company and its directors without prejudice on January 31, 1996.

The Miller Steiner action is still pending. The Company believes the lawsuit is moot, without merit and will vigorously defend the litigation if it is pursued by the plaintiffs.


Item 6. Exhibits filed as part of this Report and Reports on Form 8-K

     (a)  Exhibits

          The following Exhibits are filed as part of this Report:

               Exhibit 11 - Statement Regarding Computation of Per Share Earnings - Page 15.


     (b)  Reports on Forms 8-K (incorporated by reference)

     The following reports on Form 8-K were filed during the thirteen weeks ended December 26, 1995:

     November 6, 1995 - Announcement of a proposal by the Management Group to acquire all of the stock not owned by the Management Group for $9.00 per share.

     November 17, 1995 - Announcement of the Miller Steiner action against the Management Group related to the offer to purchase stock for $9.00 per share.

     December 4, 1995 - Announcement of the Harbor Finance Partners action against the Company and its directors related the offer of the Management Group to purchase stock for $9.00 per share.

     December 12, 1995 - Announcement of the Management Group`s withdrawal of their offer to purchase stock for $9.00 per share.


Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NPC INTERNATIONAL, INC.
                                   (Registrant)


DATE: February 9, 1996        Troy D. Cook
                              Vice President Finance
                              Chief Financial Officer
                              Principal Financial Officer


DATE: February 9, 1996        Alan L. Salts
                              Corporate Controller
                              Chief Accounting Officer
                              Principal Accounting Officer