Form 10-Q/A
period 1995-12-26
NPC INTERNATIONAL INC
filed 1996-02-13
CIK 748714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549



FORM 10-Q/A (Second Amendment)

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

NPC International, Inc.
Condensed Consolidated Statements of Income
(Unaudited)



                          For the Thirteen             For the Thirty-Nine
                            Weeks Ended                    Weeks Ended
                         Dec. 26,     Dec. 27,       Dec. 26,        Dec. 27,
                          1995          1994           1995           1994

Net sales              $75,954,000   $75,610,000   $235,829,000   $235,766,000
Net franchise revenue    1,693,000     1,549,000      4,324,000      4,322,000
Total revenue           77,647,000    77,159,000    240,153,000    240,088,000

Cost of sales           22,684,000    22,894,000     70,293,000     69,815,000
                        54,963,000    54,265,000    169,860,000    170,273,000

Direct labor costs      20,527,000    22,287,000     65,066,000     68,721,000
Operating expenses      20,078,000    20,862,000     62,792,000     64,224,000
General and
   administrative
   expenses              6,102,000     6,118,000     17,729,000     18,375,000
                        46,707,000    49,267,000    145,587,000    151,320,000
Operating income         8,256,000     4,998,000     24,273,000     18,953,000

Interest expense        (1,531,000)   (1,545,000)    (4,740,000)    (4,589,000)
Other income (expense)    (254,000)       71,000       (221,000)       104,000
Income before
   income taxes          6,471,000     3,524,000     19,312,000     14,468,000

Provision for
   income taxes          2,559,000     1,366,000      7,638,000      5,600,000
Net income             $ 3,912,000   $ 2,158,000    $11,674,000   $  8,868,000

Earnings per share     $      0.16   $      0.09    $      0.47   $       0.36

Weighted average
   shares outstanding   24,703,935    24,545,988     24,630,160     24,847,608


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