Form 10-Q/A
period 1995-12-26
NPC INTERNATIONAL INC
filed 1996-06-03
CIK 748714

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          MAR-26-1996
[PERIOD-END]                               DEC-26-1996
[CASH]                                         8410000
[SECURITIES]                                         0
[RECEIVABLES]                                  1316000
[ALLOWANCES]                                         0<F1>
[INVENTORY]                                    5145000
[CURRENT-ASSETS]                              18530000
[PP&E]                                       122048000
[DEPRECIATION]                                       0<F1>
[TOTAL-ASSETS]                               215335000
[CURRENT-LIABILITIES]                         40856000
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        276000
[OTHER-SE]                                    86553000
[TOTAL-LIABILITY-AND-EQUITY]                 215335000
[SALES]                                      235829000
[TOTAL-REVENUES]                             240153000
[CGS]                                         70293000
[TOTAL-COSTS]                                 70293000
[OTHER-EXPENSES]                             145587000
[LOSS-PROVISION]                                     0<F1>
[INTEREST-EXPENSE]                             4740000
[INCOME-PRETAX]                               19312000
[INCOME-TAX]                                   7638000
[INCOME-CONTINUING]                           11674000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  11674000
[EPS-PRIMARY]                                      .47
[EPS-DILUTED]                                        0<F1>

<F1>Not required to be seprately provided for interim financila statements purposes.  Receivables and PP&E are net balances.