Form 10-K
period 1996-03-26
NPC INTERNATIONAL INC
filed 1996-06-03
CIK 748714

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                      FORM 10-K

          (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES AND EXCHANGE ACT OF 1934
          For the fiscal year ended March 26, 1996


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the transition period from _________________ to _________

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

          The aggregate market value of stock held by non-affiliates of the registrant as of May 29, 1996:
          Common Stock, $0.01 par value - $85,657,116

          The number of shares outstanding of each of the registrant's classes of common stock as of May 29, 1996:
          Common Stock, $0.01 par value - 24,658,567

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Annual Report to Stockholders for the fiscal year ended March 26, 1996 are incorporated by reference in Part II, Items 5 - 8.

          Portions of the Proxy Statement for the Annual Stockholders' Meeting to be held August 27, 1996, are incorporated by reference in Part III, Items 10 - 13.






                               NPC INTERNATIONAL, INC.

                                  TABLE OF CONTENTS



                                       PART I

          ITEM

          1.  Business...............................................
          2.  Properties.............................................
          3.  Legal Proceedings......................................
          4.  Submission of Matters to a Vote of Security Holders....

                                       PART II

          5.  Market for Registrant's Common Stock and Related
              Stockholder Matters....................................
          6.  Selected Financial Data................................
          7.  Management's Discussion and Analysis of Financial
              and Results of Operations..............................
          8.  Financial Statements and Supplementary Data............
          9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure....................

                                      PART III

          10. Directors and Executive Officers of the Registrant.....
          11. Executive Compensation................................
          12. Security Ownership of Certain Beneficial Owners and
              Management.............................................
          13. Certain Relationships and Related Transactions.........


                                       PART IV

          14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K 19............................................

                               NPC INTERNATIONAL, INC.
                                  Pittsburg, Kansas

                 Annual Report to Securities and Exchange Commission
                                   March 26, 1996

                                       PART I



          ITEM 1. BUSINESS

          General

               The Company. NPC International, Inc. (the "Company" or "Registrant"), formerly National Pizza Company, is the successor to certain Pizza Hut operations commenced in 1962 by O. Gene Bicknell, the Chairman of the Board of the Company.

               At March 26, 1996, the Company operated 280 Pizza Hut restaurants and 92 delivery units in 11 states pursuant to franchise agreements with Pizza Hut, Inc. ("PHI"), a wholly-owned subsidiary of PepsiCo, Inc.

               On November 26, 1989, the Company acquired a majority interest in Skipper's, Inc., a corporation based in Bellevue, Washington ("Skipper's"), which at March 26, 1996 operated 105 quick service seafood restaurants in seven states and franchised 12 units in five states and two units in British Columbia. Pursuant to a merger effective January 12, 1990, Skipper's became a wholly-owned subsidiary of the Company.

               On April 25, 1996 the Company announced that it had reached agreement to sell the stock of Skipper's to a Seattle investment group. A $20 million pre-tax charge related to the sale has been recorded in the Company's financial statements for the fiscal year ended March 26, 1996. The sale agreement, effective March 25, 1996 was signed April 24, 1996 and the transaction closed May 14, 1996.

               On June 8, 1993, the Company completed the acquisition of Romacorp, Inc. (formerly NRH Corporation). Romacorp, Inc. is the
          operator  and  franchisor  of   Tony  Roma's  Famous  For   Ribs
          restaurants. At March 26, 1996, the Romacorp, Inc. operated 33 Company-owned and two joint-venture restaurants in five states and through its subsidiaries, franchised 100 units in 20 states and 42 units in international locations.

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

          Financial Information About Industry Segments

               The restaurant industry is the only business segment in which the Registrant operates both currently and historically.


          Pizza Hut Operations

               Pizza Hut Restaurant System. The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas by the original founders of the Pizza Hut system. PHI, the franchisor of the Company, was formed in 1959.

               In 1977, PHI was acquired by PepsiCo, Inc., which continued expanding the Pizza Hut system. The Pizza Hut system is the largest pizza chain in the world, both in sales and number of units. As of December 31, 1995 the Pizza Hut system had approximately 8,800 units. Approximately 59% of the Pizza Hut units are operated by PHI.

               Pizza Hut restaurants generally offer full table service and a similar menu, featuring pizza, pasta, sandwiches, a salad bar, soft drinks and, in most restaurants, beer. Most dough products are made fresh several times each day, and only 100% natural cheese products are used. Product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. The restaurants offer pizza in five sizes with a variety of toppings. Customers may also choose among thin crust, traditional hand-tossed and thick crust pan pizza, as well as Pizza Hut's innovative products, Stuffed Crust and TripleDecker pizza. With the exception of the Personal Pan Pizza and food served at the luncheon buffet, food products are prepared at the time of order.

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

               Pizza Hut also delivers pizza products to their customers. Prior to 1985, most delivery was done out of existing restaurants. In 1985, the system began to aggressively pursue home delivery through delivery / carryout kitchens. Customer orders are processed through a computerized customer service center (CSC), a "single unit solution" (SUS, a facility similar to a CSC, but smaller in scale), or directly to the kitchen.

               A successful delivery operation yields lower profit margins as a percentage of sales than the Company's Pizza Hut restaurants due to higher labor costs, but the return on invested capital is greater.

               The Company's  Pizza  Hut  Operations. The  Company  is  the
          largest Pizza Hut franchisee in the world. The franchise agreements, under which the Company operates, grant exclusive right to operate Pizza Hut restaurants in certain designated areas. Areas of operation are indicated in the table below based on unit count by state.

                                         Company-
                                           owned
                                       Pizza Huts at
                           State      March 26, 1996
                          Alabama           79
                          Arkansas          53
                          Georgia            1
                          Kansas             9
                          Kentucky           5
                          Louisiana         29
                          Mississippi      111
                          Missouri          30
                          Oklahoma           7
                          Tennessee         43
                          Texas              5
                          Company Total    372


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

               Under the Franchise Agreements, extensive structural changes, major remodeling and renovation and substantial modifications to the Company's restaurants necessary to conform to the then current Pizza Hut system image may be required by PHI, but not more often than once every seven years. The Company has not been required to make any such changes, renovations or modifications. PHI may also request the Company to introduce new food products that could require remodeling or equipment changes. PHI can require changes of decor or products only after it has tested such changes in at least 5% of Pizza Hut system restaurants.

               PHI is required to provide certain continuing services to the Company, including training programs, the furnishing of operations manuals and assistance in evaluating and selecting locations for restaurants.

               In early 1990, PHI offered franchisees the opportunity to sign a new twenty year franchise agreement (the 1990 Franchise Agreement). The 1990 Franchise Agreement required franchise fees of 4% of sales, as defined, for all restaurants and delivery kitchens and increases in certain advertising contributions. The 1990 Franchise Agreement also sought to redefine certain rights and obligations of the franchisee and franchisor. The 1990 Franchise Agreement did not alter the franchisee's territorial rights and maintained, subject to some minor limitations, the exclusivity of the Pizza Hut brand within the geographical limits of the territory defined by each franchise agreement.

               On June 7, 1994, the Company entered into the Asset Exchange Agreement with PHI which included an exchange of certain NPC Pizza Hut units for PHI units and also conformed the Company's existing Franchise Agreements to the 1990 Franchise Agreement. In a related transaction, an additional 17 units were acquired from another franchisee of which 11 were exchanged for twelve PHI-owned units. This transaction was completed on August 3, 1994.

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

               The Franchise Agreements under which the Company operates require the payment of monthly fees to PHI. Under the 1990 Franchise Agreement (as it applies to the Company), the Company's royalty payments for all units owned will increase to 4% of gross sales beginning in July, 1996, from the Company's current effective rate of approximately 2.25%. This rate reflects the royalty rate which was proposed by PHI to Pizza Hut franchisees as part of the 1990 Franchise Agreement and is lower than the rate under PHI's current franchise agreement.

               On April 19, 1995, the Company acquired 23 Pizza Hut units from PHI under a new Franchise Agreement (1995 Agreement) which, as amended, is similar to the 1990 Franchise Agreement. Franchise agreements covering future units acquired from PHI, if any, are likely to be similar to the 1995 Agreement, and Pizza Huts acquired from other franchisees will continue to be subject to the terms and conditions of the respective Franchise Agreement covering the acquired unit.

               For the fiscal years ended March 26, 1996, March 28, 1995, and March 29, 1994 the Company incurred total franchise fees of approximately $4,983,000 $4,224,000, and $4,461,000 respectively.
          The Franchise Agreements require the Company to pay initial franchise fees to PHI in amounts of up to $15,000 for each new restaurant opened ($25,000 in territories granted under the 1995 Agreement). The Company is required to contribute or expend a certain percentage of its sales for local and national advertising and promotion. See "Business - Advertising and Promotion."

               Failure to develop a franchise territory as required would give PHI the right to operate or franchise Pizza Hut restaurants in that territory. Such failure would not affect the Company's rights with respect to the Pizza Hut restaurants then in operation or under development by the Company in any such territory. As of March 26, 1996, the Company has no commitments for future development with the franchise.

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

               The Company has the right to develop additional Pizza Hut restaurants and delivery kitchens in its exclusive franchise territories. However, since becoming a public company, expansion by acquisition has been one of the Company's primary methods of growth. Between 1990 and 1993, PHI exercised its right of first refusal as described above on all proposed transactions between the Company and other Pizza Hut franchisees; as a result the Company acquired no units during this period. Between March, 1994 (when the Company announced its intention to sign a new Franchise Agreement) and May, 1996, the Company has acquired a total of 42 Pizza Hut units, including 23 from PHI. PHI nevertheless retains the right of first refusal on any proposed acquisition in the future, and the Company cannot be assured it will continue to receive such permission on proposed future acquisitions, if any.

               PHI, through the Franchise Agreements, requires principals of the Company to maintain "control" over the Company, which PHI defines as 51% of the stock of the Company. Accordingly, a portion of the controlling stockholder's shares is restricted to insure compliance with this requirement. Holders of common other than the controlling stockholders are not subject to any of the restrictions of the Franchise Agreement.

               Advertising and Promotion. The Company is required under its
          Franchise Agreements to be a member of the International Pizza Hut Franchise Holders Association, Inc. ("IPHFHA"), an independent association of substantially all PHI franchisees. IPHFHA requires its members to pay dues, which are spent primarily for national advertising and promotion. Dues range from 2.5% - 3.0% of restaurant net sales and net delivery sales. Dues may be increased up to a maximum of 3% by the affirmative vote of 51% of the members. A joint advertising committee, consisting of two representatives each from PHI and IPHFHA, directs the national advertising campaign. PHI is not a member of IPHFHA but has agreed to make contributions with respect to those restaurants it owns on a per-restaurant basis to the joint advertising committee at the same rate as its franchisees (less IPHFHA overhead).

               The Franchise Agreements also require the Company to participate in cooperative advertising associations designated by PHI on the basis of certain marketing areas defined by PHI. Each Pizza Hut restaurant, including restaurants operated by PHI, contributes to such cooperative advertising associations an amount ranging between 1.0% - 1.5% of gross sales. Certain of the Company's Franchise Agreements provide that the amount of the required contribution may be increased at the sole discretion of PHI. The cooperative advertising associations are required to use their funds to purchase only broadcast media advertising within their designated marketing areas. All advertisements must be approved in writing by PHI, except with respect to product or menu item prices.

               Supplies and Equipment. The Franchise Agreements require the Company to purchase all equipment, supplies and other products and materials required in the operation of its restaurants and delivery kitchens from suppliers who have been approved by PHI. PepsiCo Food Systems, Inc. ("PFS"), a wholly-owned subsidiary of PepsiCo, offers purchasing and distribution services to the Company and substantially all other Pizza Hut franchisees. Although the Franchise Agreements only require the Company to purchase certain spice blends from PFS or another supplier designated by PHI, the Company currently purchases substantially all of its food products and supplies from PFS and may continue to do so. The Company believes, however, it would not experience difficulties in obtaining its required food products and supplies from other sources. The Franchise Agreements limit the amount of profit that PHI and PFS may realize on sales to Pizza Hut franchisees. PHI is a wholly-owned subsidiary of PepsiCo, Inc., and the Company's Pizza Hut units sell Pepsi Cola and other PepsiCo, Inc. beverages.

               Supervision and Control. Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Each of the restaurants has a manager, and in most units, an assistant manager who are responsible for daily operations of the restaurant, including food preparation, quality control, service, maintenance, personnel, and record keeping. All of the restaurant managers have completed a comprehensive management training program. Each area general manager is responsible for approximately six to nine restaurants. Detailed operations manuals reflecting current operations and control procedures are provided to each restaurant and district manager as well as others in the organization. Pizza Hut operates in five regions ranging from 55 to 85 stores per region. Each region is supervised by a regional manager and supported by administrative, marketing and human resource staff.

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

               Competition. The restaurant business is highly competitive with respect to price, service, location, food quality and presentation, and is affected by changes in taste and eating habits of the public, local and national economic conditions and population and traffic patterns. The Company competes with a variety of restaurants offering moderately priced food to the public, including other pizza restaurants. The Company also competes with locally-owned restaurants which offer similar pizza, pasta and sandwich products. The Company believes other companies can easily enter its market segment, which could result in the market becoming saturated, thereby adversely affecting the Company's revenues and profits. There is also active competition for competent employees and for the type of commercial real estate sites suitable for the Company's restaurants.

               Employees. At  March  26,  1996,  the  Company's  Pizza  Hut
          operations had approximately 7,800 employees, including 146 headquarters and staff personnel, two vice presidents, five regional managers, 49 area general managers, 858 restaurant management employees and approximately 6,740 restaurant employees (of whom approximately 83% are part-time). The Company experiences a high rate of turnover of its part-time employees, which it believes to be normal in the restaurant industry. The Company is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The maintenance and expansion of the Company's restaurant business is dependent on attracting and training competent employees. The Company believes that the restaurant manager plays a significant role in the success of its business. Accordingly, the Company has established bonus plans pursuant to which certain of its supervisory employees may earn cash bonuses based upon both the sales and profits of their restaurants.

               Trade Names, Trademarks and Service Marks. The trade name "Pizza Hut" and all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Pizza Hut system are owned by PHI. All of the foregoing are of material importance to the Company's business and are licensed to the Company under its Franchise Agreements for use with respect to the operation and promotion of the Company's restaurants.

               Seasonality. The Company's Pizza Hut operations have not experienced significant seasonality in its sales.

          Tony Roma's Operations

               Restaurant Format. Romacorp, Inc. operates, and through its affiliates, and franchises casual-theme restaurants under the name Tony Roma's Famous For Ribs. The restaurants offer a full and varied menu, including ribs, salads, steaks, seafood, chicken and other menu items. The decor of the restaurants is casual, and suitable for family dining. Recent renovations and new restaurants feature improved lighting and light color decor packages to attract a broader segment of customers. All entrees are prepared to order. Romacorp operates two of its restaurants as joint ventures. The Company receives a fee for managing the joint venture restaurants and remits to the partners an agreed-upon percentage of gross sales.

               Menu and Food Preparation. All entrees served at Tony Roma's restaurants are prepared to order. The menu includes ribs, steak, chicken, seafood, sandwiches and salads. Tony Roma's signature product is baby back ribs. Guest checks average approximately $12.54 per person. Alcoholic beverages are served in all restaurants, and account for approximately 11% of sales.

               Supplies and Equipment. To assure consistent product quality and to obtain optimum pricing, purchases of food and restaurant equipment for the Tony Roma's restaurants are made through a centralized purchasing function in its corporate office in Dallas, Texas. The Company negotiates directly with meat processors for its rib inventory, which is principally maintained in various independent warehouses. Inventory is then shipped to restaurants via commercial distributors. Produce and dairy products are obtained locally. Food and equipment pricing information is also generally available to the Tony Roma's franchisee community.

               The Company is generally not dependent upon any one supplier for availability of its products; its food and other products are generally available from a number of acceptable sources. The Company has a policy of maintaining alternate suppliers for most of its baseline products. The Company does not manufacture any products nor act as a middleman.

               Franchising. Although the first Tony Roma's opened in 1972, franchising wasn't a key element of Tony Roma's growth strategy until 1984. At March 26, 1996, the Company had 54 franchisees operating 142 units world wide. The largest franchise holder operates a chain of 20 Tony Roma's restaurants. Although there are some individual unit franchisees, the Company seeks to attract franchisees who can develop several restaurants.

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

               In return for the domestic franchisee's initial fee and royalties, the Company provides a variety of services, including: real estate services, site selection criteria and review/advice on construction cost and administration; architectural services in the form of prototype designs and an in-house design team to help with decor considerations; pre-opening and opening assistance, which include an on-site training team to assist in recruitment, training, organization, inventory planning and quality control; centralized and system-wide purchasing opportunities; in-store management training programs, advertising and marketing programs; and various administrative and training programs developed by the Company.

               International franchisees receive a modified version of the above services. Currently, international franchises require a fee of $50,000 per unit and royalty rate of 3% of gross sales. However, costs associated with visits to international locations by Romacorp personnel are borne by the international franchisee. International franchise holders also contribute 0.25% to a joint marketing account.

               Supervision and Control. Company operated restaurants are typically run by one general manager, two to three assistant managers and a kitchen manager. All of the Tony Roma's restaurant managers have completed a comprehensive management training program. Detailed operations manuals reflecting current operations and control procedures are provided to each restaurant and district manager as well as others in the organization.

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

               Advertising. With customer research as an information base, the marketing department directs sales program development, advertising, public relations, field marketing activities, and product packaging.

               Competition. The restaurant industry is intensely competitive with respect to price, value, service, location and food quality. Tony Roma's has developed high brand identity within the casual theme segment and is the only national chain to focus on ribs. On a local and regional basis, the Company competes with smaller chains, which also specialize in ribs, and with larger concepts which include ribs as a menu item.

               Employees. At March 26, 1996, the Company owned Tony Roma's operations had approximately 2,200 employees including 46 headquarters and staff personnel, 1 president, 1 vice-president, 2 regional managers, 11 district managers, 164 restaurant management employees and approximately 1,962 restaurant employees (of whom approximately 75% are part-time). Romacorp, Inc. is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory.

               Trade Names, Trademarks  and Service Marks.  The trade  name
          "Tony Roma's" and all other trademarks, service marks, symbols, slogans, emblems, logos, and designs used in the Tony Roma's restaurant system are of material importance to its business. The domestic trademark and franchise rights are owned by Romacorp, Inc. and international trademarks/franchise rights are owned by Roma Systems, Inc., a wholly owned subsidiary of Romacorp, Inc.; a subsidiary, Roma Franchise Corporation, through a license from Romacorp, Inc., operates the franchises in the United States. The use of these marks is licensed to franchisees under franchise agreements for use with respect to the operation and promotion of their Tony Roma's restaurants.

               Seasonality. Tony  Roma's  restaurant   sales  are  normally
          higher from January to March and traditionally lower during the summer months than during the other months of the year.

               The location of the Company-owned and franchised restaurants is as follows:

               State/Country    Company-owned   Joint Venture   Franchised

                   Alabama             1              ---          ---
                   Alaska            ---              ---            1
                   Arizona           ---              ---            4
                   California          7                1           38
                   Colorado          ---              ---            4
                   Florida            13              ---            3
                   Hawaii            ---              ---            4
                   Kansas            ---              ---            1
                   Kentucky          ---              ---            1
                   Maine             ---              ---            1
                   Minnesota         ---              ---            2
                   Missouri            1              ---          ---
                   Nebraska          ---              ---            1
                   Nevada              1              ---            4
                   New York          ---              ---            7
                   Ohio              ---              ---            3
                   Oklahoma            1              ---          ---
                   Oregon            ---              ---            3
                   South Carolina    ---              ---            2
                   Texas               9                1            3
                   Utah              ---              ---            6
                   Washington        ---              ---           10
                   Wisconsin         ---              ---            2
                 United States Total  33                2          100

                   Aruba             ---              ---            1
                   Canada            ---              ---           10
                   Caribbean         ---              ---            4
                   China             ---              ---            1
                   Guam              ---              ---            2
                   Hong Kong         ---              ---            2
                   Indonesia         ---              ---            2
                   Japan             ---              ---           10
                   Korea             ---              ---            1
                   Mexico            ---              ---            3
                   Peru              ---              ---            1
                   Spain             ---              ---            1
                   Singapore         ---              ---            2
                   Taiwan            ---              ---            1
                   Thailand          ---              ---            1
                 International Total ---              ---           42

                 World Total          33                2          142

                 Number of franchise holders                        54



          Skipper's Operations

               General. The Company sold all of the outstanding capital stock of Skipper's, Inc. to a Seattle, Washington - based investment group effective March 25, 1996. The results of
          Skipper's operations have been included in the Company's statement of operations for the year ended March 26, 1996. The nature of the operations through the date of sale are described below.

               Restaurant Format. Skipper's operates and franchises restaurants primarily under the name Skipper's Seafood 'n Chowder House. Skipper's restaurants feature a limited quick-service menu, featuring fish, shrimp, clams and other seafood items.

               As of March 25, 1996, the Company operated or franchised restaurants in seven states and internationally as follows:

                  State/Country      Company-owned      Franchised
                     Alaska                 4               ---
                     Idaho                 10                 2
                     Montana                1                 1
                     North Dakota         ---               ---
                     Oregon                27                 1
                     Utah                  10               ---
                     Washington            53                 1
                   United States Total    105                 5

                     Canada               ---                 2
                   Total                  105                 7

               Menu and Food Preparation. Skipper's emphasizes high quality seafood and poultry products. Food is cooked either at the time or in advance of each order. A typical guest's check averages $5.00.

               Seafood entrees on Skipper's menu include fish fillets, scallops, shrimp and clams. All of Skipper's fried entree items are deep fried in canola oil. The restaurants also serve baked or broiled fish. Skipper's menu also includes clam chowder, french fried potatoes, baked potatoes, coleslaw, entree salads and fish and chicken sandwiches.

               Beer is served at most restaurants. Skipper's believes that beer, which accounts for only a small portion of revenues, is important in attracting and maintaining its adult customer base and increasing food purchases.

               Supplies and Equipment. Skipper's ability to maintain consistent quality throughout its chain of restaurants depends upon acquiring food products, other consumables, and other products from reliable sources. To most effectively achieve this consistency and to reduce the costs of products, Skipper's contracts centrally for all major raw food, paper products and other restaurant supplies through its purchasing department.

               Franchising. Skipper's commenced franchising in 1978 and as of March 26, 1996, had seven franchised units located in four states and British Columbia, Canada.

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

               Supervision and Control. Skipper's restaurants are open seven days a week and serve both lunch and dinner. Each of the restaurants has a manager and an assistant manager who are responsible for daily operations of the restaurant, including food preparation, quality control, service, maintenance, personnel, and record keeping. All of the Skipper's restaurant managers have completed a comprehensive management training program. Each area general manager is responsible for approximately six restaurants. Detailed operations manuals reflecting current operations and control procedures are provided to each restaurant and district manager as well as others in the organization.

               A point-of-sale cash register system was placed into operation in all company-operated restaurants in 1986. It provides cost savings through the use of detailed product and consumer information. The system promptly provides market information to assist management in decision making.

               Advertising. With customer research as an information base, the marketing department directs sales program development, advertising, public relations, field marketing activities, menu pricing and content, restaurant decor and product packaging.

               Competition. In general, the restaurant business is highly competitive and is often affected by changes in taste and eating habits of the public, local and national economic conditions affecting spending habits, population and traffic patterns. The principal basis of competition in the industry is the quality and price of the food products offered. Site selection, quality and speed of service, advertising and attractiveness of facilities are also important.

               Skipper's restaurants compete with moderately priced and fast food restaurants located in their respective vicinities as well as seafood chain restaurants in Skipper's market areas.

               Employees. At March 25, 1996, Skipper's operations had approximately 1,500 employees including 19 headquarters and staff personnel, 1 regional manager, 16 area general managers, 1 franchise manager, 173 restaurant management employees and approximately 1,117 restaurant employees (of whom approximately 82% are part-time).

               Trade Names, Trademarks and Service Marks. The trade name "Skipper's" and all other trademarks, service marks, symbols, slogans, emblems, logos, and designs used in the Skipper's
          restaurant  system  are  of  material  importance  to   Skipper's
          business. Skipper's licenses these marks to its franchisees under its franchise agreements for use with respect to the operation and promotion of their Skipper's restaurants.

               Seasonality. Skipper's sales and earnings are usually slightly higher immediately before Christmas and during Lent (March / April).

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

               The Company anticipates that the capital investment necessary for each delivery-only kitchen is approximately $70,000 in equipment and $50,000 in leasehold improvements. The cost of a customer service center is approximately $100,000 in equipment and improvements.

               The Pizza Hut restaurants and delivery units operated by the Company at March 26, 1996, are owned or leased as follows:

                    Leased from unrelated third parties            212
                    Leased from officers                             1
                    Land and building owned by the Company         125
                    Building owned by the Company and land leased   34
                                                                   372

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

               The current cost of constructing and equipping a free-standing Tony Roma's restaurant typically ranges from $650,000 to $750,000 for building, $150,000 to $250,000 for land improvements and signage, and $200,000 to $250,000 for equipment. The cost of land varies considerably depending on geographic and site location. Land costs vary from $450,000 to $800,000. Units which are constructed within existing structures or mall areas are typically less. The Company has developed standardized restaurant designs using a free-standing building to be situated on a 1-1/2 acre site. The design is continually revised and refined.

               The 33 Company-operated Tony Roma's restaurants at March 26, 1996, are owned and leased as follows:

               Leased from unrelated parties                  25
               Land and buildings owned                        7
               Building owned by the Company and land leased   1
                                                              33

               Some of Tony Roma's leases contain percentage rent clauses (typically 5% to 6% of gross sales) against which the minimum rent is applied, and most are net leases under which Tony Roma's pays taxes, maintenance, insurance, repairs and utility costs.

               All company-owned restaurant locations are free of major encumbrances.

          Properties Held For Sale or Liquidation

               As part  of  the  agreement to  sell  Skipper's,  Inc.,  the
          Company retained nineteen fee simple properties that had previously been operated by Skipper's and had been closed prior to the sale. Additionally, the Company holds one fee simple property for sale that was operated as a Tony Roma's restaurant prior to its closure on March 25, 1996. Of these properties, the Company has leased thirteen of them to tenants who operate various businesses in the facilities. All these properties are for sale and the Company is actively seeking opportunities for their disposition.

               In addition to the properties held for sale, the Company has obligations related to thirty-nine properties under operating leases that had previously been operated as Skipper's restaurants. The Company has sub-let twenty-eight of these properties and continues to market the properties to other potential sub-tenants, while also pursuing alternative methods of extinguishing these commitments.


          ITEM 3. LEGAL PROCEEDINGS

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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 26, 1996.


                                       PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

               The information required by this Item is incorporated herein by reference from page 30 of the Company's 1996 Annual Report to Shareholders, included herein as Exhibit 13.


          ITEM 6. SELECTED FINANCIAL DATA

               The information required by this Item is incorporated herein by reference from page 10 of the Company's 1996 Annual Report to Shareholders, included herein as Exhibit 13.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The information required by this Item is incorporated herein by reference from pages 11 through 16 of the Company's 1996 Annual Report to Shareholders, included herein as Exhibit 13.


          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The information required by this Item is incorporated herein by reference from pages 17 through 28 of the Company's 1996 Annual Report to Shareholders, included herein as Exhibit 13.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               There have been no changes in, or disagreements with, the Company's independent accountants on accounting or financial disclosure matters.



                                       PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The  information  required  by  this  Item  concerning   the
          Directors and nominees for Director of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be held August 27, 1996, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


               The executive officers of the Company and their current positions and ages are as follows:

          Name                      Position                            Age

          O. Gene Bicknell      Chairman of the Board, Chief
                                  Executive Officer and Director         63

          James K. Schwartz     President and Chief Operating Officer    34

          Marty D. Couk         Senior Vice President Pizza Hut
                                  Operations                             41

          Paul R. Baird (1)     President, Skipper's, Inc.
                                  (Skipper's Operations)                 47

          Robert B. Page        President, Romacorp, Inc.
                                  (Tony Roma's Operations)               37

          Troy D. Cook          Vice President Finance, Chief
                                  Financial Officer,  Treasurer
                                  and Assistant Secretary                33

          David G. Short        Vice President Legal, General
                                  Counsel, Secretary                     57

               (1) Skipper's, Inc. was sold effective March 25, 1996 and as of such date Paul R. Baird is no longer an officer of the Company.

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

               Paul R. Baird joined Skipper's, Inc. on March 28, 1995 and became its President on April 30, 1995. From January 1994 to March 1995, Mr. Baird was the senior vice president of Brothers Gourmet Coffee and, prior to that, President and Chief Operating Officer of Cheers, Inc. Effective with the sale of Skipper's on March 25, 1996, Paul R. Baird is no longer an officer of the Company.

               Robert B. Page became President of Romacorp, Inc. in 1994. He joined the Company in 1988 in the Pizza Hut division, serving as a Regional Manager and Senior Vice President of Pizza Hut
          Operations until he moved to Tony Roma's in 1993 as its Chief Operating Officer.

               Troy D. Cook joined the Company in February 1995 as Vice President Finance, Chief Financial Officer, Treasurer and
          Assistant Secretary. Prior to that, he was Vice President and Chief Operating Officer of Oread Laboratories from 1991 to 1995 and Director of Accounting of American Italian Pasta Company from 1990 to 1991. Mr. Cook is a certified public accountant.

               David G. Short joined the Company in June 1993 as part of the NRH Corporation acquisition and was appointed to Vice President Legal and General Counsel in July, 1993. He was vice president, legal and general counsel for NRH Corporation from September, 1990 and, previous to that, Vice President-legal, General Counsel and Secretary of TGI Fridays, Inc.

          Compliance with Section 16(a) of the Exchange Act

               Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires the Company's directors, executive officers, and persons owning more that ten percent of a registered class of the Company's securities to file with the United States Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater-than-ten-percent stockholders are required by the Securities and Exchange Commission's regulations to furnish the Company with copies of all Section 16(a) forms that they file.

               To the Company's  knowledge, based solely  on its review  of
          copies  of  reports   furnished  to  the   Company  and   written
          representations that no other reports were required, the Company is required to report that all officers, except for Mr. Bicknell, and Mr. Baird were late in filing the appropriate forms related to the issuance of stock options in the fourth quarter due to a delay between the award of the option and notification of the option issuance to the officers. Mr. Bicknell was late reporting a February, 1996 sale of stock. All forms have been subsequently filed and all requirements are believed to be satisfied.


          ITEM 11. EXECUTIVE COMPENSATION

               The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


          ITEM 12. SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL  OWNERS AND
                   MANAGEMENT

               The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.



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

               3) Exhibits (numbered in accordance with Item 601 of
                  Regulation S-K)

                                                       Page Number or
          Exhibit                                       Incorporation
          Number         Description                  by Reference from

          2.0  Acquisition agreement by and among    Exhibit 2.0 to Form 8-K
               Seattle Crab Co., NPC International, filed March 28, 1996 Inc. and Skipper's, Inc. dated as of March 25, 1996

          2.1  Lease Indemnification Agreement       Exhibit 2.1 to Form 8-K
                                                     filed March 28, 1996

          2.2  Liability Assumption Agreement        Exhibit 2.2 to Form 8-K
                                                     filed March 28, 1996

          2.3  Environment Compliance Agreement      Exhibit 2.3 to Form 8-K
                                                     filed March 28, 1996

          2.4  Administrative Services Agreement     Exhibit 2.4 to Form 8-K
                                                     filed March 28, 1996

          2.5  Non-Competition Agreement             Exhibit 2.5 to Form 8-K
                                                     filed March 28, 1996

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

          3.3  Bylaws                                Exhibit 3(b) to Form S-1
                                                     Registration Statement
                                                     effective August 14,1984
                                                     File #2-91885

          3.4  Certificate of Amendment to           Exhibit B to Proxy
               Restated Articles of Incorporation    Statement for Annual
               of National Pizza Company             Meeting filed June 13,
               Effective July 12, 1994               1994
                                                     EDGAR 748714-94-000007

          4.1  Specimen Stock Certificate            Exhibit 4.1
               For Class A Common Stock              to Form 10-Q
                                                     filed August 1, 1994
                                                     EDGAR 748714-94-000016

          4.2  Specimen Stock Certificate            Exhibit 4.2 to
               For Class B Common Stock              to Form 10-Q
                                                     filed August 1, 1994
                                                     EDGAR 748714-94-000016

         10.1  Franchise Agreement between           Exhibit 10.01 to
               Pizza Hut, Inc. and NPC               to Form 10-Q
               International, Inc. (sample           filed August 1, 1994
               document) effective March 30, 1994    EDGAR 748714-94-000016

         10.7  Leases between the Company and        Exhibit 10(e) to Form S-1
               Messrs. Bicknell and Elliott          Registration Statement
                                                     effective August 14, 1984
                                                     File #2-91885

         10.10 Note Agreement between National       Exhibit 10.10 to Form
               Pizza Company and Prudential Life     10-K for the year ended
               Insurance Company of America          March 26, 1991
               dated March 13, 1991

         10.11 NPC International, Inc. 1984          Exhibit 10(t) to Form
               Amended and Restated Stock            10-K filed June 25, 1990
               Option Plan

         10.12 Form of Franchise Agreement           Exhibit 10(x) to Form
               between Skipper's, Inc. and           10-K filed June 25, 1990
               its franchisees

         10.19 Senior Note Purchase Agreement        Exhibit  10.19 to Form
               made by and between PM Group          10-K filed June 16, 1992
               Life Insurance Company, Pacific
               Mutual Life Insurance Company, and
               Massachusetts Mutual Life Insurance
               Company and NPC International, Inc.
               dated May 15, 1992 (sample document)

         10.25 Profit Sharing Plan of NPC            Exhibit 10.25
               International dated July 1, 1992      to Form 10-K for the
               and First Amendment dated             year ended March 30, 1993
               January 1, 1993

         10.26 Senior Note Purchase Agreement made   Exhibit 10.26
               by and between Pacific Mutual Life    to Form 10-K for the
               Insurance Company, Pacific            year ended March 30, 1993
               Corinthian Life Insurance Company,
               Lutheran Brotherhood and NPC
               International, Inc. dated
               March 30, 1993

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

         10.31 Asset Exchange Agreement by and       Exhibit 10.31
               among NPC International, Inc.,        to Form 10-K for the
               Pizza Hut, Inc. and Pizza Hut of      year ended March 29,
               San Diego, Inc., dated June 7, 1994   1994
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

         10.33 Third Amendment to the NPC            Exhibit 10.33 to
               International, Inc. Profit            Form 10-Q filed
               Sharing Plan                          August 1, 1994
               Effective August 1, 1993.             EDGAR 748714-94-000016

         10.34 Credit Agreement among NPC            Exhibit 10(a) to
               International, Inc., the banks        Form 10-Q filed
               named therein, and Bank of            February 10, 1995
               America Illinois, as Agent            EDGAR 748714-95-000010
               dated as of December 13, 1994

         10.35 Master Shelf Agreement between        Exhibit 10(b) to
               NPC International, Inc. and           Form 10-Q filed
               Prudential Capital Group for up       February 10, 1995
               to $20,000,000 Senior Notes           EDGAR 748714-95-000010
               dated as of June 9, 1994

         10.36 Third Amendment to the 1990           Exhibit 10(c) to
               Agreement between NPC International,  Form 10-Q filed
               Inc. and Prudential Insurance         February 10, 1995
               Company; Second Amendment to the      EDGAR 748714-95-000010
               1991 Agreement between NPC
               International, Inc. and Prudential
               Insurance Company, dated June 9, 1994

         10.37 Fourth Amendment to the 1990          Exhibit 10(d) to
               Agreement between NPC International,  Form 10-Q filed
               Inc. and the Prudential Insurance     February 10,1995
               Company; Third Amendment to the 1991 EDGAR 748714-95-000010 Agreement between NPC International,
               Inc. and the Prudential Life
               Insurance Company; First Amendment
               to Master Shelf Agreement between
               NPC International, Inc. and
               Prudential Capital Group, dated
               December 23, 1994.

         10.38 Amendment to the May 15, 1992         Exhibit 10.38
               Agreement between NPC International,  to Form 10-K for the
               Inc. and Massachusetts Mutual         year ended March 28,
               dated March 28, 1995                  1995

         10.39 Amendment to the March 30, 1993       Exhibit 10.39
               Agreement between NPC International,  to Form 10-K for the
               Inc. and Lutheran Brotherhood         year ended March 28,
               dated March 28, 1995                  1995

         10.40 Amendment to the May 15, 1992         Exhibit 10.40
               Agreement between NPC International,  to Form 10-K for the
               Inc., Pacific Mutual and PM Group     year ended March 28,
               and Amendment to the March 30, 1993   1995
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

         10.42 Amendment to the May 15, 1992         Exhibit 10.42
               Agreement between NPC International,  to Form 10-K for the
               Inc. and Lutheran Brotherhood         year ended March 28,
               dated May 24, 1995                    1995

         10.43 Amendment to the May 15, 1992         Exhibit 10.43
               Agreement between NPC International,  to Form 10-K for the
               Inc., Pacific Mutual and PM Group     year ended March 28,
               and Amendment to the March 30, 1993   1995
               Agreement between NPC
               International, Inc., Pacific Mutual
               and Pacific Corinthian, dated
               May 24, 1995

         10.44 Amendment to the March 30, 1993       Exhibit 10.44
               Agreement between NPC International,  to Form 10-K for the
               Inc. and Massachusetts Mutual         year ended March 28,
               dated May 24, 1995                    1995

         10.45 Employment Agreement between          Exhibit 10.45
               NPC International, Inc. and           to Form 10-K for the
               James K. Schwartz dated               year ended March 28,
               January 27, 1995                      1995

         11    Statement regarding computation of    Exhibit 11
               per share earnings for the year       to Form 10-K for the
               ended March 26, 1996, March 28,       year ended March 26,
               1995, and March 29, 1994, attached    1996
               hereto.

         13    1996 Annual Report to Stockholders    Exhibit 13
                                                     to Form 10-K for the
                                                     year ended March 26,
                                                     1996

         21    List of Subsidiaries                  Exhibit 21 to
                                                     Form 10-K for the year
                                                     ended March 28, 1995

         23    Consent of Ernst & Young LLP          Exhibit 23 to
                                                     Form 10-K for the year
                                                     ended March 26, 1996



         (b) Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarter ended March 26, 1996. However, a Form 8K was filed on May 28, 1996 related to the closing of the sale of Skipper's Inc.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the 3rd day of June, 1996 on its behalf by the undersigned, thereunto duly authorized.

          NPC INTERNATIONAL, INC.

          By    Troy D. Cook
             Vice President, Chief Financial Officer,
             Treasurer, Assistant Secretary
             (Principal Financial Officer)


          By    Alan L. Salts
             Corporate Controller and
             Chief Accounting Officer
             (Principal Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of June, 1996.

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