Form 10-K/A
period 1996-03-26
NPC INTERNATIONAL INC
filed 1996-06-04
CIK 748714

[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          MAR-26-1996
[PERIOD-END]                               MAR-26-1996
[CASH]                                         1584000
[SECURITIES]                                         0
[RECEIVABLES]                                 11016000
[ALLOWANCES]                                    915000
[INVENTORY]                                    3744000
[CURRENT-ASSETS]                              30245000
[PP&E]                                       165911000
[DEPRECIATION]                                73234000
[TOTAL-ASSETS]                               197888000
[CURRENT-LIABILITIES]                         33405000
[BONDS]                                       72852000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        276000
[OTHER-SE]                                    77596000
[TOTAL-LIABILITY-AND-EQUITY]                 197888000
[SALES]                                      317294000
[TOTAL-REVENUES]                             232261000
[CGS]                                         94042000
[TOTAL-COSTS]                                 94042000
[OTHER-EXPENSES]                             229219000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             6210000
[INCOME-PRETAX]                                3546000
[INCOME-TAX]                                   1403000
[INCOME-CONTINUING]                            2143000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   2143000
[EPS-PRIMARY]                                      .09
[EPS-DILUTED]                                      .09