Form 10-K/A
period 1996-03-26
NPC INTERNATIONAL INC
filed 1996-08-09
CIK 748714

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                      FORM 10-K/A

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

          The aggregate market value of stock held by non-affiliates of the registrant as of May 29, 1996:
          Common Stock, $0.01 par value - $85,657,116


          The number of shares outstanding of each of the registrant's classes of common stock as of May 29, 1996:
          Common Stock, $0.01 par value - 24,658,567

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Annual Report to Stockholders for the fiscal year ended March 26, 1996 are incorporated by reference in Part II, Items 5 - 8.

          Portions of the Proxy Statement for the Annual Stockholders' Meeting to be held August 27, 1996, are incorporated by reference in Part III, Items 10 - 13.