Form 10-Q
period 1996-06-25
NPC INTERNATIONAL INC
filed 1996-08-09
CIK 748714

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549



                            FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Quarter
Ended June 25, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number 0-13007



                     NPC INTERNATIONAL, INC.
      (Exact name of registrant as specified in its charter)



     Kansas                                   48-0817298
(State of Incorporation)         (IRS Employer
Identification
Number)



            720 W. 20th Street, Pittsburg, KS  66762
            (Address of principal executive offices)


Registrant's telephone number, including area code (316) 231
3390



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

The  number  of  shares outstanding of the registrant's  class of common stock as of July 29, 1996:

     Common Stock, $0.01 par value - 24,677,218


NPC INTERNATIONAL, INC.

INDEX


PAGE PART I.   FINANCIAL INFORMATION
     Consolidated Balance Sheets --
        March 26, 1996 and June 25, 1996                3
    Consolidated Statements of Income --
        For the Thirteen Weeks Ended
        June 25, 1996 and June 27, 1995                 4

    Consolidated Statements of Cash Flows --
        For the Thirteen Weeks Ended
        June 25, 1996 and June 27, 1995                 5
    Notes to Consolidated Financial Statements          6
    Management's Discussion and Analysis of
        Financial Condition and Results of Operations   7


PART II. OTHER INFORMATION                             13

                 PART I - FINANCIAL INFORMATION

                     NPC International, Inc. Consolidated Balance Sheets
                    (Unaudited, dollars in thousands, except share date)

                                       Thirteen Weeks Ended
                                   June 25, 1996    March 26, 1996
ASSETS
Current Assets:
  Cash and cash equivalents            $  1,507       $1,584
  Accounts receivable, net                  970       10,104
  Notes receivable, net                     885          831
  Inventories of food and                 3,640        3,730
  supplies
  Income tax receivable                     124          285
  Deferred income tax asset               9,113       12,186

  Prepaid expenses and other              1,916        2,367
  current assets
    Total current assets                $18,155      $31,087
Facilities and equipment, net            99,202       93,541
Assets held for sale                      5,856        5,904

Franchise rights, net                    43,097       43,512
Goodwill                                 18,877       19,092
Other assets                              4,522        4,693
TOTAL ASSETS                           $189,709     $197,829

LIABILITIES AND STOCKHOLDER'S
EQUITY
Current liabilities:
  Accounts payable                     $ 10,038      $10,410
  Payroll taxes                           1,263        1,647
  Accrued interest                          863        2,159
  Accrued payroll                         5,223        4,385
  Current portion of closure              3,424        3,500
   reserve
  Insurance reserves                      4,580        4,151
  Other accrued liabilities               7,019        6,617
  Current portion of long-term              503          535
  debt
    Total current liabilities            32,913       33,404

Long-term debt                           59,618       72,793
Deferred income tax liability             3,373        3,981
Closure reserve                           3,281        4,000
Other deferred items                        212          168
Health and workers compensation           6,466        6,163
reserves

Stockholders' Equity:
  Common stock, $.01 par value
  100,000,000 shares authorized,           276           276
  27,592,510 issued
Paid-in capital                         20,870        21,829
Retained earnings                       82,538        77,016
                                       103,684        99,121
Less treasury stock at cost,
representing
  2,922,787 and 3,070,078              (19,838)      (21,801)
shares, respectively
  Total stockholders' equity            83,846        77,320

TOTAL LIABILITIES AND EQUITY          $189,709      $197,829
See notes to Consolidated Financial Statements

                     NPC International, Inc.
                Consolidated Statement Of Income
         (Unaudited, dollars in thousands, except share data)

                                 Thirteen Weeks Ended
                             June 25, 1996  June 27, 1995

Net Sales                      $70,847        $82,105
Net franchise revenue            1,570          1,362
  Total revenue                 72,417         83,467

Cost of sales                   19,450         24,471
Direct labor                    19,493         22,950
Other                           18,042         21,389
  Total operating               56,985         68,810
  expenses

Income from restaurant          15,432         14,657
operations

General &                        5,060          6,048
administrative expenses

Operating income                10,372          8,609

Other income (expense)
  Interest expense             (1,260)        (1,704)
  Other                           (63)           (83)

Income before income             9,049          6,822
taxes

Provision for income             3,527          2,697
taxes

Net income                     $ 5,522        $ 4,125

Earning per share                $ .22          $ .17
Weighted average shares-    25,020,300     24,526,850
outstanding
See notes to Consolidated Financial Statements

                     NPC International, Inc.
              Consolidated Statement Of Cash Flows
                (Unaudited, dollars in thousands)

                                       Thirteen Weeks Ended
                                   June 25, 1996   June 27, 1995

Cash Flows Provided By Operating
Activities:
Net income                              $5,522       $4,125
Non-cash items included in net
income
  Depreciation and amortization          3,875        4,881
  Deferred income taxes and other        2,465        (458)

Change in assets and liabilities,
net of acquisitions:
  Accounts receivable, net               1,534          64
  Notes receivable, net                   (54)          41
  Inventories of food and                   90         164
supplies
  Income tax receivable                    161          --
  Prepaid expenses and other               451         699
current assets
  Accounts payable                       (372)     (1,145)
  Payroll taxes                          (384)          60
  Accrued interest                     (1,296)       (375)
  Accrued payroll                          838       1,818
  Health and workers compensation          732       (146)
insurance reserves
  Other accrued liabilities                446       2,892
     Net cash flows provided by         14,008      12,620
operating activities

Cash Flows Used By Investing
Activities:

Capital expenditures                   (9,513)     (3,538)
Acquisition of business assets,             --    (13,400)
net of cash
Changes in other assets, net                31       (313)
Proceeds from sale of capital            7,600       1,192
assets
  Net cash flows used by               (1,882)    (16,059)
investing activities

Cash Flows Used By Financing
Activities:

Net change in revolving credit         (3,975)     (7,000)
agreements
Proceeds from issuance of long-             --      10,000
term  debt
Payment of long-term debt              (9,232)     (5,309)
Exercise of stock options                1,004           3
Net cash flows used by                (12,203)     (2,306)
 financing activities


Net Change In Cash And Cash               (77)     (5,745)
Equivalents

Cash And Cash Equivalents At             1,584       9,971
Beginning Of Period
Cash And Cash Equivalents At End        $1,507      $4,226
Of Period
See notes to Consolidated Financial Statements


                      NPC International, Inc.
           Notes to Condensed Consolidated Financial Statements
                          (Unaudited)
Note 1- Basis Of Presentation

The   financial   statements  include  the   accounts   of   NPC
International,  Inc.  and  its wholly  owned  subsidiaries  (the
Company). All   significant   intercompany   balances
and transactions are eliminated.

The   accompanying  unaudited  financial  statements  have  been
prepared   in  accordance  with  generally  accepted  accounting
principles
for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by
the Securities  and  Exchange   Commission.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles or
annual financial  statement  reporting  purposes.    These statements
should be read in conjunction with the financial statements and notes contained in the Company's annual report on Form 10-K for the fiscal year ended March 26, 1996.

In   the  opinion  of  management,  the  accompanying  unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 25, 1996 and March 26, 1996, the results of operations and cash flows for the thirteen weeks ended June 25, 1996 and June 27, 1995. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

Note 2 - Cash Flows

There were cash payments for income taxes of $749,000 and $292,000 in the thirteen weeks ended June 25, 1996 and June 27, 1995 respectively. Cash paid for interest for the thirteen weeks ended June 25, 1996 and June 27, 1995 was $2,500,000 and $2,100,000,
respectively.

Note 3 - Recapitalization

On August 8, 1995, the stockholders of NPC International, Inc. approved and adopted two amendments to the Company's Amended and Restated Articles of Incorporation to allow for the payment of a dividend to the holders of the Class A common stock and to subsequently reclassify and convert the outstanding shares of Class A common stock and Class B
common stock into  a  single class   of  new  common  stock.   To
compensate  the Class   A stockholders  for the relinquishment of their
voting rights, a special dividend of $0.421875 per Class A share was also approved for stockholders of record as of August 8, 1995, and was paid August 30, 1995. For additional information, please refer to the Company's proxy statement for the 1995 Annual Meeting.


NPC International, Inc.
Management's Discussion and Analysis
of Financial Condition and Results of Operations

The discussions set forth in this Form 10-Q may contain forwardlooking
comments.   Actual results of the company's  operations could  materially differ from those indicated in the forwardlooking comments. The difference could be caused by a number of factors, including, but not limited to, changes in consumer demand, market acceptance of new products, changes in the general economy (including changes in interest
rates), increased competition   from   existing  restaurants   and/or
from the
development of new concepts, fluctuations in the prices of the commodities and other food products used by the Company, labor shortages,
fluctuations in  labor  costs  and  other   factors detailed  in the
Company's public filings. Readers are strongly encouraged to consider these factors when evaluating any forwardlooking comments concerning the Company.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to Consolidated Financial Statement included in
this Form 10Q    and the audited  financial statements   and   notes
thereto  together
with   Management's Discussion  and Analysis of Financial Condition and
Results  of Operations  incorporated by reference in  the  Company's
Annual Report on Form 10-K for the year ended March 26, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview - The Company is the largest Pizza Hut franchisee in the world. In addition to Pizza Hut, the company is the owner/franchisor of the Tony Roma's concept. Romacorp, Inc. the owner of Tony Roma's was acquired in June 1993.

Products - Pizza Hut's main product is high quality, innovative and moderately priced pizza. Additionally, the menu contains pasta, sandwiches, salad bar and a luncheon buffet.

Tony  Roma's  is a casual theme restaurant that is  "Famous  for Ribs".
The restaurant's signature products are baby back ribs with a mild tangy sauce and deep fried onion loafs. The menu also includes spare ribs with three sauce varieties, chicken, seafood, soups, salads, appetizers, a children's menu and dessert.

Each of the Company's concepts serve beer and/or other alcoholic beverages. These products are not a significant portion of the sales mix at Pizza Hut, and they comprise approximately 11% of the sale for Tony Roma's.

Service - Pizza Hut provides a buffet with table service for beverages during lunch and full table service for dinner, with delivery and carry out available throughout the day. Tony Roma's offers a fully staffed dining experience throughout the day and evening.

Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March.

Development

Activity with respect to unit count during the quarter is set forth in the table below:

                          SYSTEM UNIT ACTIVITY
                 Beginning  Developed  Acquired  Closed  Sold    Ending

Company Owned
Pizza Hut
  Restaurant        280       2        --         --      --       282
  Delivery           92       --       --         --      --        92
          Total     372       2        --         --      --       374
Tony Roma's(1)       33       1        --         3       --        31
   Total Company
   Owned            405       3        --         --      --       405
Franchised
   Tony Roma's (1)  142       5        --         8       --       139

Total System        547       8        --         11      --       544
(1)does not include two units operated as joint ventures by the Company

During the period, Tony Roma's opened one store in Miami, Florida. Two additional stores have been opened subsequent to the period end. The restaurant closure strategy, implemented during the fourth quarter of fiscal 1996 continued, and three Company owned units were closed during the period, leaving two more units to be
closed  next  quarter.   This  strategy  is producing  anticipated
results
as the new units are generating higher volume and better economic performance measures than the stores that have been closed.

Additionally, five new units have opened during this quarter in the international Tony Roma's system while eight have closed. This change has improved the quality of the franchise system as historically poor performing franchisees are eliminated from operation.

Pizza Hut made progress toward their development goal of fifteen units for the year, by adding two new restaurants during the period.


Results of Operations - Set forth below is a table of revenues, and operating expenses as a percent of revenues for the thirteen weeks ended June 25, 1996 and June 27, 1995 (dollars in thousands) at the beginning of the section discussing the results of operations for each concept operated by the Company. Cost of sales includes the cost
of food and beverage  products sold.              Direct  labor
represents the salary and
related fringe benefit costs associated with restaurant based personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies and insurance among other costs directly associated with operating a restaurant facility.

                         PIZZA HUT OPERATIONS
                            (Unaudited)
                         Thirteen Weeks Ended
                      June 25,1996  June 27, 1995
Revenue
  Restaurant Sales        $41,664   $45,323
  Delivery Sales           12,926    13,950
  Franchise Revenue            --         3
  Total Revenue           $54,590   $59,276

Restaurant Operating
Expenses
as a Percentage of
Revenue:

Total Expenses
  Cost of Sales             25.5%     26.5%
  Direct Labor              26.8%     26.8%
  Other                     25.4%     25.0%
    Total Operating
    Expenses                77.7%     78.3%
Restaurant Income           22.3%     21.7%

Restaurant Expenses
  Cost of Sales             25.7%     26.7%
  Direct Labor              25.5%     25.5%
  Other                     25.7%     25.3%
    Total Operating
    Expenses                76.9%     77.5%
Restaurant Income           23.1%     22.5%

Delivery Expenses
  Cost of Sales             25.0%     25.8%
  Direct Labor              30.7%     30.8%
  Other                     24.5%     24.4%
  Total Operating
  Expenses                  80.2%     81.0%
Restaurant Income           19.8%     19.0%

Comparison of Pizza Hut Operating Results for the Thirteen Weeks Ended June 25, 1996 with the Thirteen Weeks Ended June 27, 1995

Net revenue from Pizza Hut operations for the thirteen weeks ended June 25, 1996, waswas $54.6 million, down $4.7 million or 7.9% from the same period last year. Stuffed Crust pizza, introduced in April 1995, totaled $6.6 million or approximately 12.5% of the sales mix for the quarter just ended This decrease is due to a comparable sales decrease
of 9.7% for the quarter, which   was  caused  by  the  success  of
stuffed crust pizza introduced during the same quarter last year. For the quarter ended June 27, 1995, stuffed crust sales produced a comparable sales increase of 10.7%. The decrease in Stuffed Crust sales is typical of sales fluctuations associated with new product introductions and is not indicative of declining demand for the Company's standard product line of quality pizza products.

When  Stuffed  Crust  pizza was introduced  last  year,  it  was offered
at a       discounted promotional price point, and contained a higher than average
amount of cheese.  Therefore, as  sales  of this  product decreased, cost
of sales as a percent  of  revenue for   the   thirteen  weeks  ended
June 25,   1996   decreased significantly  to 25.5% of revenues from 26.5%
of revenues for the same period last year, despite an 18% increase over last year's price levels in the cost of cheese.


Direct labor remained flat at 26.8% of revenue despite decreased sales. This result was achieved with lower sales volume because of the introduction of the more labor intensive stuffed crust product in the same quarter last year.

Overall operating expenses increased as a percentage of sales to 25.4% of revenues for the quarter ended June 25, 1996 from 25.0% of revenues for the quarter ended June 27, 1995, due to decreased sales volume in relation to expenses that are largely of a fixed nature. As reported in previous filings, the royalty paid by the Company's Pizza Hut division will increase from an effective rate of 2.25% to 4% in July, 1996.

                        TONY ROMA'S OPERATION
                              (Unaudited)
                           Thirteen Weeks Ended
                    June 25, 1996  June 27, 1995

Revenue
  Restaurant Sales        $16,257   $11,394
  Franchise Revenue         1,570     1,310
    Total Revenue         $17,827   $12,704
Restaurant Operating
Expenses as a Percentage
of Revenue
  Cost of Sales             30.9%     31.6%
  Direct Labor              27.4%     27.7%
  Other                     23.3%     24.8%
    Total Operating         81.6%     84.1%
    Expenses
Restaurant Income           18.4%     15.9%

Comparison of Tony Roma's Operating Results for the Thirteen Weeks Ended June 25, 1996 with the Thirteen Weeks Ended June 27, 1995

Sales for the quarter increased $4.9 million or 42.7% over the same period of last year due to restaurant construction and acquisition,
combined  with a         3.5% comparable  sales  increase.
Ten new units have been opened since the first quarter of fiscal 1995. The closure of four units, three during the quarter, and one at year end, caused a $700,000 decrease in quarterly sales volume from the prior year which was offset by new restaurant development.

Net franchise revenue was up $260,000 or 19.9% for the thirteen weeks, largely due to the sale of international franchise territory rights, and increased quality of the franchise system., as a result of the continued focus on the development of company owed units

Cost of sales as a percent of revenue decreased to 30.9% from 31.6% due to the price increase in November 1995. This increase occurred in spite of a 5% overall price increase which was offset by higher
food cost and usage inefficiencies.   Direct labor  was          27.4% of
total revenue during the quarter which  was
slightly  lower than the 27.7% recorded during the same  quarter of  the
prior year.  This decrease is due to the replacement  of lower   volume
units  with  more  productive,  higher   volume restaurants and the
November 1995 price increase.

Operating expenses as a percent of revenue continue to improve to 23.3% of revenue for the most recent quarter compared with 24.8%
recorded during the same quarter of the prior year.   Many of  the costs
in this category are of a fixed nature and do not change to the same degree as sales volume and other variable costs.


Consolidated Results

Comparison of Consolidated Operating Results for the Thirteen Weeks Ended June 25, 1996 with the Thirteen Weeks Ended June 27, 1995

As reported in the Company's Annual Report on Form 10-K for the year ended March 26, 1996, Skipper's, Inc., a formally wholly owned subsidiary, was sold effective March 25, 1996. During the first quarter of the prior year, Skipper's, Inc. recorded revenues of $11.5 million, total operating expenses of $11.7 million, and a loss from restaurant operations of $218,000. The sale of Skipper's, Inc. closed on May 14, 1996 and therefore, no results of Skipper's operations are reflected in the Company's financial statements for the thirteen weeks ended June 25, 1996.

Total consolidated revenue was $72.4 million, down 13.2% or $11 million from the $83.4 recorded during the same quarter last year, largely due to the loss of revenue from the sale of Skipper's Inc. in the fourth quarter of fiscal 1996.

Consolidated income from restaurant operations was $15.4 million for the quarter ended June 25, 1996 compared to $14.6 million for the same
period last year.  The increase of $775,000 or                     5.3%
is due to the improved margins at Pizza Hut and Tony Roma's and the absence of losses from the Skipper's concept.

General and administrative expenses decreased by 16.3%, of which 15.2% was due to costs that were eliminated with the sale of Skipper's.

The sales proceeds from the divestiture of Skipper's and debt reductions from the previous three quarters resulted in a decrease of $444,000 in net interest charges. Net income for the period was $5,522,000 or 7.6% of revenue compared to $4,125,000 or 4.9% of revenue for the same period last year. The effective tax rate for the quarter was 39% compared to 39.55% for the same period last year.
Because   of  improved  efficiencies  and  reduced   losses   at
Skipper's, net income after taxes improved 31.65% overall.

Liquidity, Capital Resources and Cash Flows

The  Company's  primary source of cash is its operations.   Cash flows
from operating activities increased $1.4 million or 11% and were $14 million for the thirteen weeks ended June 25, 1996, compared to $12.6 million for the quarter ended June 27, 1995. The increase was primarily a result of increased earnings.

In addition to cash provided by operations, the Company has a $50 million unsecured line of credit through August 10, 1997. At June 25, 1996, the Company had $43 million available borrowing capacity
under this agreement.   Predominately  cash sales and rapid inventory
turnover allow the Company to use all available cash to reduce borrowings under its line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience.
The Company also has $30 million in available borrowing capacity under  a
"shelf" facility with a major insurance company.             The
Company may borrow under this agreement, at the lender's discretion, through June 27, 1997.

During the quarter ended June 25, 1996, the Company made all scheduled principal and interest payments and reduced borrowings under the line of credit.

Restaurant development at Tony Roma's, in addition to normal recurring capital expenditures, resulted in $9.5 million of total capital expenditures for the quarter ended June 25, 1996 compared to $3.5 million of capital expenditures for the same period a year ago. Investing activities for the current quarter also included the receipt of $7,600,000 from the sale of Skipper's, Inc.

The Company anticipates cash flow from operations and additional borrowings will be sufficient to fund continuing expansion and improvements, to service debt obligations and to make additional acquisitions of restaurants and concepts.

Seasonality

As  a  result of the diversification of its restaurant concepts, the
Company has not experienced significant seasonality in  its sales.   Tony
Roma's sales are traditionally higher from January to March due to an increase in the vacation and part time residence activity in the
desert  and  beach  areas  where  a significant   number  of  the
Company's  units   are   located. Correspondingly these areas see a
decrease in traffic during the warmer months of July through September.

Due to the sale of Skipper's and the increase in sales at Tony Roma's, the company may experience future sales fluctuations due to seasonality. However, as the most significant costs of operations are variable, management does not expect these possible effects to have a significant impact on profitability.

Effects of Inflation

Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Because most of the Company's employees are paid hourly rates related to federal and state minimum wage and tip credit laws, changes in these laws will result in increases in the Company's labor costs.
The
Company cannot always effect immediate price increases to offset higher costs and no assurance can be given that the company will be able to do so in the future.

Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Baby back ribs represent approximately 28% of the menu mix at Tony Roma's. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Significant changes in the prices of these commodities would have an impact on the company's food cost as a percent of revenue

Increases  in interest rates would directly affect the Company's
financial results.   Under the line of  credit  agreement,  the company
may select among alternative interest rate options with terms up to six months in length to reduce its exposure to fluctuating interest rates.
Other Matters
Safe Harbor -- The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements
which are not historical facts contained herein are          forward
looking  statements  that  involve   risks                   and
uncertainties, including but not limited to, consumer demand and market acceptance risk, the effect of economic conditions, including interest rate fluctuation, the impact of competing restaurants and concepts, the cost of commodities and other food products, labor shortages and costs and other risks detailed in the Company's Securities and Exchange Commission filings.

Revisions in the current minimum wage laws have been passed by both the U.S. House of Representatives and the U.S. Senate. The bill has been reconciled, and if signed by the President, will result in an increase of the minimum wage from $4.25 to $4.70 per hour effective October 1, 1996, with an additional increase to $5.15 per hour on October 1, 1997. The minimum wage for tipped employees will remain unchanged, but employers will be required to adjust the employees compensation to minimum wage if tips received are not sufficient, which has been the Company's practice historically. Management anticipates the impact of these changes will initially increase labor cost as a percent of sales by approximately onehalf of a percentage point at Pizza Hut and Tony Roma's. Upon full implementation in October 1997, labor cost, as a percent of sales, are expected to be approximately one percentage point higher than current levels for both Pizza Hut and Tony Roma's. These increased costs will be partially offset by job opportunity tax credits, provided by the
bill,   for hiring   certain   qualified   individuals.
Additionally, management is evaluating alternative opportunities to offset this increase in costs.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
There  have  been  no material changes in the legal  proceedings reported in  the Company's Annual Report on Form 10-K  for  the year  ended

March 26, 1996.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are included with this report:

        The following Exhibits are filed as part of this Report:

      Exhibit  11 - Statement Regarding Computation of Per  Share Earnings
Page 15.
     Exhibit 27 - Financial Data Schedule
         (b)  Reports on Forms 8-K  (incorporated by reference)
      The following reports on Form 8-K were filed during the thirteen weeks ended June 25, 1996:
      May  28,  1996  -  Announcement of the  Company's  sale  of

Skipper's, Inc.







Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         NPC INTERNATIONAL, INC.

(Registrant)
DATE: August 8, 1996
Troy D. Cook
 Vice President Finance
 Chief Financial Officer
 Principal Financial Officer


DATE: August 8, 1996
Alan L.Salts
 Corporate Controller
 Chief Accounting Officer
 Principal Accounting Officer