Form 10-Q
period 1996-09-24
NPC INTERNATIONAL INC
filed 1996-11-08
CIK 748714

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549



                            FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Quarter Ended September 24,
1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [  ]
The  number  of  shares outstanding of the registrant's  class  of common stock as of October 31, 1996:

           Common Stock, $0.01 par value - 24,696,222 xx,xxx,xxx





NPC INTERNATIONAL, INC.





INDEX




                                                      PAGE
PART I.   FINANCIAL INFORMATION
     Consolidated Balance Sheets --
        September 24, 1996 and March 26, 1996           3

    Consolidated Statements of Income --
        For the Thirteen and Twenty-Six Weeks Ended
        September 24, 1996 and September 26, 1995       4

    Consolidated Statements of Cash Flows --
        For the Thirteen and Twenty-Six Weeks Ended September 24, 1996 and
        September 26, 1995        5

    Notes to Consolidated Financial Statements          6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations   7


PART II.  OTHER INFORMATION                            13


                 PART I - FINANCIAL INFORMATION
                     NPC International, Inc. Consolidated Balance Sheets
      (Unaudited, dollars in thousands, except share data)
                                           Twenty-Six Weeks Ended
September 24, 1996 March 26, 1996
ASSETS
Current Assets:
  Cash and cash equivalents                 $2,814         $  1,584
  Accounts receivable, net                   2,218           10,104
  Notes receivable, net                        602              831
  Inventories of food and supplies           3,235            3,730
  Income tax receivable                        723              285
  Deferred income tax asset                  7,061           12,186
  Prepaid expenses and other
  current assets                             3,097            2,367
    Total current assets                   $19,750          $31,087

Facilities and equipment, net              106,685           93,541
Assets held for sale                         5,518            5,904

Franchise rights, net                       42,647           43,512
Goodwill                                    18,660           19,092
Other assets                                 4,378            4,693
TOTAL ASSETS                              $197,638         $197,829

LIABILITIES AND STOCKHOLDER'S
EQUITY
Current liabilities:
  Accounts payable                        $ 10,080          $10,410
  Payroll taxes                              1,338            1,647
  Accrued interest                           1,891            2,159
  Accrued payroll                            3,459            4,385
  Current portion of closure reserve           600            3,500
  Insurance reserves                         4,483            4,151
  Other accrued liabilities                  6,630            6,617
  Current portion of long-term debt            503              535
    Total current liabilities               28,984           33,404
Long-term debt                              65,339           72,793
Deferred income tax liability                3,373            3,981
Closure reserve                              5,443            4,000
Other deferred items                           200              168
Health and workers compensation reserves     6,316            6,163

Stockholders' Equity:
  Common stock, $.01 par value
  100,000,000 shares authorized,
  27,592,510 issued                            276              276
Paid-in capital                             20,995           21,829
Retained earnings                           86,484           77,016
                                           107,755           99,121
Less treasury stock at cost,
representing
  2,896,862 and 3,070,078
  shares, respectively                     (19,772)         (21,801)
  Total stockholders' equity                87,983           77,320

TOTAL LIABILITIES AND EQUITY              $197,638         $197,829

              See notes to Consolidated Financial Statements


                     NPC International, Inc.
                Consolidated Statements Of Income
         (Unaudited, dollars in thousands, except share data)

                    Thirteen Weeks Ended         Twenty-Six Weeks Ended
             Sept. 24, 1996  Sept. 26, 1995  Sept. 24, 1996  Sept. 26, 1995

Net Sales         $66,996           $77,770        $137,828         159,875
Net franchise
revenue             1,574             1,269           3,144           2,631
  Total revenue    68,570            79,039         140,972         162,506

Cost of sales      18,946            23,138          38,396          47,609
Direct labor       18,794            21,589          38,287          44,539
Other              18,624            21,325          36,666          42,714
  Total operating
  expenses         56,364            66,052         113,349         134,862

Income from
restaurant
operations         12,206            12,987          27,623          27,644

General &
administrative
expenses            4,712             5,579           9,772          11,627
Operating income    7,494             7,408          17,851          16,017
Other income (expense)
Interest expense   (1,137)           (1,505)         (2,397)        (3,209)
  Other               120               116              72             33
Income before
income taxes        6,477             6,019          15,526          12,841

Provision for
income taxes        2,531             2,382           6,058           5,079

Net income          3,946             3,637           9,468           7,762

Earning per
share               $ .16             $ .15           $ .38           $ .32

Weighted average
shares-
outstanding     25,060,614       24,644,968       25,040,457     24,593,272

         See notes to Consolidated Financial Statements

                     NPC International, Inc.
              Consolidated Statements Of Cash Flow
                (Unaudited, dollars in thousands)

                                      Twenty-Six Weeks Ended Sept. 24, 1996
                                   Sept. 26,1995
Cash Flows Provided By Operating
Activities:
Net income                               $9,468         $7,762
Non-cash items included in net
income:
  Depreciation and amortization           7,844          9,630
  Deferred income taxes and other         4,517          2,511

Change in assets and liabilities,
net of acquisitions:
  Accounts receivable, net                  286          1,021
  Notes receivable, net                     229            481
  Inventories of food and supplies          495          (344)
  Income tax receivable                   (438)            818
  Prepaid expenses and other
  current assets                          (730)            899
  Accounts payable                        (330)          (342)
  Payroll taxes                           (309)          (149)
  Accrued interest                        (268)            421
  Accrued payroll                         (926)             31
  Health and workers compensation
  insurance reserves                       485           1,081
  Other accrued liabilities             (1,413)        (1,720)
     Net cash flows provided by
     operating activities               18,910         22,100

Cash Flows Used By Investing
Activities:

Capital expenditures                   (19,429)        (7,385)
Acquisition of business assets,
net of cash                                 --        (13,400)
Changes in other assets, net               439         (2,120)
Proceeds from sale of capital
assets                                   7,600          2,547
  Net cash flows used by investing
  activities                           (11,390)       (20,358)

Cash Flows Used By Financing
Activities:

Payments of special dividend                 --        (5,213)
Purchase of treasury stock                (100)           --
Net change in revolving credit
agreements                                2,225       (13,900)
Proceeds from issuance of long-
term  debt                                   --        20,000
Payment of long-term debt               (9,711)        (6,012)
Exercise of stock options                 1,296            41
  Net cash flows used by financing
  activities                            (6,290)        (5,084)


Net Change In Cash And Cash
Equivalents                              1,230         (3,342)

Cash And Cash Equivalents At
Beginning Of Period                      1,584          9,971

Cash And Cash Equivalents At End
Of Period                               $2,814         $6,629

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

The   accompanying  unaudited  financial  statements  have  been
prepared   in  accordance  with  generally  accepted  accounting principles for  interim  financial  information  and  with  the instructions  to  Form
10-Q and Article 10  of  Regulation  S-X promulgated   by   the
Securities  and  Exchange   Commission.
Accordingly,  they  do not include all of  the  information  and footnotes
required by generally accepted accounting  principles for    annual
financial  statement  reporting  purposes.   These
statements should be read in conjunction with the financial statements and notes contained in the Company's annual report on Form 10-K for the fiscal year ended March 26, 1996.

In   the  opinion  of  management,  the  accompanying  unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 24, 1996 and March 26, 1996, and the results of operations and cash flows for the thirteen and twenty-six weeks ended September 24, 1996 and September 26,
1995.   Results  for  the interim periods  are  not  necessarily indicative of the results that may be expected for  the  entire fiscal year.
Certain reclassifications have been made to the prior year statements to conform with the current year presentation.
Note 2 - Cash Flows
There were cash payments for income taxes of $1,619,000 and $2,300,000 in the twenty-six weeks ended September 24, 1996 and September 26, 1995 respectively. Cash paid for interest for the twenty-six weeks ended September 24, 1996 and September 26, 1995 was $1,405,000 and $2,800,000,
respectively.
Note 3 - Recapitalization
On August 8, 1995, the stockholders of NPC International, Inc. approved and adopted two amendments to the Company's Amended and Restated Articles of Incorporation to allow for the payment of a dividend to the holders of the Class A common stock and to subsequently reclassify and convert the outstanding shares of Class A common stock and Class B common stock
into  a  single class   of  new  common  stock.   To  compensate  the
Class   A stockholders  for the relinquishment of their voting  rights,  a special dividend of $0.421875 per Class A share was also approved for stockholders of record as of August 8, 1995, and was paid August 30, 1995. For additional information, please refer to the Company's proxy statement for the 1995 Annual Meeting.


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

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to Consolidated Financial Statement included in
this Form 10-Q and the audited  financial statements   and   notes  thereto
together  with   Management's Discussion  and Analysis of Financial
Condition and Results of Operations incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 26, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview  -  The Company is the largest Pizza Hut franchisee  in the
world.   Through Romacorp, Inc. a wholly owned  subsidiary, the  Company is the owner/franchisor of Tony Roma's, the  casual
theme  restaurant famous for ribs.   Romacorp, Inc. was acquired
in June 1993.

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

Each of the Company's concepts serve beer and/or other alcoholic beverages. These products are not a significant portion of the sales mix at Pizza Hut, however, they comprise approximately 11% of sales at Tony Roma's.

Service - Pizza Hut provides a buffet with table service for beverages during lunch and full table service for dinner, with delivery and carry-
out  available throughout  the  day.   Tony Roma's  offers a fully staffed
dining experience throughout  the day and evening.

Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March.

Development

Activity  with respect to unit count is set forth in  the  table below:

                           SYSTEM UNIT ACTIVITY

                            1997 SECOND QUARTER
               Beginning  Developed Acquired  Closed    Sold  Ending
Company Owned
Pizza Hut
  Restaurant        281       3      ----       (2)      ----   282
  Delivery           93       2      ----       (2)      ----    93
          Total     374       5      ----       (4)      ----   375
Pizza Hut
Tony Roma's *        31       4      ----       (1)      ----    34
          Total     405       9      ----       (5)      ---    409
Company Owned
Franchised
    Tony Roma's     139       3      ----       (6)      ---    136
*
Total System        544      12      ----      (11)      ----   545

                       1997 YEAR-TO-DATE
               Beginning   Developed Acquired  Closed   Sold   Ending
Company Owned
Pizza Hut
  Restaurant        279       5      ----       (2)      ----   282
  Delivery           93       2      ----       (2)      ----    93
    Total Pizza     372       7      ----       (4)      ----   375
Hut
Tony Roma's *        33       5      ----       (4)      ----    34
          Total     405      12      ----       (8)      ----   409
Company Owned
Franchised
    Tony Roma's     142       8      ----      (14)      ----   136
Total System        547      20      ----      (22)      ----   545
*  Does not include two units operated as joint ventures by the
Company


Pizza Hut opened four new units and one relocation unit during the quarter. On a year-to-date basis, Pizza Hut has opened six new units, net of relocations, and expects to fulfill its goal of fifteen new units by the end of this fiscal year seven to eight of which will be "small town" units. Specifically, Pizza Hut is targeting five new units and four relocation units for its third fiscal quarter and four new units and three relocation units in its fourth fiscal quarter. Pizza Hut closed five units during the quarter, one of which was relocated. Operation of older units that are no longer economically justifiable is discontinued or the unit is relocated.

On October 2, 1996, the Company announced the acquisition of 31 Pizza Hut units and related territories from R&W Pizza Huts of North Carolina,
Inc. The 28 restaurants and three delivery units are located in and around Fayetteville, North Carolina and produce average sales volumes of
$780,000  per  store.   The transaction closed on October 31, 1996.

Tony Roma's opened four new units during the quarter for a total of five new units on a year-to-date basis. The Company expects to meet its goal of twelve new restaurants and two relocations for fiscal 1997. Specifically, Tony Roma's is targeting four new units and one relocation in the third quarter and three new units and one relocation in the fourth fiscal quarter. In conjunction with the restaurant closing strategy, implemented during the fourth quarter of fiscal 1996, one unit was closed during the quarter for a total of five on a year-to-date basis. One unit will be closed in the third quarter and another store will be relocated. The final store relocation will occur in the fourth fiscal quarter. The Company recorded a $3.5 million charge in the fourth quarter of fiscal 1996 to reserve for these closures.

The Company continued to strengthen the quality of the franchise system by eliminating poor performing franchisees, closing 14 stores to date. Of the eight franchised units that have opened, seven are international and one is domestic.

Results of Operations - Set forth below, at the beginning of the section discussing the results of operations for each concept operated by the Company, is a table of revenues and operating expenses, as a percent of revenues for the thirteen and twentysix weeks ended September 24, 1996 and September 26, 1995 (dollars in thousands). Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant
based   personnel.   Other  operating  expenses  include   rent,
depreciation,  advertising, utilities,  supplies  and  insurance among
other   costs  directly  associated  with  operating   a
restaurant facility.

                      PIZZA HUT OPERATIONS
                          (Unaudited)
               Thirteen Weeks Ended  Twenty-Six Weeks Ended
                Sept. 24,1996  Sept. 26, 1995  Sept. 24,1995  Sept. 26, 1996
  Restaurant Sales    $39,380          $41,338       $80,932         $86,562
  Delivery Sales       12,064           12,822        25,087          26,871
  Franchise Revenue       --                 8           --               11
  Total Revenue       $51,444          $54,168      $106,019        $113,444
Restaurant Operating
Expenses as a
Percentage
of Revenue:

Total Expenses
  Cost of Sales         26.6%           25.9%          26.1%           26.2%
  Direct Labor          26.9%           26.9%          26.8%           26.8%
  Other                 28.2%           26.0%          26.8%           25.5%
    Total Operating
    Expenses            81.7%           78.8%          79.7%           78.5%
Restaurant Income       18.3%           21.2%          20.3%           21.5%

Restaurant Expenses
  Cost of Sales        26.8%            26.2%          26.3%           26.5%
  Direct Labor         25.4%            25.5%          25.4%           25.5%
  Other                28.5%            26.2%          27.1%           25.7%
    Total Operating
    Expense            80.7%            77.9%          78.8%           77.7%
Restaurant Income      19.3%            22.1%          21.2%           22.3%

Delivery Expenses
  Cost of Sales        25.9%            25.1%          25.5%           25.4%
  Direct Labor         32.0%            31.5%          31.3%           31.1%
  Other                27.0%            25.4%          25.7%           24.9%
  Total Operating
  Expense              84.9%            82.0%          82.5%           81.4%
Restaurant Income      15.1%            18.0%          17.5%           18.6%


Comparison of Pizza Hut Operating Results for the Thirteen   and
Twenty-Six Weeks Ended
September 24, 1996 and September 26, 1995

Revenue  from  Pizza Hut Operations was $51.4  million  for  the quarter, a decrease of $2.7 million or 5% from the prior year. For the year-to-date, revenue was $106 million, down $7.4 million or 6.5% from a year ago. Comparable sales decreased 6.6% for the quarter and 8.3% for the year-to-date largely due to the successful introduction of stuffed crust pizza in the first quarter of last year. The decrease in stuffed crust sales is typical of sales fluctuations associated with new product introductions and is not considered indicative of declining demand for the company's standard product line of quality pizza products. Excluding stuffed crust sales, total revenue for the quarter and year-to-date was 5% and 8% higher than last year.

Cost  of  sales  as  a percent of revenue increased  from  25.9%
during the same quarter last year to 26.6% for this  year.  On a year-to-
date basis cost of sales decreased slightly  from      26.2%
to  26.1%.   The  increase for the quarter  is  due  largely  to increased cheese prices that averaged 19% higher than during the same quarter last year. For the year-to-date, cheese prices averaged 14% higher than a year ago. However, cost of sales as a percent of revenue, is slightly lower than last year due to the higher cheese content of stuffed crust pizza and its promotional pricing that was in effect during its introduction. (See Effects of Inflation and Other Matters for additional information on cheese costs.)

Direct labor as a percent of revenue remained flat at 26.9% for the quarter and 26.8% for the year-to-date despite decreased sales. This result was achieved with lower sales volume because of the of the higher labor cost incurred on the more labor intensive stuffed crust product during the same periods last year.
Other operating expenses increased as a percentage of sales to 28.2% for the quarter and 26.8% for the year-to-date from 26.0% and 25.5% for the same periods of the prior year. This increase is primarily due to the
increase in the royalty rate paid to the Company's   franchisor   as
disclosed  in   previous   filings. Effective  July  of  1996  the royalty
rate  increased  from  an effective  rate  of     2.26% to 4.0%.  Also
contributing  to  the
increase in these costs as a percent of sales was the effect of lower sales volumes on these largely fixed costs.

                      TONY ROMA'S OPERATION
                                (Unaudited)
                        Thirteen Weeks      Twenty-Six Weeks Ended
                             Ended
                        Sept.      Sept.  Sept. 24,  Sept. 26,
Sept. 24, 1996  Sept. 26, 1995  Sept. 24, 1996  Sept. 26, 1995
Revenue
  Restaurant Sale      $15,552         $11,885         $31,809         $23,279
  Franchise Revenue      1,574           1,242           3,144           2,552
  Total Revenue        $17,126         $13,127         $34,953         $25,831

   Restaurant Operating
   Expenses as a Percentage
   of Revenue
   Cost of Sales         30.7%           31.7%           30.8%           31.7%
   Direct Labor          28.9%           28.1%           28.1%           27.9%
   Other                 24.2%           25.6%           23.8%           25.2%
     Total Operating
     Expenses            83.8%           85.4%           82.7%           84.8%
   Restaurant Income     16.2%           14.6%           17.3%           15.2%

Comparison of Tony Roma's Operating Results for the Thirteen and
Twenty-Six Weeks Ended
September 24, 1996 and September 26, 1995

Sales for the quarter increased $3.7 million or 30.9% over the same period last year. On a year-to-date basis, sales were $8.5 million or 36.6% greater than last year. The increase is due to comparable sales increases for the quarter of 1.1% and 3.2% for stores open greater than 12 months and 18 months respectively. For the year-to-date comparable sales on a 12 and 18 month basis increased 2.4% and 2.9% respectively. New units opened within the last twelve months contributed sales of $4.9 million for the quarter and $10 million for the year-to-date while the closure of five units accounted for sales reductions of $1.3 million for the quarter and $2.0 million for the year-to-date.

Net  franchise revenue increased over last year by  $332,000  or 26.7%  for
the quarter and $592,000 or 23.2% for  the  year-todate.   This  increase
is due to the sale of international franchise rights, and franchisee openings, seven of which were in international locations. Additionally, royalty revenue is higher than last year and the associated costs, principally related to a lower provision for bad debts, have been reduced due to a franchise system that continues to strengthen through the close of lower volume and delinquent franchised operations and the addition of new higher volume locations.

Cost of sales as a percent of revenue decreased to 30.7% for the quarter and 30.8% year-to-date from 31.7% for the same periods last year. The decrease is primarily the result of the November
1995  price  increase which more than offset a 2.8% increase  in the  cost
of ribs from September 1995 to September 1996.   (See Effects   of
Inflation  and  Other  Matters   for                  additional
information on rib costs.)

Direct labor increased to 28.9% and 28.1% of revenue for the quarter and year-to-date respectively, from 28.1% and 27.9% for the same periods last year. The increase is attributable to higher labor cost associated with the  opening  of  four  new restaurants  during  the
quarter.   Additionally,   a   natural inefficiency occurs during the first
three to six  months  of  a new store operation.

Other  operating expenses as a percent of revenues decreased  to 24.2% for
the quarter from 25.6% a year ago, and to           23.8%  on  a
year-to-date basis from 25.2% last year. The decrease from yearto-year is due to the replacement of lower volume stores with higher volume units
that more fully leverage  these  primarily fixed  costs.   Historically,
the second quarter produces lower sales volume than the first, causing the expense as a percent of revenue to be higher for the quarter than the year-to-date for both years presented.

Consolidated Results

Comparison of Consolidated Operating Results for the Thirteen and Twenty-Six Weeks Ended
September 24, 1996 and September 26, 1995

As  reported in the Company's Annual Report on Form 10-K for the year ended March 26, 1996, Skipper's, Inc., a formally  whollyowned  subsidiary,
was  sold  effective  March  25,  1996             and
therefore, no results of Skipper's operations are reflected in the Company's financial statements for the current year. During the thirteen and twenty-six weeks ended September 26, 1995 Skipper's, Inc.
recorded revenues of $11.7 million and $23.2 million, total operating expenses of $12.1 million and $23.8 million, and a loss from restaurant operations of $396,000 and $614,000 respectively. The sale of Skipper's, Inc. closed on May 14, 1996.

Total consolidated revenue was $68.5 million, down 13.2% or $10.5 million from the $79.0 million recorded during the same quarter last
year.  For the year-to-date, revenue declined       13.3%
or  $21.5  million  from $162.5 million to $141  million.   This decrease
is largely due to the loss of revenue from the sale of Skipper's Inc. in the fourth quarter of fiscal 1996.

Consolidated income from restaurant operations was $12.2 million or 17.8% of revenue for the quarter compared to $13.0 million or 16.4% last year. For the year-to-date, income from restaurant operations was $27.6 million or 19.6% of revenue compared to $27.6 million or 17.0% last year. Income from restaurant operations, as a percent of revenue, improved from the prior year despite increased cheese costs and franchise fees and comparable sales declines in the Company's Pizza Hut division. This improvement was achieved due to improved margin performance at Tony Roma's and reduced operating losses from the divestiture of Skipper's.

General and administrative costs have been reduced due to the sale of Skipper's. Additionally, these costs are being better leveraged by the remaining operations. For the quarter, general and administrative
expenses decreased 15.5% or $867,000 to              6.9%
of revenue, compared to 7% of revenue last year. On a year-todate basis, general and administrative expenses are down 16% or
$1,855,000 to 6.9% of revenue from 7.2% last year.
The sales proceeds from the divestiture of Skipper's and debt reductions from the previous three quarters resulted in a decrease of $368,000 and $812,000 in net interest charges for the quarter and year-to-date. Net income for the quarter was $3,946,000 or 5.8% of revenue for an increase of 8.5% from the $3,637,000 or 4.6% of revenue for the same period last year. Year-to-date net income was $9,468,000 or 6.7% of revenue for an increase of 21.9% from the $7,762,000 or 4.8% of revenue for the same period last year. The effective tax rate for the quarter and year-to-date was 39% compared to 39.55% for the same periods last year.
Because   of  improved  efficiencies  and  reduced   losses   at Skipper's,
net income after taxes improved 31.65% overall.

Liquidity, Capital Resources and Cash Flows

The  Company's  primary source of cash is its  operations.   Net
income, adjusted for non-cash charges increased $1.9 million or 9.6% over the prior year to $20.8 million on a year-to-date basis due to increased earnings and tax benefits derived from the realization of a deferred tax asset established in fiscal 1996 related to the sale of Skipper's Inc. Adjusted for various changes in balance sheet accounts, cash flow from operating activities was $18.9 million compared to $22.1 million for the same period of the prior year.

In addition to cash provided by operations, the Company has a $50 million unsecured line of credit through December 13, 1998. At September 24, 1996, the Company had $37 million available borrowing capacity under this agreement. The acquisition of R&W Pizza Huts of North Carolina, Inc., which closed October 31, 1996, was funded through the line of credit and availability under this facility declined accordingly on the closing date. Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its line
of  credit.   The low requirement for the  maintenance  of current  assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience.

The Company also has $30 million in available borrowing capacity under  a
"shelf" facility with a major insurance company.             The
Company may borrow under this agreement, at the lender's discretion, through June 27, 1997.

During the twenty-six weeks ended September 24, 1996, the Company made all scheduled principal and interest payments and reduced borrowings under the line of credit.

Restaurant development at Tony Roma's and Pizza Hut, in addition to normal recurring capital expenditures, resulted in $19.4 million of total capital expenditures for the year-to-date compared to $20.8 million of capital expenditures for the same period a year ago, which included $13.4 million related to the acquisition of 23 Pizza Hut units. Investing activities for the current quarter also included the receipt of $7,600,000 from the sale of Skipper's, Inc.

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

As   Tony   Roma's  becomes  a  more  significant   portion   of
consolidated sales, the seasonal nature of their operations will have more significant influence on the seasonal cycles of the consolidated sales volume.

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

Revisions in the current minimum wage laws increased the minimum wage from $4.25 to $4.75 per hour on October 1, 1996, with an additional increase
to $5.15 per hour on October 1,  1997.                       The
minimum wage for tipped employees will remain unchanged, but employers will be required to adjust the employees compensation to minimum wage if
tips received are not sufficient, which  has been    the   Company's
practice   historically.    Management anticipates the impact of these
changes will initially increase labor cost as a percent of sales by approximately one-half of a percentage point at Pizza Hut and Tony
Roma's.   Upon  full implementation  in October 1997, labor cost,  as  a percent  of
sales, are expected to be approximately one percentage point higher than current levels for both Pizza Hut and Tony Roma's. These estimates are made without consideration of the impact of future menu price increases and other strategies.
Cheese costs at Pizza Hut are expected to remain at or slightly higher than current levels through the third quarter with relief anticipated in the fourth quarter. However, fourth quarter costs, although lower than current costs, are expected to be approximately 10% to 15% higher than last year. Tony Roma rib costs are projected to be approximately 14% to
18% higher in the third       quarter  of the current year compared to last
year  with
fourth quarter cost higher than last year by an estimated 22% to 25%.

In response to the above factors, management has implemented menu price increases at both concepts. In late September, Pizza Hut initiated a
weighted average 2% price increase.  Significant items      effected
include the base price of a cheese  pizza,  and
increased lunch buffet price. Due to promotional pricing on selected items, approximately one-half of the increase is expected to be
realized.  Tony Roma's increased their menu price by   2.8%  on  October
14, 1996. Management anticipates this increase will fully offset the wage and commodity increases as currently estimated.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended

March 26, 1996.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on August 27, 1996.

     (b) Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition of the nominees as listed in the proxy statement, and all such nominees were elected pursuant to the vote of the stockholders.

Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits. The following exhibits are included with this report:
         The following Exhibits are filed as part of this Report:
        Exhibit 11 - Statement Regarding Computation of Per Share Earnings - Page 16.

      Exhibit 27 - Financial Data Schedule
(b)   Reports on Forms 8-K  (incorporated by reference)
      The following reports on Form 8-K were filed during the thirteen weeks ended September 24, 1996.
      October  7, 1996 - Announcement of the Acquisition  of  R&W

      Restaurants of North Carolina, Inc.





Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NPC INTERNATIONAL, INC.
                              (Registrant)
DATE: November 7, 1996                Troy D. Cook
 Vice President Finance and
 Chief Financial Officer
 (Principal Financial Officer)


DATE: November 7, 1996                Alan L. Salts
 Corporate Controller and
 Chief Accounting Officer
 (Principal Accounting Officer)

                             Exhibit 11
                       NPC INTERNATIONAL, INC.
                             Statement Regarding Computation of Per Share
                             Earnings (Unaudited)

                        Thirteen Weeks Ended  Twenty-Six Weeks Ended
Sept. 24, 1996  Sept. 26, 1995  Sept. 24, 1996   Sept. 26, 1995
 Shares outstanding
 at the beginning of
period           $24,669,723     $24,507,324     $24,522,432      $24,505,324

   Weighted average of
   shares issued
   during period       18,039           2,637         131,780            2,374

   Assuming exercise of
   options and warrants
   reduced by the number
   of shares which
   could have been
   purchased with the
   proceeds from
   exercise            372,852         135,007         386,245          85,574

   Shares outstanding for
   computation of per
   share earnings   25,060,614      24,644,968       25,040,457     24,593,272

   Net income       $3,946,000      $3,637,000       $9,468,000     $7,762,000
   Earnings per
   share                 $ .16           $ .15            $ .38          $ .32

   FULLY DILUTED
   Shares outstanding
   at beginning of
   period           24,669,723      24,507,324       24,522,432     24,505,324

   Weighted average of
   shares issued
   during period        18,039           2,637          131,780          2,374

   Assuming exercise of
   options and warrants
   reduced by the number
   of shares which could
   have been purchased
   with the proceeds from
   exercise            372,852         144,131          386,245        103,529

   Shares outstanding for
   computation of per
   share earnings   25,060,614      24,654,092       25,040,457     24,611,227

   Net income       $3,964,000      $3,637,000       $9,468,000     $7,762,000

   Earnings per share    $ .16           $ .15            $ .38          $ .32