Form 10-Q
period 1996-12-24
NPC INTERNATIONAL INC
filed 1997-02-07
CIK 748714

26



                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Quarter Ended
December 24, 1996

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


The number of shares outstanding of the registrant's class of common stock as of January 30, 1997:

          Common Stock, $0.01 par value - 24,607,119



NPC INTERNATIONAL, INC.



INDEX


                                                      PAGE

PART I.   FINANCIAL INFORMATION

     Consolidated Balance Sheets --
        December 24, 1996 and March 26, 1995            3

    Consolidated Statements of Income --
        For the Thirteen and Thirty-Nine Weeks Ended
        December 24, 1996 and December 26, 1995         4

    Consolidated Statements of Cash Flows --
        For the Thirteen and Thirty-Nine Weeks Ended
        December 24, 1996 and December 26, 1995         5

    Notes to Consolidated Financial Statements          6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations   7


PART II.  OTHER INFORMATION   14


                     PART I - FINANCIAL INFORMATION
                         NPC International, Inc.
                       Consolidated Balance Sheets
          (Unaudited, dollars in thousands, except share data)

                              Thirty-Nine Weeks Ended
                         December 24, 1996         March 26, 1996
ASSETS
Current Assets:
  Cash and cash equivalents        $  2,539            $  1,584
  Accounts receivable, net            2,372              10,104
  Notes receivable, net                 611                 831
  Inventories of food and supplies    3,322               3,730
  Income tax receivable                 257                 285
  Deferred income tax asset           5,165              12,186
  Prepaid expenses and
           other current assets       2,941               2,367
    Total current assets           $ 17,207            $ 31,087

Facilities and equipment, net       117,286              93,541
Assets held for sale                  4,798               5,904

Franchise rights, net                68,766              43,512
Goodwill                             18,445              19,092
Other assets                          4,153               4,693
TOTAL ASSETS                       $230,655            $197,829

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                 $ 12,752            $ 10,410
  Payroll taxes                       1,270               1,647
  Accrued interest                    1,076               2,159
  Accrued payroll                     5,332               4,385
  Current portion of closure reserve    325               3,500
  Insurance reserves                  4,421               4,151
  Other accrued liabilities           6,535               6,617
  Current portion of long-term debt     441                 535
    Total current liabilities        32,152              33,404

Long-term debt                       92,671              72,793
Deferred income tax liability         3,373               3,981
Closure reserve                       5,023               4,000
Other deferred items                    195                 168
Health and workers
          compensation reserves       6,354               6,163

Stockholders' Equity:
  Common stock, $.01 par value
  100,000,000 shares authorized,
           27,592,510 issued            276                 276
Paid-in capital                      20,986              21,829
Retained earnings                    90,162              77,016
                                    111,424              99,121
Less treasury stock at cost,
 representing  2,988,241 and
 3,070,078 shares, respectively     (20,537)            (21,801)
  Total stockholders' equity         90,887              77,320

TOTAL LIABILITIES AND EQUITY       $230,655            $197,829

             See Notes to Consolidated Financial Statements



                         NPC International, Inc.
                    Consolidated Statements Of Income
          (Unaudited, dollars in thousands, except share data)

                       Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                     Dec. 24, 1996 Dec. 26, 1995  Dec. 24, 1996 Dec. 26, 1995

Net Sales                $  72,065 $  75,954           $209,893  $ 235,829
Net franchise revenue        1,646     1,693              4,790      4,324
  Total revenue             73,711    77,647            214,683    240,153

Cost of sales               20,906    22,684             59,302     70,293
Direct labor                20,681    20,527             58,968     65,066
Other                       19,796    20,078             56,462     62,792
  Total operating
           expenses         61,383    63,289            174,732    198,151

Income from restaurant
 operations                 12,328    14,358             39,951     42,002

General & administrative
 expenses                    5,082     6,102             14,854     17,729

Operating income             7,246     8,256             25,097     24,273

Other income (expense)
  Interest expense          (1,334)   (1,531)            (3,731)    (4,740)
  Other                        112      (254)               184       (221)

Income before income taxes   6,024     6,471             21,550     19,312

Provision for income taxes   2,346     2,559              8,404      7,638

Net income                 $ 3,678   $ 3,912            $13,146    $11,674

Earning per share            $ .15     $ .16              $ .53    $   .47

Weighted average shares
  outstanding           24,945,579  24,703,935       25,008,831 24,630,160


             See Notes to Consolidated Financial Statements

NPC International, Inc.
Consolidated Statements Of Cash Flow
(Unaudited, dollars in thousands)
                                              Thirty-Nine Weeks Ended
                                            Dec . 24, 1996 Dec. 26, 1995

Cash Flows Provided By Operating Activities:

Net income                                        $13,146   $11,674
Non-cash items included in net income:
  Depreciation and amortization                   12,245     14,442
  Amortization of pre-opening costs                 1,272       682
  Deferred income taxes and other                  6,413      3,301

Change in assets and liabilities, net of acquisitions:
  Accounts receivable, net                           132      1,034
  Notes receivable, net                              220        529
  Inventories of food and supplies                   554     (1,898)
  Income tax receivable                               28      4,550
  Prepaid expenses and other current assets       (1,846)       916
  Accounts payable                                 2,342      1,701
  Payroll taxes                                     (377)        26
  Accrued interest                                (1,083)      (784)
  Accrued payroll                                    947        868
  Health and workers compensation
          insurance reserves                         461      1,229
  Other accrued liabilities                       (2,208)    (5,259)
     Net cash flows provided by
             operating activities                 32,246     33,011

Cash Flows Used By Investing Activities:

Capital expenditures                            (32,287)    (18,804)
Acquisition of business assets, net of cash     (28,080)    (13,400)
Changes in other assets, net                        660         769
Proceeds from sale of capital assets              8,211       4,716
  Net cash flows used in investing activities   (51,496)    (26,719)

Cash Flows Used By Financing Activities:

Payment of special dividend                         --      (5,213)
Purchase of treasury stock                         (904)        --
Net change in revolving credit agreement         29,495    (16,510)
Proceeds from issuance of long-term  debt           --      20,000
Payment of long-term debt                        (9,711)    (6,211)
Exercise of stock options                         1,325         81
  Net cash flows (used in) provided by
  financing activities                           20,205     (7,853)


Net Change In Cash And Cash Equivalents             955     (1,561)

Cash And Cash Equivalents At Beginning Of Period  1,584      9,971

Cash And Cash Equivalents At End Of Period       $2,539     $8,410

See Notes to Consolidated Financial Statements


                         NPC International, Inc.
               Notes to Consolidated Financial Statements
                               (Unaudited)

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

In   the   opinion   of  management,  the  accompanying   unaudited
consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 24, 1996 and March 26, 1996, and the results of operations and cash flows for the thirteen and thirty-nine weeks ended December 24, 1996 and December 26, 1995. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain  reclassifications  have  been  made  to  the  prior   year
statements to conform with the current year presentation.

Note 2 - Cash Flows

There were cash payments for income taxes of $1,740,000 and $2,840,000 in the thirty-nine weeks ended December 24, 1996 and December 26, 1995 respectively. Cash paid for interest for the thirty-nine weeks ended December 24, 1996 and December 26, 1995 was $4,814,000 and $5,104,000 respectively.

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

Note 4  - Acquisitions

On January 24, 1997, the Company announced that they entered into a letter of intent to acquire 122 units from Pizza Hut, Inc. This transaction, if consummated, would increase the total number of Pizza Hut units operated by the Company to over 530. These units consist of 88 restaurants and 34 delivery carry-out facilities which generate annual sales volume of approximately $71 million. It is anticipated that the transaction will close in two phases during March 1997 and is subject to negotiation of a definitive asset acquisition agreement, board approval of both companies, financing, and approval from regulatory agencies.

This acquisition follows the Company's purchase of 31 units from R&W Pizza Huts of North Carolina, Inc. which closed October 31, 1996. The addition of the North Carolina stores contributed $3.6 million in sales during the quarter.
NPC International, Inc.
Management's Discussion and Analysis
of Financial Condition and Results of Operations

The discussions set forth in this Form 10-Q may contain forward-looking comments. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to, changes in consumer demand, market acceptance of new products, changes in the general economy (including changes in interest rates), increased competition from existing restaurants and/or from the development of new concepts, fluctuations in the prices of the commodities and other food products used by the Company, labor shortages, fluctuations in labor costs and other factors detailed in the Company's public filings. Readers are strongly encouraged to consider these factors when evaluating any forward-looking comments concerning the Company.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview - The Company is the largest Pizza Hut franchisee in the world. Through Romacorp, Inc., a wholly owned subsidiary, the Company is the owner/franchisor of Tony Roma's, the casual theme restaurant famous for ribs. Romacorp, Inc. was acquired in June 1993.

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

Service - Pizza Hut provides a buffet with table service for beverages during lunch and full table service for dinner, with delivery and carry-out available throughout the day. Tony Roma's offers a fully staffed dining experience throughout the day and evening.

Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March.
Development

Activity with respect to unit count is set forth in the table below:

SYSTEM UNIT ACTIVITY

1997 THIRD QUARTER
                    Beginning Developed Acquired Closed  Sold Ending
Company Owned
Pizza Hut
  Restaurant        282        8        28        (2)  ----      316
  Delivery           93        1         3        (1)  ----       96
  Total Pizza Hut   375        9        31        (3)  ----      412
Tony Roma's *        34        5        --        (2)  ----       37
  Total Company
      Owned         409       14        31        (5)  ----      449
Franchised
    Tony Roma's *   136        3        --         --  ----      139
Total System        545       17        31        (5)  ----      588


1997 YEAR-TO-DATE
                    Beginning Developed Acquired Closed  Sold Ending
Company Owned
Pizza Hut
  Restaurant        279       13        28        (4)  ----      316
  Delivery           93        3         3        (3)  ----       96
  Total Pizza Hut   372       16        31        (7)  ----      412
Tony Roma's *        33       10        --        (6)  ----       37
  Total Company
           Owned    405       26        31       (13)  ----      449
Franchised
    Tony Roma's     142       12        --       (15)  ----      139
Total System        547       38        31       (28)  ----      588

* Does not include two units operated as joint ventures by the Company



Pizza Hut achieved its target objective and opened five new units and four relocation units during the quarter. On a year-to-date basis, Pizza Hut has opened eleven new units, net of relocations, and expects to fulfill its goal of fifteen new units by the end of this fiscal year, seven to eight of which will be "small town" units. Pizza Hut closed three units during the quarter. Operation of older units that are no longer economically justifiable is discontinued or the unit is relocated.

Tony Roma's opened five new units during the quarter for a total of ten new units on a year-to-date basis. The Company expects to meet its goal of twelve new restaurants and two relocations for fiscal 1997. In conjunction with the restaurant closing strategy implemented during the fourth quarter of fiscal 1996, one unit was closed during the quarter for a total of five on a year-to-date basis. The final store relocation will occur in the fourth fiscal quarter. The Company recorded a $3.5 million charge in the fourth quarter of fiscal 1996 to reserve for these closures.

The Company continued to strengthen the quality of the franchise system by eliminating poor performing franchisees, closing 15 stores to date. Of the twelve franchised units that have opened, eight are international and four are domestic.

Results  of Operations - Set forth below, at the beginning  of  the section discussing the results of operations for each concept operated by the Company, is a table of revenues and operating expenses, as a percent of revenues, for the thirteen and thirty-nine weeks ended December 24, 1996 and December 26, 1995 (dollars in thousands). Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies and insurance among other costs directly associated with operating a restaurant facility.

PIZZA HUT OPERATIONS
(Unaudited)

                     Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                 Dec. 24, 1996  Dec. 26, 1995     Dec. 24, 1996 Dec. 26, 1995

  Restaurant Sales   $42,715      $39,901         $123,826      $126,708
  Delivery Sales      12,189       12,774           37,097        39,400
  Franchise Revenue       --           --               --            11
    Total Revenue    $54,904      $52,675         $160,923      $166,119

Restaurant Operating Expenses as a Percentage of Revenue
Total Expenses
  Cost of Sales         27.4%          26.8%            26.5%          26.4%
  Direct Labor          27.7%          26.0%            27.1%          26.6%
  Other                 27.2%          25.2%            26.9%          25.4%
    Total Operating
          Expenses      82.3%          78.0%            80.5%          78.4%
Restaurant Income       17.7%          22.0%            19.5%          21.6%

Restaurant Expenses
  Cost of Sales         27.7%          27.2%            26.7%          26.7%
  Direct Labor          26.5%          24.7%            25.8%          25.2%
  Other                 27.7%          25.4%            27.3%          25.6%
    Total Operating
          Expense       81.9%          77.3%            79.8%          77.5%
Restaurant Income       18.1%          22.7%            20.2%          22.5%

Delivery Expenses
  Cost of Sales         26.3%          25.8%            25.7%          25.5%
  Direct Labor          31.9%          30.4%            31.5%          30.9%
  Other                 25.4%          24.3%            25.6%          24.7%
  Total Operating
        Expenses        83.6%          80.5%            82.8%          81.1%
Restaurant Income       16.4%          19.5%            17.2%          18.9%

Comparison of Pizza Hut Operating Results for the Thirteen and Thirty-Nine Weeks Ended
December 24, 1996 and December 26, 1995

Revenue from Pizza Hut Operations was $54.9 million for the quarter, an increase of $2.2 million or 4% from the prior year. This increase is due to a weighted average 2% price increase implemented in September 1996, and the acquisition of 31 units on October 31, 1996. During the quarter, management estimates that approximately one-quarter to one-half of the price increase was realized due to a high volume of promotional pricing. For the year-to-date, revenue was $161 million, down $5.1 million or 3.1% from a year ago. Comparable sales decreased 5.0% for the quarter and 7.2% for the year-to-date largely due to the successful introduction of stuffed crust pizza last year and a relatively sluggish third fiscal quarter, consistent with industry trends. The decrease in stuffed crust sales is typical of sales fluctuations associated with new product introductions and is not considered indicative of declining demand for the company's standard product line of quality pizza products. Excluding stuffed crust sales, total revenue for the quarter and year-to-date was 9% and 8% higher than last year.

Cost of sales as a percent of revenue increased from 26.8% during the same quarter last year to 27.4% for this year. On a year-to-date basis cost of sales increased slightly from 26.4% to 26.5%. The increase for the quarter is due largely to increased cheese prices that were 13.5% higher than last year for the first ten weeks of the quarter before falling below last year's levels during the final three weeks for an average increase of 8.5% from the prior year. For the year-to-date, cheese prices have averaged 12% higher than a year ago. However, cost of sales, as a percent of revenue, is consistent with last year due to the higher cheese content of stuffed crust pizza and its promotional pricing that was in effect during its introduction. (See Effects of Inflation and Other Matters for additional information on cheese costs.)

Direct labor for the quarter and year-to-date increased from 26.0% to 27.7% of sales and 26.6% to 27.1% respectively. The current year results are heavily impacted by increased minimum wage, the decline in comparable sales and increased promotional pricing.

Other operating expenses increased as a percentage of sales to 27.2% for the quarter and 26.9% for the year-to-date from 25.2% and 25.4% for the same periods of the prior year. This increase is primarily due to the increase in the royalty rate paid to the Company's franchisor as disclosed in previous filings. Effective July 1996 the royalty rate increased from an effective rate of 2.26% to 4.0%. Also contributing to the increase in these costs as a percent of sales was the effect of lower per unit sales volumes on these largely fixed costs.

   TONY ROMA'S OPERATION
   (Unaudited)
                      Thirteen Weeks Ended        Thirty-Nine Weeks
   Ended
                    Dec. 22, 1996   Dec. 24, 1995  Dec. 22, 1996 Dec. 24, 1995


     Restaurant Sales    $17,161          $12,411    $48,970      $35,690
     Franchise Revenue     1,646            1,679      4,790        4,231
       Total Revenue     $18,807          $14,090    $53,760      $39,921

Restaurant Operating
   Expenses as a Percentage
   of Revenue
     Cost of Sales       31.3%            29.9%        31.0%       31.0%
     Direct Labor        29.2%            26.9%        28.5%       27.5%
     Other               25.8%            24.5%        24.5%       25.0%
       Total Operating
           Expenses      86.3%            81.3%        84.0%       83.5%
   Restaurant Income     13.7%            18.7%        16.0%       16.5%


Comparison of Tony Roma's Operating Results for the Thirteen  and
Thirty-Nine Weeks Ended
December 24, 1996 and December 26, 1995

Sales for the quarter increased $4.8 million or 38.3% over the same period last year. On a year-to-date basis, sales were $13.3 million or 37.2% greater than last year. The increase is due to the opening of five new restaurants during the quarter, and ten units year-to-date. During the quarter approximately 32% of units in operation were opened in the last twelve months. Contributing to the increase are comparable sales increases for the quarter of .36% and 1.5% for stores open greater than 12 months and 18 months respectively. For the year-to-date comparable sales on a 12 and 18 month basis increased 1.7% and 2.5% respectively. The Company implemented a 2.8% price increase during the middle of October.

Net franchise for the quarter was consistent with the same period last year. For the year-to-date, net franchise revenue increased $559,000 or 13.2%. This increase is due to the sale of international franchise rights, and franchisee openings, eight of which were international locations. Additionally, royalty revenue is higher than last year and the associated costs, principally related to a lower provision for bad debts, have been reduced due to a franchise system that continues to strengthen through the close of lower volume and delinquent franchised operations and the addition of new higher volume locations.

For the quarter, cost of sales as a percent of revenue increased from 29.9% to 31.3%, while remaining flat at 31.0% for the year-to-date. The current period increase is largely due to restaurant sales becoming a more significant portion of the total revenue. As a percent of restaurant sales, cost of sales increased 41 basis points over the same quarter last year but on a year-to-date basis is 69 basis points lower than last year. Year-to-date results reflect the previous year menu modification and price increase. The current quarter increase is due to increased rib prices, which were 15% greater than last year, and inefficiencies stemming from the opening of five units during the period.

During  the fifteen weeks preceding the end of the quarter seven  new
units  were  opened.   Strategically, staffing levels  at  restaurant
openings   are  higher  than  at  units  with  a  mature   operation.
Additionally,  during this time, focus is placed on  maintaining  the
number  of  tables in service at lower than normal levels.   This  is
done to ensure a quality experience and promote long-term high frequency repeat business. This results in additional labor cost during the first six months of operation although significant
improvement  is  expected within the first  sixteen  weeks.   With  a
significant portion (23%) of restaurants in the "start-up" phase, and net franchise revenue decreasing as a percent of total revenue, labor cost increased to 29.2% and 28.5% of revenue for the quarter and year-to-date respectively, from 26.9% and 27.5% for the same periods last year.

Other operating expenses, as a percent of revenues increased to 25.8% for the quarter up from 24.5% for last year while year-to-date results of 24.5% remain below last year's levels of 25.0%. The increase for the quarter is primarily due to the amortization of pre-opening cost associated with stores opened during the last twelve months. After these costs are amortized over the first twelve months of operation, the new, higher volume units are expected to better leverage the relatively fixed other operating expenses.

Consolidated Results

Comparison of Consolidated Operating Results for the Thirteen and Thirty-Nine Weeks Ended
December 24, 1996 and December 26, 1995

As reported in the Company's Annual Report on Form 10-K for the year ended March 26, 1996, Skipper's, Inc., a formally wholly-owned subsidiary, was sold effective March 25, 1996 and therefore, no results of Skipper's operations are reflected in the Company's financial statements for the current year. During the thirteen and thirty-nine weeks ended December 26, 1995 Skipper's, Inc. recorded revenues of $10.9 million and $34.1 million, total operating expenses of $10.8 million and $34.6 million, and an income (loss) from restaurant operations of $122,000 and $(492,000) respectively. The sale of Skipper's, Inc. closed on May 14, 1996.

Total consolidated revenue was $73.7 million, down 5.1% or $3.9 million from the $77.6 million recorded during the same quarter last year. For the year-to-date, revenue declined 10.6% or $25.4 million from $240.1 million to $214.6 million. These decreases are largely due to the loss of revenue from the sale of Skipper's Inc. in the fourth quarter of fiscal 1996.

Consolidated income from restaurant operations was $12.3 million or 16.7% of revenue for the quarter compared to $14.4 million or 18.5% last year. For the year-to-date, income from restaurant operations was $39.9 million or 18.6% of revenue compared to $42.0 million or 17.5% last year. For the quarter, income from restaurant operations, as a percent of revenue, decreased compared to the prior year primarily due to the decrease in operating margin attributable to the factors previously outlined in the concept specific discussion of operating results. For the year-to-date income from restaurant operations, as a percent of revenue, improved from the prior year despite increased cheese costs and franchise fees and comparable sales declines in the Company's Pizza Hut division. This improvement is due to eliminating the operating losses from the divestiture of Skipper's.

General and administrative costs have been reduced due to the sale of Skipper's. Additionally, these costs are being better leveraged by the remaining operations. For the quarter, general and administrative expenses decreased 16.7% or $1,020,000 to 6.9% of revenue, compared to 7.9% of revenue last year. On a year-to-date basis, general and administrative expenses are down 16.2% or $2,875,000 to 6.9% of revenue from 7.4% last year.

The sales proceeds from the divestiture of Skipper's, Inc. and debt reductions from the previous three quarters resulted in a decrease of $197,000 and $1,009,000 in net interest charges for the quarter and year-to-date. Net income for the quarter as a percent of revenue remained flat at 5.0% and was $3,678,000 compared to $3,912,000 for the same period last year. Year-to-date net income was $13,146,000 or 6.1% of revenue for an increase of 12.6% from the $11,674,000 or 4.9% of revenue for the same period last year. The effective tax rate for the quarter and year-to-date was 39% compared to 39.55% for the same periods last year.

Because of improved efficiencies and reduced losses at Skipper's, net income after taxes improved 31.65% overall.

Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. Net income, adjusted for non-cash charges increased $2.9 million or 9.9% over the prior year to $33.0 million on a year-to-date basis due to increased earnings and tax benefits derived from the realization of a deferred tax asset established in fiscal 1996 related to the sale of
Skipper's, Inc. Adjusted for various changes in balance sheet accounts, cash flow from operating activities was $32.2 million compared to $33.0 million for the same period of the prior year.

In addition to cash provided by operations, the Company has a $50 million unsecured line of credit through December 13, 1998. At December 24, 1996, the Company had $9.6 million available borrowing capacity under this agreement. The acquisition of R&W Pizza Huts of North Carolina, Inc., which closed October 31, 1996, was funded through the line of credit. Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience.

The Company also has $30 million in available borrowing capacity under a "shelf" facility with a major insurance company. The Company may borrow under this agreement, at the lender's discretion, through June 27, 1997.

During the thirty-nine weeks ended December 24, 1996, the Company made all scheduled principal and interest payments and reduced borrowings under the line of credit.

Restaurant development through construction at Tony Roma's and acquisition and construction at Pizza Hut, in addition to normal recurring capital expenditures, resulted in $60.3 million of total capital expenditures for the year-to-date compared to $32.2 million of capital expenditures for the same period a year ago, which included $13.4 million related to the acquisition of 23 Pizza Hut units. Investing activities for the current quarter also included the receipt of $7.6 million from the sale of Skipper's, Inc.

The Company anticipates cash flow from operations and additional borrowings will be sufficient to fund continuing expansion and improvements, to service debt obligations and to make additional acquisitions of restaurants and concepts. Additional financing capacity will be necessary to complete the 122 unit acquisition.


Seasonality

As a result of the diversification of its restaurant concepts, the Company has not experienced significant seasonality in its sales. Tony Roma's sales are traditionally higher from January to March due to an increase in the vacation and part time residence activity in the desert and beach areas where a significant number of the Company's units are located. Correspondingly, these areas see a decrease in traffic during the warmer months of July through September.

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

Revisions in the current minimum wage laws increased the minimum wage from $4.25 to $4.75 per hour on October 1, 1996, with an additional increase to $5.15 per hour on September 1, 1997. The minimum wage for tipped employees remained unchanged, but employers will be required to adjust the employees compensation to minimum wage if tips received are not sufficient, which has been the Company's practice historically. Management anticipates the increase to $5.15 in
September 1997, will increase labor cost, as a percent of sales by approximately one-half of one percentage point over current levels for both Pizza Hut and Tony Roma's. In California, minimum wage will increase to $5.00 on March 1, 1997 based on state statute, then in September 1997, the federal law, as previously mentioned, will increase the minimum to $5.15. The California increase, once implemented, is expected to increase labor as a percent of sales at Tony Roma's by approximately 15 basis points. These estimates are made without consideration of the impact of menu price increases and other strategies.

Cheese costs at Pizza Hut are expected to remain equal to or slightly lower than prior year levels through the remainder of the year. Tony Roma's rib costs for the fourth quarter are projected to be approximately 3% to 5% higher than the average cost incurred during the third quarter, and 22% to 25% higher compared to last year. Relief is expected late in the second, or early in the third quarter of fiscal 1998.

In response to the above factors, management implemented menu price increases at both concepts. In late September, Pizza Hut initiated a weighted average 2% price increase. Significant items effected include the base price of a cheese pizza, and increased lunch buffet price. Realization of the increase will vary with the success of various promotional pricing strategies on selected items. Approximately one quarter to one-half of the increase is expected to be realized. Tony Roma's increased their menu price by 2.8% on October 14, 1996.


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

     The following Exhibits are filed as part of this Report:

      Exhibit 11 - Statement Regarding Computation of Per Share Earnings - Page 16.

     Exhibit 27 - Financial Data Schedule

(b)       Reports on Forms 8-K  (incorporated by reference)

      The following reports on Form 8-K were filed during the thirteen weeks ended December 24, 1996.

      October 7, 1996 - Announcement of the Acquisition of R&W Restaurants of North Carolina, Inc.

       November 14, 1996 - Completion of the acquisition of R&W Restaurants of North Carolina

    Additionally, on February 3, 1997, a Form 8-K was filed announcing the Acquisition of 122 units from Pizza Hut, Inc.







Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NPC INTERNATIONAL, INC.
                              (Registrant)


DATE: February 6, 1997        Troy D. Cook
 Vice President Finance and
 Chief Financial Officer
 (Principal Financial Officer)


DATE: February 6, 1997        Alan L. Salts
 Corporate Controller and
 Chief Accounting Officer
 (Principal Accounting Officer)


                               Exhibit 11
                         NPC INTERNATIONAL, INC.
          Statement Regarding Computation of Per Share Earnings
                               (Unaudited)

                      Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                   Dec. 24, 1996  Dec. 26, 1995   Dec. 24, 1996 Dec. 26, 1995

Shares outstanding at
beginning of period     24,694,711     24,512,324    24,522,432   24,505,324

Weighted average
of shares issued
during period              (38,145)         3,342       132,565        5,030

Assuming exercise of options
and warrants reduced by the
number of shares which could
have been purchased with the
proceeds from exercise     289,013        188,269       353,834      119,806

Shares outstanding for computation
of per share earnings   24,945,579     24,703,935    25,008,831   24,630,160

Net income              $3,678,000     $3,912,000    $13,146,000 $11,674,000

Earnings per share       $ .15           $ .16         $ .53           $ .47

FULLY DILUTED
Shares outstanding at
beginning of period     24,694,711     24,512,324    24,522,432   24,505,324

Weighted average of shares
issued during period       (38,145)         3,342       132,565        5,030

Assuming exercise of options
and warrants reduced by the
number of shares which could
have been purchased with the
proceeds from exercise     289,013       192,817        353,834       133,291

Shares outstanding for computation
of per share earnings   24,945,579    24,708,483     25,008,831    24,643,645

Net income              $3,678,000    $3,912,000    $13,146,000   $11,674,000

Earnings per share          $ .15          $ .16          $ .53    $     .47