Form 10-K
period 1997-03-25
NPC INTERNATIONAL INC
filed 1997-06-06
CIK 748714

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended                 March 25, 1997

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

The aggregate market value of stock held by non-affiliates of the registrant as of May 20, 1997:
Common Stock, $0.01 par value - $104,450,520

The number of shares outstanding of each of the registrant's classes of common stock as of May 20, 1997:
Common Stock, $0.01 par value - 24,646,272

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended March 25, 1997 are incorporated by reference in Part II, Items 5 - 8.

Portions of the Proxy Statement for the Annual Stockholders' Meeting to be held July 15, 1997, are incorporated by reference in Part III, Items 10 - 13.

                             NPC INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                     PART I

ITEM                                                      PAGE

1.  Business                                                                  3
2.  Properties                                                               13
3.  Legal Proceedings                                                        14
4.  Submission of Matters to a Vote of Security Holders                      14
4A. Executive Officers of the Registrant                                     14

                                     PART II

5.  Market for Registrant's Common Stock and Related Stockholder Matters     16
6.  Selected Financial Data                                                  16
7.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                16
8.  Financial Statements and Supplementary Data                              16
9.  Changes in and Disagreements with Accountants on Accounting
    and Financial Disclosure                                                 16

                                    PART III

10. Directors and Executive Officers of the Registrant                       17
11. Executive Compensation                                                   17
12. Security Ownership of Certain Beneficial Owners and Management           17
13. Certain Relationships and Related Transactions                           17


                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K          18



                             NPC INTERNATIONAL, INC.
                                Pittsburg, Kansas

               Annual Report to Securities and Exchange Commission
                                 March 25, 1997

                                     PART I



ITEM 1.          BUSINESS

General

     The Company. NPC International, Inc. (the "Company" or "Registrant"), formerly National Pizza Company, is the successor to certain Pizza Hut operations commenced in 1962 by O. Gene Bicknell, the Chairman of the Board of the Company.

     At March 25, 1997, the Company operated 358 Pizza Hut restaurants and 115 delivery units in 12 states pursuant to franchise agreements with Pizza Hut, Inc. ("PHI"), a wholly-owned subsidiary of PepsiCo, Inc.

     During the fiscal year, the Company acquired 31 units from R&W Pizza Huts of North Carolina, Inc. and 60 units from PHI.

     On March 26, 1997, the Company closed on the purchase of 62 units and the operations of four others from PHI.

     On April 15, 1997, the Company entered into a letter of intent with PHI to acquire 52 units in North Dakota, South Dakota and Minnesota. This transaction is scheduled to close June 4, 1997.

     On  April 23, 1997, the Company entered into a letter of intent with  Jamie
B. Coulter to purchase 100 units in 11 states. This transaction closed May 15, 1997 except for 18 North Carolina units, which will be managed until acquired, subject to resolution of certain contingencies.

     On June 8, 1993, the Company completed the acquisition of Romacorp, Inc. (formerly NRH Corporation). Romacorp, Inc. is the operator and franchisor of Tony Roma's Famous For Ribsr restaurants. At March 25, 1997, Romacorp, Inc. operated 40 Company-owned and two joint-venture restaurants in nine states and through its subsidiaries, franchised 91 units in 20 states and 49 units in international locations.

     On November 26, 1989, the Company acquired a majority interest in Skipper's, Inc., a corporation based in Bellevue, Washington ("Skipper's"), which at March 26, 1996 operated 105 quick service seafood restaurants in seven states and franchised 12 units in five states and two units in British Columbia. Pursuant to a merger effective January 12, 1990, Skipper's became a wholly-owned subsidiary of the Company. Effective March 25, 1996, the Company sold the stock of Skipper's to a Seattle investment group. A $20 million pre-tax charge related to the sale has been recorded in the Company's financial statements for the fiscal year ended March 26, 1996.

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

     In 1977, PHI was acquired by PepsiCo, Inc., which continued expanding the Pizza Hut system. The Pizza Hut system is the largest pizza chain in the world, both in sales and number of units. As of December 31, 1996 the Pizza Hut system had approximately 8,850 units. Approximately 55% of the Pizza Hut units are operated by PHI.

     Pizza Hut restaurants generally offer full table service and a similar menu, featuring pizza, pasta, sandwiches, a salad bar, soft drinks and, in most restaurants, beer. Most dough products are made fresh several times each day, and only 100% natural cheese products are used. Product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. The restaurants offer pizza in three sizes with a variety of toppings. Customers may also choose among thin crust, traditional hand-tossed, stuffed-crust and thick crust pan pizza. With the exception of the Personal Pan Pizza and food served at the luncheon buffet, food products are prepared at the time of order.

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

     The Company's Pizza Hut Operations. The Company is the largest Pizza Hut franchisee in the world. The franchise agreements, under which the Company operates, grant exclusive right to operate Pizza Hut restaurants in certain designated areas. States of operation are indicated in the table below based on unit count by state.

                               Company-
                                owned
                            Pizza Huts at
               State        March 25, 1997
                Alabama           82
                Arkansas          72
                Georgia            1
                Kansas            21
                Kentucky           7
                Louisiana         29
                Mississippi      116
                Missouri          29
                North Carolina    31
                Oklahoma          32
                Tennessee         48
                Texas              5
                Company Total    473


       The Company provides delivery service utilizing a CSC telephone system in eight metropolitan markets: Springfield, Missouri; Montgomery and Birmingham, Alabama; Shreveport, Louisiana; Jackson and Long Beach, Mississippi; Little Rock, Arkansas; and Memphis, Tennessee. Under the CSC system, all customers within the trade area place telephone orders through a single clearing number, and the pizza is dispatched from the Company's delivery kitchen nearest the customer. Customers call the restaurant delivery kitchens directly in other locations.

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

      PHI determines standards of operation for all Pizza Hut restaurants, including standards of quality, cleanliness and service. Further, the Franchise Agreements allow the franchisor to set specifications for all furnishings, interior and exterior decor, supplies, fixtures and equipment. See "Business - Supplies and Equipment." PHI also has the right to determine and change the menu items offered by, and to inspect all restaurants of its franchisees, including the Company. All such standards may be revised from time to time. Upon the failure to comply with such standards, PHI has various rights, including the right to terminate the applicable Franchise Agreements, redefine the franchise territory or terminate the Company's rights to establish additional restaurants in that franchise territory. The Franchise Agreements may also be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company or the commission by the Company or any of its officers, directors or principal stockholders (other than its public stockholders) of a felony or other crime that, in the sole judgment of PHI is reasonably likely to adversely affect the Pizza Hut system, its trademark, the goodwill associated therewith or PHI's interest therein. At no time during the Company's history has PHI sought to terminate any of the Company's Franchise Agreements, redefine its franchise territories or otherwise limit the Company's franchise rights. The Company believes it is in compliance with all material provisions of the Franchise Agreements.

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

     In early 1990, PHI offered franchisees the opportunity to sign a new twenty year franchise agreement (the "1990 Franchise Agreement"). The 1990 Franchise Agreement required franchise fees of 4% of sales, as defined, for all restaurants and delivery kitchens and increases in certain advertising contributions. The 1990 Franchise Agreement also sought to redefine certain rights and obligations of the franchisee and franchisor. The 1990 Franchise Agreement did not alter the franchisee's territorial rights and maintained, subject to some minor limitations, the exclusivity of the Pizza Hut brand within the geographical limits of the territory defined by each franchise agreement. On June 7, 1994, the Company conformed its existing Franchise Agreements to the 1990 Franchise Agreement.

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

     The Franchise Agreements under which the Company operates require the payment of monthly fees to PHI. Under the 1990 Franchise Agreement (as it applies to the Company), the Company's royalty payments for all units owned increased to 4% of gross sales in July, 1996, from the Company's prior effective rate of approximately 2.25%. This rate reflects the royalty rate which was proposed by PHI to Pizza Hut franchisees as part of the 1990 Franchise Agreement and is lower than the rate under PHI's current franchise agreement.

     Franchise agreements covering units acquired from PHI will operate under a new Franchise Agreement which, as amended, is similar to the 1990 Franchise Agreement and has a twenty year term with a fifteen year renewal term. Pizza Huts acquired from other franchisees will continue to be subject to the terms and conditions of the respective Franchise Agreement covering the acquired unit.

     For the fiscal years ended March 25, 1997, March 26, 1996, and March 28, 1995 the Company incurred total franchise fees of approximately $7,535,000, $4,983,000 and $4,224,000, respectively. The Franchise Agreements require the Company to pay initial franchise fees to PHI in amounts of up to $15,000 for each new restaurant opened ($25,000 in territories granted under the new Agreement). The Company is required to contribute or expend a certain percentage of its sales for local and national advertising and promotion. See "Business - Advertising and Promotion."

     Failure to develop a franchise territory as required would give PHI the right to operate or franchise Pizza Hut restaurants in that territory. Such failure would not affect the Company's rights with respect to the Pizza Hut restaurants then in operation or under development by the Company in any such territory. As of March 25, 1997, the Company had no commitments for future development under any franchise agreement.

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

     The Company has the right to develop additional Pizza Hut restaurants and delivery kitchens in its exclusive franchise territories. However, since becoming a public company, expansion by acquisition has been one of the Company's primary methods of growth. Between 1990 and 1993, PHI exercised its right of first refusal as described above on all proposed transactions between the Company and other Pizza Hut franchisees; as a result the Company acquired no units during this period. Between March, 1994 (when the Company announced its intention to sign a new Franchise Agreement) and May, 1997, the Company has acquired a total of 302 Pizza Hut units or the operations thereof, including 149 from PHI. PHI nevertheless retains the right of first refusal on any proposed acquisition in the future, and the Company cannot be assured it will continue to receive such permission on proposed future acquisitions, if any.

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

     Supplies and Equipment. The Franchise Agreements require the Company to purchase all equipment, supplies and other products and materials required in the operation of its restaurants and delivery kitchens from suppliers who have been approved by PHI. PepsiCo Food Systems, Inc. ("PFS"), a wholly-owned subsidiary of PepsiCo, offers purchasing and distribution services to the Company and substantially all other Pizza Hut franchisees. Although the Franchise Agreements only require the Company to purchase certain spice blends from PFS or another supplier designated by PHI, the Company currently purchases substantially all of its food products and supplies from PFS and may continue to do so. The Company believes, however, it would not experience difficulties in obtaining its required food products and supplies from other sources. The Franchise Agreements limit the amount of profit that PHI and PFS may realize on sales to Pizza Hut franchisees. PHI is a wholly-owned subsidiary of PepsiCo, Inc., and the Company's Pizza Hut units sell Pepsi Cola and other PepsiCo, Inc. beverages. PepsiCo, Inc. has announced the impending spin-off of its restaurant division and PFS. The Company believes that these spin-offs will not have a material effect on its Pizza Hut operations.

     Supervision and Control. Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Each of the restaurants has a manager, and in most units, an assistant manager who are responsible for daily operations of the restaurant, including food preparation, quality control, service, maintenance, personnel, and record keeping. All of the restaurant managers have completed a comprehensive management training program. Each area general manager is responsible for approximately six to eleven restaurants. Detailed operations manuals reflecting current operations and control procedures are provided to each restaurant and district manager as well as others in the organization. Currently, the Company's Pizza Huts operate in ten regions ranging from 50 to 90 stores per region. Each region is supervised by a regional manager and supported by administrative, marketing and human resource staff. There are currently three divisional vice presidents that oversee the ten regions.

     A point-of-sale cash register system is installed in all Company-operated restaurants. This POS system provides effective communication between the kitchen and the server, allowing employees to serve its customers in a quick and consistent manner while still maintaining a high level of control. It feeds data to the back office system that provides support for inventory, payroll, accounts payable and cash management. The back office system also provides management reporting and a communications interface to the corporate systems.

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

     Employees. At March 25, 1997, the Company's Pizza Hut operations had approximately 9,300 employees, including 152 headquarters and staff personnel, two vice presidents, six regional managers, 59 area general managers, 985 restaurant management employees and approximately 8,098 restaurant employees (of whom approximately 83% are part-time). The Company experiences a high rate of turnover of its part-time employees, which it believes to be normal in the restaurant industry. The Company is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The maintenance and expansion of the Company's restaurant business is dependent on attracting and training competent employees. The Company believes that the restaurant manager plays a significant role in the success of its business. Accordingly, the Company has established bonus plans pursuant to which certain of its supervisory employees may earn cash bonuses based upon both the sales and profits of their restaurants.

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

Tony Roma's   Operations

     Restaurant Format. Romacorp, Inc. operates, and through its affiliates, franchises casual-theme restaurants under the name Tony Roma's Famous For Ribsr. The restaurants offer a full and varied menu, including ribs, salads, steaks, seafood, chicken and other menu items. The decor of the restaurants is casual, and suitable for family dining. Recent renovations and new restaurants feature improved lighting and light color decor packages to attract a broader segment of customers. All entrees are prepared to order. Romacorp, Inc., through its affiliates, operates two Tony Roma's restaurants as joint ventures. The Company receives a fee for managing the joint venture restaurants and remits to the partners an agreed-upon percentage of gross sales.

     Menu and Food Preparation. All entrees served at Tony Roma's restaurants are prepared to order. The menu includes ribs, steak, chicken, seafood, sandwiches and salads. Tony Roma's signature product is baby back ribs. Guest checks average approximately $12.41 per person. Alcoholic beverages are served in all restaurants, and account for approximately 12% of sales.

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

     Franchising. Although the first Tony Roma's opened in 1972, franchising wasn't a key element of Tony Roma's growth strategy until 1984. At March 25, 1997, the Company had 49 franchisees operating 140 units world wide. The largest franchise holder operates a chain of 23 Tony Roma's restaurants. Although there are some individual unit franchisees, the Company seeks to attract franchisees who can develop several restaurants.

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

     International franchisees receive a modified version of the above services. Currently, international franchises require a fee of $30,000 per unit and royalty rate of 3% of gross sales. However, costs associated with visits to international locations by Romacorp personnel are borne by the international franchisee. International franchise holders also contribute 0.25% to a joint marketing account.

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

     A point-of-sale cash register system is installed in all company-operated restaurants. This POS system provides effective communication between the kitchen and the server, allowing employees to serve the customers in a quick and consistent manner while still maintaining a high level of control. It feeds data to the back office system that provides support for inventory, payroll, accounts payable and cash management. The back office system also provides management reporting and a communications interface to the corporate systems.

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

     Competition. The restaurant industry is intensely competitive with respect to price, value, service, location and food quality. Tony Roma's has developed brand identity within the casual theme segment and is the only national chain to focus on ribs. On a local and regional basis, the Company competes with smaller chains, which also specialize in ribs, and with larger concepts which include ribs as a menu item.

     Employees. At March 25, 1997, the Company owned Tony Roma's operations had approximately 2,600 employees including 50 headquarters and staff personnel, 1 president, 2 regional managers, 15 district managers, 207 restaurant management employees and approximately 2,325 restaurant employees (of whom approximately 76% are part-time). Romacorp, Inc. is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory.

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

       The location of the Company-owned and franchised restaurants is as follows:

             State/Country  Company-ownedJoint VentureFranchised

               Alabama             2         ---       ---
               Alaska            ---         ---         1
               Arizona           ---         ---         4
               California          5           1        31
               Colorado          ---         ---         5
               Florida            15         ---         3
               Hawaii            ---         ---         4
               Kansas            ---         ---         1
               Kentucky          ---         ---         2
               Maine             ---         ---         1
               Minnesota         ---         ---         2
               Missouri            1         ---       ---
               Nebraska          ---         ---         1
               Nevada              3         ---         4
               New York          ---         ---         1
               Ohio              ---         ---         3
               Oklahoma            1         ---       ---
               Oregon            ---         ---         3
               South Carolina      1         ---         2
               Tennessee           1         ---       ---
               Texas              11           1         3
               Utah              ---         ---         6
               Washington        ---         ---        11
               Wisconsin         ---         ---         3
               United States Total40           2        91

               Aruba             ---         ---         1
               Canada            ---         ---        10
               Caribbean         ---         ---         2
               China             ---         ---         1
               Guam              ---         ---         2
               Hong Kong         ---         ---         2
               Indonesia         ---         ---         2
               Japan             ---         ---        10
               Korea             ---         ---         3
               Mexico            ---         ---         3
               Peru              ---         ---         2
               Philippines       ---         ---         1
               Saipan            ---         ---         1
               Spain             ---         ---         5
               Singapore         ---         ---         2
               Taiwan            ---         ---         1
               Thailand         ---          ---         1
               International Total---        ---        49

               World Total        40           2       140
               Number of franchise holders              49

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

Cautionary  Factors  That  May  Affect Future Results,  Financial  Condition  or
Business

       In order to take advantage of the safe harbor provisions for forward-looking statements adopted by the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important risks, uncertainties and other factors that could affect the Company's actual results of operations, financial condition or business and could cause the Company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business or the results of operation, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, the Company. Except for the historical information contained herein, the statements made in this Report on Form 10-K are forward-looking statements that involve such risks, uncertainties and other factors that could cause or contribute to such differences including, but not limited to, those described below.

       Consumer Demand and Market Acceptance. Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service chains such as the Company's can also be materially and adversely affected by publicity resulting from food quality, illness, injury and other health concerns or operating issues stemming from one restaurant or a limited number of restaurants, including restaurants operated by the franchisor or another franchisee.

       Effectiveness of Franchisor Advertising Programs and the Overall Success of the Franchisor. The success of the Company is substantially dependent upon the effectiveness of PHI's advertising programs and development of new and successful products, and the overall success of Pizza Hut. Pizza Hut is undergoing  significant changes under the new management of  PHI  including  the introduction of "totally new pizzas" which are made with more abundant and better quality toppings. There can be no assurance that these changes in strategy will be successful. Further, PepsiCo, Inc. has announced its intention to spin-off its restaurant division, which includes Taco Bell, KFC and Pizza Hut. The Company cannot predict the impact, if any, on the overall success of Pizza Hut resulting from the spin-off from PepsiCo, Inc.; however, the Company does not anticipate it will have a material effect on its Pizza Hut operations.

        Integration and Assimilation of Acquired Restaurants. During the Company's fiscal year ended March 25, 1997, the Company acquired 91 Pizza Hut restaurants and the Company has acquired or has current agreements to acquire in the subsequent fiscal year approximately 213 additional Pizza Hut restaurants. The Company will expend substantial effort integrating these restaurants into its current system, including management, operational, purchasing, accounting and other systems. The Company's ability to effectively integrate these units is dependent upon, among other things, continued consumer demand in acquired markets, retention or attraction of qualified management personnel, and the Company's ability to implement its stringent labor and food control programs.

       Training and Retention of Skilled Management and Other Restaurant Personnel. The Company's success depends substantially upon its ability to recruit, train and retain skilled management and other restaurant personnel. There can be no assurance that labor shortages, economic conditions or other factors will not adversely affect the ability of the Company to satisfy its requirements in this area.

       Ability to Locate and Secure Acceptable Restaurant Sites. The success of restaurants is significantly influenced by location. There can be no assurance that current locations will continue to be attractive, or additional locations can be located and secured, as demographic patterns change. It is possible that the current locations or economic conditions where restaurants are located could decline in the future, resulting in potentially reduced sales in those locations. There is also no assurance that further sites will produce the same results as past sites.

      Competition. The Company's future performance will be subject to a number of factors that affect the restaurant industry generally, including competition. The restaurant business is highly competitive and the competition can be expected to increase. Price, restaurant location, food quality, quality and speed of service and attractiveness of facilities are important aspects of competition as are the effectiveness of marketing and advertising programs. The competitive environment is also often affected by factors beyond the Company's or a particular restaurant's control. The Company's restaurants compete with a wide variety of restaurants ranging from national and regional restaurant chains (some of which have substantially greater financial resources than the Company) to locally-owned restaurants. There is also active competition for advantageous commercial real estate sites suitable for restaurants.

       Unforeseeable Events and Conditions. Consumer patterns in the restaurant industry can be impacted by unforeseeable events and conditions, many of which are outside the control of the Company. These events include weather patterns, severe storms and power outages, natural disasters and other acts of God. Specific examples include but are not limited to the Company's concentration of Tony Roma's operations and franchisees in Florida and California, both being areas that have historically suffered from severe weather and natural disasters. There can be no assurance that the Company's operations will not be adversely affected by such events in the future.

       Commodities Costs, Labor Shortages and Costs and other Risks. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. Specifically, certain ingredients such as cheese and babyback ribs constitute a large percentage of the total cost of the Company's food products. Unforeseeable increases in the cost of these specific ingredients could significantly increase the Company's cost of sales and correspondingly decrease the Company's operating income. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), regional weather conditions, interest rates and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.

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

     The Pizza Hut restaurants and delivery units operated by the Company at March 25, 1997, are owned or leased as follows:

          Leased from unrelated third parties             304
          Leased from officers                              1
          Land and building owned by the Company          132
          Building owned by the Company and land leased    36
                                                          473

     The  amount of rent paid to unrelated persons is determined on a flat  rate
basis  or  as  a percentage of sales or as a combination of both.   Some  leases
contain provisions requiring cost of living adjustments.

     Rent paid to affiliates is determined as a combination of a flat rate or as a percentage of sales in excess of specified amounts. Generally, the percentage rate is 6% where both land and buildings are leased. Approximately 240 leases have initial terms which will expire within the next five years. Nearly all of these leases contain provisions allowing for the extension of the lease term.

     The Company owns its principal executive and administrative offices in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space, and a regional office in Memphis, TN. Currently, the Company leases from third parties office space for its regional offices in Little Rock, AR, Ridgeland, MS, Springfield, MO, Birmingham, AL, Evansville, IN, Shreveport, LA and Portland, OR.

Tony Roma's Operations

     The Company selects all company-operated restaurant sites, and must approve all franchised restaurant locations. Sites are selected using a screening model to analyze locations with an emphasis on projected financial return, demographics (such as population density, age and income distribution), analysis of restaurant competition in the area, and an analysis of the site characteristics, including accessibility, traffic counts, and visibility.

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

     The 40 Company-operated Tony Roma's restaurants at March 25, 1997, are owned and leased as follows:

          Leased from unrelated parties                   21
          Land and buildings owned                        13
          Building owned by the Company and land leased    6
                                                          40

     Some of Tony Roma's leases contain percentage rent clauses (typically 5% to 6% of gross sales) against which the minimum rent is applied, and most are net leases under which Tony Roma's pays taxes, maintenance, insurance, repairs and utility costs.

Properties Held For Sale or Liquidation

     In conjunction with the sale of Skipper's Inc. effective March 25, 1996, the Company retained nineteen fee simple properties that had previously been operated by Skipper's and had been closed prior to the sale. During fiscal 1997, the Company sold five properties leaving fourteen fee simple properties for sale at March 25, 1997. At the beginning of the year, thirteen of the nineteen fee simple properties were leased to tenants operating various businesses in the facilities. At March 25, 1997, ten of the fourteen fee simple properties were occupied by tenants.

     In addition to the properties held for sale, the Company had obligations related to thirty-nine properties at the beginning of the year, under operating leases, that had previously been operated as Skipper's restaurants. During the year, the Company bought out of six of these leases and two leases expired. At March 25, 1997, the Company remains obligated for thirty-one properties under operating leases, twenty-seven of which have been subleased. The Company continues to market the properties to other potential subtenants, while also pursuing alternative methods of extinguishing these commitments.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 25, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are elected by the Board of Directors and serve until their successors are duly elected and qualified or until their earlier resignation or removal. The executive officers of the Company and their current positions and ages are as follows:

     Name                Position                                           Age

     O. Gene Bicknell    Chairman of the Board, Chief Executive
                              Officer and Director                          64

     James K. Schwartz   President and Chief Operating Officer              35

     Marty D. Couk       Senior Vice President Pizza Hut Operations         42

     D. Blayne Vaughn    Vice President Pizza Hut Operations                40

     L. Bruce Sharp      Vice President Pizza Hut Operations                39

     Robert B. Page      President, Romacorp, Inc. (Tony Roma's Operations) 38

     Troy D. Cook        Vice President Finance, Chief Financial
                              Officer, Treasurer and Assistant Secretary    34

     David G. Short      Vice President Legal, General Counsel, Secretary   56

      O. Gene Bicknell founded the Company and has served as Chairman of the Board since 1962. He also served as Chief Executive Officer of the Company before July, 1993 and after January 30, 1995.

     James K. Schwartz joined the Company in December, 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In January, 1995 he was promoted to President and Chief Operating Officer.

      Marty D. Couk joined the Company as a restaurant manager trainee in April, 1979. He served in various capacities at the Company, including Field Specialist (1982), Area General Manager (1983) and Regional Manager (1987). He was promoted to Vice President of Pizza Hut Operations in December, 1992 and Senior Vice President of Pizza Hut Operations in September, 1993.

     D. Blayne Vaughn joined the Company in November, 1985 as an Area General Manager. He was promoted to Regional Manager in 1990 and then Regional Vice President in 1993. In May, 1997 he was promoted to Vice President of Pizza Hut operations.

     L. Bruce Sharp joined the Company in May, 1987 as an Area General Manager. He was promoted to Regional Manager in 1989 and Vice President of Pizza Hut operations in May, 1997.

      Robert B. Page became President of Romacorp, Inc. in 1994. He joined the Company in 1988 in the Pizza Hut division, serving as a Regional Manager and Senior Vice President of Pizza Hut Operations until he moved to Tony Roma's in 1993 as its Chief Operating Officer.

      Troy D. Cook joined the Company in February, 1995 as Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary. Prior to that, he was Vice President and Chief Operating Officer of Oread Laboratories from 1991 to 1995 and Director of Accounting of American Italian Pasta Company from 1990 to 1991. Mr. Cook is a certified public accountant.

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


                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
     MATTERS

     The information required by this Item is incorporated herein by reference from page 28 of the Company's 1997 Annual Report to Stockholders, included herein as Exhibit 13.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated herein by reference from page 10 of the Company's 1997 Annual Report to Stockholders, included herein as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference from pages 11 through 15 of the Company's 1997 Annual Report to Stockholders, included herein as Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated herein by reference from pages 16 through 26 of the Company's 1997 Annual Report to Stockholders, included herein as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with, the Company's independent accountants on accounting or financial disclosure matters.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item (except for the information set forth in Item 4A of Part I hereof with respect to the Registrant's executive officers) is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 15, 1997, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The  information  required  by  this Item concerning  remuneration  of  the
Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
      FORM 8-K


       (a) List of Documents filed as part of this Report

     1)        Financial Statements

       The following financial statements of the Registrant and report of the Registrant's independent auditors, included in the Registrant's Annual Report to Stockholders for the year ended March 25, 1997, are incorporated by reference in Item 8 to this report:

       Report of Independent Auditors

       Consolidated Balance Sheets as of March 25, 1997 and March 26, 1996.

       Consolidated Statements of Operations for the years ended March 25, 1997, March 26, 1996 and March 28, 1995.

       Consolidated Statements of Stockholders' Equity for the years ended March 25, 1997, March 26, 1996 and March 28, 1995.

       Consolidated Statements of Cash Flows for the years ended March 25, 1997, March 26, 1996 and March 28, 1995.

       Notes to Consolidated Financial Statements.

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

     3)Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                    Page Number or
Exhibit                                             Incorporation
Number                                                Description  by  Reference
from

2.0   Asset Sale Agreement by and between R&W       Exhibit 2.0 to Form 8-K
      Pizza Huts of North Carolina, Inc., Clyde E. filed November 15, 1996 Keller and Eldon D. Amandus, Sellers with
      R&W Pizza Huts of North Carolina Building
      Partners and NPC International, Inc., Buyer dated October 30, 1996

2.1   Asset Sale Agreement by and among Pizza Hut,  Exhibits 2-A and 2-B to
      Inc. and certain subsidiaries and             Form 8-K filed April 14,
      NPC International,Inc. and certain            1997
      subsidiaries dated March 3,1997 and
      amended March 27, 1997

2.2   Asset Purchase Agreement by and between       Exhibit 2-A to Form 8-K
      Jamie B.Coulter, et al., Sellers and NPC      filed May 29, 1997
      International, Inc. and certain subsidiaries dated May 14, 1997.

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

4.1   Specimen Stock Certificate                    Exhibit 1 to
      For Common Stock                              to Form 8-A
                                                    filed July 31, 1995
                                                    EDGAR 748714-94-000016

10.01 Franchise Agreement between                   Exhibit 10.01 to
      Pizza Hut, Inc. and NPC                       to Form 10-Q
      International, Inc. (sample document)         filed August 1, 1994
      effective March 30, 1994                      EDGAR 748714-94-000016

10.02 Assignment of and Blanket Amendment           Exhibit 10.02 to this
      to Franchise Agreements                       Form 10-K

10.03 Franchise Agreement between Pizza             Exhibit 10.03 to this
      Hut, Inc. and NPC Management, Inc.            Form 10-K

10.04 Profit Sharing Plan of                        Exhibit 10.25 to Form 10-K
      NPC International, Inc.                       for the year ended March
dated July 1, 1992, as amended                      30, 1993

                                                    Exhibit 10.29 to Form 10-K
for   the year ended March                            29, 1994
                                                    EDGAR 748714-94-000009

                                                    Exhibit 10.33 to Form 10-Q
                                                    filed August 1, 1994
                                                    EDGAR 748714-94-000016

10.05 Fourth Amendment to the NPC International,    Exhibit 10.05 to this
      Inc. Profit Sharing Plan dated                Form 10-K
      October 20, 1995

10.06 Fifth Amendment to the NPC International,     Exhibit 10.06 to this
      Inc. Profit Sharing Plan effective            Form 10-K
      July 12, 1994

10.07 Sixth Amendment to the NPC International,     Exhibit 10.07 to this
      Inc. Profit Sharing Plan dated                Form 10-K
      October 29, 1996

10.08 Seventh Amendment to the NPC International,   Exhibit 10.08 to this
      Inc. Profit Sharing Plan effective            Form 10-K
      January 1, 1997

10.09 NPC International, Inc. 1984 Amended and      Exhibit 10(t) to Form 10-K
      Restated Stock Option Plan                    filed June 25, 1990

10.10  NPC  International,  Inc.  1994  Stock  Option      Exhibit  A  to  Proxy
Plan  dated May 3, 1994                              Statement to Annual Meeting
of Stockholders
                                                    filed June 13, 1994
                                                    EDGAR 748714-94-000007

10.11 Senior Note Purchase Agreement made by and    Exhibit 10.26 to Form 10-K
      between Pacific Mutual Life Insurance Company,  for the year ended March
Pacific Corinthian Life Insurance Company,          30, 1993
      Lutheran Brotherhood and NPC International,
      Inc., as amended

                                                    Exhibit 10.39 to Form 10-K
                                                    for the year ended March
28, 1995

                                                    Exhibit 10.43 to Form 10-K
                                                    for the year ended March
28, 1995

                                                    Exhibit 10.44 to Form 10-K
                                                    for the year ended March
28, 1995

10.12 Amendment to the Senior Note Purchase         Exhibit 10.12  to this
      Agreement made by and between Pacific Mutual  Form 10-K
      Life Insurance Company, Pacific Corinthian
      Life Insurance Company, Lutheran Brotherhood and NPC International, Inc. dated May 29, 1996

10.13 Amendment to the Senior Note Purchase         Exhibit 10.13  to this
      Agreement made by and between Pacific Mutual  Form 10-K
      Life Insurance Company, Pacific Corinthian
      Life Insurance Company, Lutheran Brotherhood and NPC International, Inc.dated March 3, 1997

10.14 Amendment to the Senior Note Purchase         Exhibit 10.14  to this
      Agreement made by and between Pacific Mutual  Form 10-K
      Life Insurance Company, Pacific Corinthian
      Life Insurance Company, Lutheran Brotherhood and NPC International, Inc. dated May 8, 1997

10.15 NPC Management, Inc. $50 million 7.94% Senior Exhibit 10.15  to this Form
Guaranteed Notes due May 1, 2006, dated             10-K
      May 1, 1997

10.16  $160 million Revolving Credit Agreement dated Exhibit 10.16 to this  Form
as of March 5, 1997 among NPC International,        10-K
      Inc., various banks and Texas Commerce Bank
      National Association as Agent and NationsBank of Texas, N.A. as Documentation Agent


10.17 Amended and Restated Revolving Credit         Exhibit 10.17 to this Form
      Agreement dated May 8, 1997, effective        10-K
      March 26, 1997, among NPC Management,
      Inc., various banks and Texas Commerce Bank
      National Association as Agent and NationsBank of Texas, N.A. as Documentation Agent

10.18  $15 Million Revolving Credit Agreement dated  Exhibit 10.18 to this  Form
as of March 5, 1997 among NPC International,        10-K
      Inc., various banks and Texas Commerce Bank
      National Association as Agent


10.19 $15 Million Amended and Restated Revolving    Exhibit 10.19 to this Form
      Credit Agreement dated as of May 8, 1997      10-K
      among NPC International, Inc., various banks and Texas Commerce Bank National Association as Agent

10.20 Amended and Restated Master Shelf and         Exhibit 10.20 to this Form
      Assumption Agreement dated May 8, 1997,       10-K
      effective March 26, 1997, between NPC
      Management, Inc. and The Prudential
      Insurance Company of America

10.21 Leases between the Company and                Exhibit 10(e) to Form S-1
      Messrs. Bicknell and Elliott                  Registration Statement
                                                    effective August 14, 1984
                                                    File #2-91885

10.22 Employment Agreement between                  Exhibit 10.45
      NPC International, Inc. and                   to Form 10-K for the
      James K. Schwartz dated January 27, 1995      year ended March 28, 1995

10.23  Acquisition agreement by and among Seattle    Exhibit  2.0  to  Form  8-K
Crab Co., NPC International, Inc. and               filed March 28, 1996
      Skipper's, Inc. dated as of March 25, 1996


10.24  Lease  Indemnification Agreement               Exhibit 2.1  to  Form  8-K
filed March 28, 1996

10.25  Liability  Assumption Agreement                Exhibit 2.2  to  Form  8-K
filed March 28, 1996

10.26  Environmental Compliance Agreement            Exhibit  2.3  to  Form  8-K
filed March 28, 1996

10.27  Non-Competition Agreement                     Exhibit  2.5  to  Form  8-K
filed March 28, 1996

11    Statement regarding computation of per        Exhibit 11
      share earnings for the year ended             to From 10-K for the
      March 25, 1997, March 26, 1996, and           year ended March 25, 1997
      March 28, 1995, attached hereto.

13    1997 Annual Report to Stockholders            Exhibit 13
      (only those portions of such Annual Report to to Form 10-K for the
      Stockholders which are specifically           year ended March 25, 1997
      incorporated by reference into this Form
      10-K shall be deemed to be filed with
      the Commission)

21    List of Subsidiaries                          Exhibit 21 to this
                                                    Form 10-K

23    Consent of Ernst & Young LLP                  Exhibit 23 to
                                                    Form 10-K for the year
                                                    ended March 25, 1997

     (b)            Reports on Form 8-K

     The following forms were filed on Form 8-K following December 24, 1996:

     Announcement of 122 unit acquisition from         Filed February 3, 1997
     Pizza Hut, Inc.

     Completion of Phase I of 122 Unit Acquisition     Filed March 18, 1997
     from Pizza Hut, Inc.

     Completion of 122 Unit Acquisition from           Filed April 14, 1997
     Pizza Hut, Inc.

     Announcement of 52 Unit Acquisition from          Filed April 17, 1997
     Pizza Hut, Inc.

     Announcement of 100 Unit Acquisition from          Filed May 12, 1997
     Jamie B. Coulter

     Closing on 82 of 100 Unit Acquisition from         Filed May 29, 1997
     Jamie B. Coulter
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the 6th day of June, 1997 on its behalf by the undersigned, thereunto duly authorized.

NPC INTERNATIONAL, INC.

By      Troy D. Cook
   Vice President, Chief Financial Officer,
   Treasurer, Assistant Secretary
   (Principal Financial Officer)


By      Alan L. Salts
   Corporate Controller and
   Chief Accounting Officer
   (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of June, 1997.

    O. Gene Bicknell          Chairman of the Board, Chief Executive
                              Officer and Director
                              (Principal Executive Officer)

     James  K.  Schwartz         President, Chief Operating Officer  and
Director

    Troy D. Cook              Vice President Finance, Chief Financial
                              Officer, Treasurer and Assistant Secretary
                              (Principal Financial Officer)

    David G. Short            Secretary

    Fran D. Jabara            Director

    Robert E. Cressler        Director

    Mary M. Polfer            Director

    William A. Freeman        Director