Form 10-Q
period 1997-06-24
NPC INTERNATIONAL INC
filed 1997-08-08
CIK 748714

16



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934  For the Fiscal Quarter Ended             June 24, 1997

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


The number of shares outstanding of the registrant's class of common stock as of July 29,1997:

              Common Stock, $0.01 par value - 24,667,671



NPC INTERNATIONAL, INC.



INDEX


                                                      PAGE

PART I.   FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets --
        June 24, 1997 and March 25, 1997                3

    Consolidated Statements of Income --
        For the Thirteen Weeks Ended
        June 24, 1997 and June 25, 1996                 4

    Condensed Consolidated Statements of Cash Flows
        For the Thirteen Weeks Ended
        June 24, 1997 and June 25, 1996                 5

    Notes to Condensed Consolidated Financial Statements6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations   7


PART II.OTHER INFORMATION                              14


                         PART I - FINANCIAL INFORMATION
                             NPC International, Inc.
                      Condensed Consolidated Balance Sheets
              (Unaudited, dollars in thousands, except share date)

                                              Thirteen Weeks Ended
                                         June 24, 1997      March 25, 1997
ASSETS
Current assets:
 Cash and cash equivalents                 $    5,281    $            -
 Inventories of food and supplies               3,626             2,577
 Income tax receivable                              -             1,737
 Other current assets                           9,160             9,437
   Total current assets                        18,067            13,751

Facilities and equipment, net                 140,026           126,461
Franchise rights, net                         194,159            92,318
Goodwill                                       18,013            18,228
Other assets                                    8,427             9,149
TOTAL ASSETS                               $  378,692    $      259,907

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                          $   19,338    $       11,624
 Accrued interest                               2,396             1,997
 Accrued payroll                                8,259             4,412
 Other current liabilities                     16,162            11,123
   Total current liabilities                   46,155            29,156

Long-term debt                                209,477           116,777
Other deferred items                           21,423            18,181

Stockholders' Equity:
 Common stock, $.01 par value
 100,000,000 shares authorized,
 27,592,510 issued                                276               276
Paid-in capital                                20,976            20,978
Retained earnings                             100,552            94,827
                                              121,804           116,081
Less treasury stock at cost, representing
 2,942,163 and 2,957,307 shares,
 respectively                                 (20,167)          (20,288)
   Total stockholders' equity                 101,637            95,793

TOTAL LIABILITIES AND EQUITY               $  378,692         $ 259,907

See notes to Condensed Consolidated Financial Statements




                             NPC International, Inc.
                        Consolidated Statements Of Income
              (Unaudited, dollars in thousands, except share data)

                                              Thirteen Weeks Ended
                                         June 24, 1997 June 25, 1996

Net Sales                                $  101,067     $   70,832
Net franchise revenue                         2,050          2,094
 Total revenue                              103,117         72,926

Cost of sales                                28,124         19,430
Direct labor                                 29,424         19,493
Other                                        26,278         17,738
 Total operating expenses                    83,826         56,661

Income from restaurant operations            19,291         16,265
General and administrative expenses           5,284          4,561
Depreciation and amortization                 2,366          1,303

Operating income                             11,641         10,401

Other expense:
 Interest expense                            (3,030)        (1,284)
 Other                                          197            (68)

Income before income taxes                    8,808          9,049

Provision for income taxes                    3,083          3,527

Net income                               $    5,725     $    5,522

Earning per share                        $      .23     $      .22

Weighted average shares outstanding      25,182,948     25,020,300

See notes to Condensed Consolidated Financial Statements

                             NPC International, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                        (Unaudited, dollars in thousands)

                                             Thirteen Weeks Ended
                                         June 24, 1997           June 25, 1996

Cash Flows Provided By Operating Activities:

Net income                                  $ 5,725                 $ 5,522
Depreciation and amortization                 5,567                   3,883
Amortization of start-up costs                  674                     330
Change in assets and liabilities,
net of acquisitions                          17,959                   4,281
 Net cash flows provided by operating
 activities                                  29,925                  14,016

Cash Flows Used In Investing Activities:

Capital expenditures                         (8,560)                 (9,521)
Acquisition of business assets,
 net of cash                               (109,516)                     -
Proceeds from sale of capital assets            313                   7,600
Changes in other assets, net                    677                      31
 Net cash flows used in investing
 activities                                (117,086)                 (1,890)

Cash Flows Provided By (Used In) Financing Activities:

Net change in revolving credit agreements    51,567                  (3,975)
Proceeds from issuance of long-term debt     49,756                       -
Payment of long-term debt                    (9,000)                 (9,232)
Exercise of stock options                       119                   1,004
 Net cash flows provided by (used in)
 financing activities                        92,442                 (12,203)


Net Change In Cash And Cash Equivalents       5,281                     (77)

Cash And Cash Equivalents At
Beginning Of Period                              -                    1,584

Cash And Cash Equivalents At End Of Period  $ 5,281                 $ 1,507

See notes to Condensed Consolidated Financial Statements

                             NPC International, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1- Basis Of Presentation

The financial statements include the accounts of NPC International, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions are eliminated.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles or annual financial statement reporting purposes. These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report on Form 10-K for the fiscal year ended March 25, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 24, 1997 and March 25, 1997, the results of operations and cash flows for the thirteen weeks ended June 24, 1997 and June 25, 1996. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

Note 2 - Cash Flows

There were cash receipts from income tax refunds of $146,000 in the thirteen weeks ended June 24, 1997, and cash payments for income taxes of $749,000 in the thirteen weeks ended June 25, 1996. Cash paid for interest for the thirteen weeks ended June 24, 1997 and June 25, 1996 was $2,761,000 and $2,500,000, respectively.

Note 3 -  Acquisitions

On October 31, 1996, the Company acquired 31 units in North Carolina from R&W Pizza Huts of North Carolina for $27.5 million. Annual sales volume for the year prior to acquisition was approximately $24 million.

On March 6, 1997, the Company closed on Phase I of a 122 unit acquisition from Pizza Hut, Inc. (PHI). Phase I consisted of 60 units with a purchase price of $27.3 million. On March 27, 1997, the Company closed on Phase II of the PHI acquisition consisting of 62 units and the operations of four others with a purchase price of $28.1 million. For the year ended December 31, 1996, annual sales volume for the 122 PHI units was approximately $71 million.

On April 15, 1997, the Company entered into a letter of intent with PHI to acquire 52 units in North Dakota, South Dakota, and Minnesota for $31 million. This transaction closed June 5, 1997, except for one unit in Minnesota. The closing of the remaining unit was on July 10, 1997. For the year ended December 31, 1996, annual sales volume for the 52 PHI units was approximately $34 million.

On April 23, 1997, the Company entered into a letter of intent with Jamie B. Coulter to purchase 100 units in 11 states which generated approximately $60 million in sales during the year ended December 31, 1996 for $57 million. This transaction closed May 15, 1997, except for 18 North Carolina units, which are being managed until acquired, subject to resolution of certain contingencies. The results of these managed units are reflected in the financial statements as if owned. On July 16, 1997, the Company closed on 10 of the North Carolina units. The remaining eight North Carolina units are expected to be acquired subject to certain contingencies.

The following unaudited pro forma results for the thirteen weeks ended June 24, 1997, and June 25, 1996, were developed assuming the above units had been acquired at the beginning of those quarters. The unaudited pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective periods nor are they necessarily indicative of results that may occur in the future.




        Pro Forma Results (unaudited)
        (Dollars in thousands except          June 24,      June 25,
        per share data)                           1997         1996

           Total revenues                     $117,738     $122,481
           Net income                            6,316        6,162
           Net income per share                    .25          .25



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to Consolidated Financial Statement included in this Form 10-Q and the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 25, 1997.

Overview - The Company is the largest Pizza Hut franchisee in the world. In addition to Pizza Hut, the Company is the owner/franchisor of Tony Roma's the casual theme restaurant "Famous for Ribs". Romacorp, Inc. was acquired in June 1993.

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

All of the Company's concepts serve beer and/or other alcoholic beverages. These products are not a significant portion of the sales mix at Pizza Hut, and they comprise approximately 12% of sales for Tony Roma's.

Service - Pizza Hut provides a buffet with table service for beverages during lunch and full table service for dinner, with delivery and carry-out available throughout the day. Tony Roma's offers a fully staffed dining experience throughout the day and evening.

Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. Fiscal year ended March 31, 1998, will contain 53 weeks and the fourth quarter will contain 14 weeks.

Development

Activity with respect to unit count during the quarter is set forth in the table below:

                              SYSTEM UNIT ACTIVITY
                               1998 FIRST QUARTER

                  Beginning Developed (3) Acquired Closed (3) Sold Ending Company Owned
Pizza Hut (1)
  Restaurant          358         3           179      (1)       --    539
  Delivery            115         --           42      (1)       --    156
     Total Pizza Hut  473         3           221      (2)       --    695
Tony Roma's (2)        40         1            --      --        --     41
  Total Company Owned 513         4           221      (2)       --    736

Franchised
  Tony Roma's         140         3            --      (1)       --    142

Total System          653         7           221      (3)       --    878

(1) Includes the following units being operated by NPC under management agreements: 2 restaurants and 2 delivery units in Louisiana, 2 restaurants in Illinois, 16 restaurants and 2 delivery units in North Carolina, and 8 restaurants in Delaware.
(2)   Excludes 2 units operated as joint ventures by the Company.
(3)   Excludes one Tony Roma's and one Pizza Hut replacement unit.


During the quarter, 221 Pizza Hut units or operations were acquired. This includes 113 units purchased from PHI, 74 units purchased from franchisee Jamie B. Coulter, and four units purchased from franchisee Glen Long. The operations of four units were purchased from PHI and the operations of eight units were purchased from Jamie B. Coulter. The Company also managed 18 units in North Carolina for Coulter and recorded the results as if owned. Ten of the 18 North Carolina units were purchased subsequent to the period end. The remaining eight are expected to be acquired subject to certain contingencies. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information on the acquisitions.)

Additionally, three Pizza Hut units were developed and one replacement store opened during the quarter.

Tony Roma's opened three stores during the quarter which included one replacement unit. To date the Company has completed the construction of four new units and under its ongoing strategy to maximize stockholder value will continue to evaluate its allocation of capital for the planned development of Tony Roma's after consideration of the following: (1) the Company's capital requirements and return expectations relative to its Pizza Hut acquisition
strategy   (2)  overall  maintenance of the  Company's  leverage  and  capital
structure  and   (3)  availability of real estate in the Company's  development territories at prices which justify such investment.

Two Tony Roma international franchise units opened and one domestic franchise unit opened during the quarter. The Company expects franchisees to open approximately 15 units during the fiscal year.


Results of Operations - Set forth below is a table of revenues, and operating expenses as a percent of revenues for the thirteen weeks ended June 24, 1997 and June 25, 1996 (dollars in thousands) at the beginning of the section discussing the results of operations for each concept operated by the Company. Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include royalties (Pizza Hut only), rent, depreciation, advertising, utilities, supplies and insurance among other costs directly associated with operating a restaurant facility.


                         PIZZA HUT OPERATIONS
                               (Unaudited)
                                           Thirteen Weeks Ended
                                      June 24, 1997     June 25, 1996
     Revenue
     Restaurant Sales                 $     64,201        $   41,664
     Delivery Sales                         16,641            12,911
         Total Revenue                $     80,842        $   54,575

     Restaurant Operating Expenses
     as a Percentage of Revenue:

     Total Expenses (1)
     Cost of Sales                           26.6%            25.6%
     Direct Labor                            28.5%            26.8%
     Other                                   26.5%            25.5%
         Total Operating Expenses            81.6%            77.9%
     Restaurant Based Income                 18.4%            22.1%

     Restaurant Expenses (2)
     Cost of Sales                           26.7%            25.7%
     Direct Labor                            27.3%            25.5%
     Other                                   26.9%            25.7%
         Total Operating Expense             80.9%            76.9%
     Restaurant Based Income                 19.1%            23.1%

     Delivery Expenses (3)
     Cost of Sales                           26.3%            25.0%
     Direct Labor                            33.2%            30.7%
     Other                                   24.6%            24.6%
         Total Operating Expenses            84.1%            80.3%
     Restaurant Based Income                 15.9%            19.7%

          (1) As a percent of total revenue
          (2) As a percent of restaurant sales
          (3) As a percent of delivery sales

Comparison of Pizza Hut Operating Results for the Thirteen Weeks Ended June 24, 1997 with the Thirteen Weeks Ended June 25, 1996

Net revenue from Pizza Hut operations was $80.8 million for the quarter, which was $26.3 million or 48.1% above the same period last year due to acquisitions during the past year. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information on the acquisitions.) The increase in revenue from acquired stores was partially offset by a comparable sales decline of 9.7% which is primarily due to the decline in the sales of TripleDecker. For the quarter ended June 25, 1996, TripleDecker sales represented 7.7% of sales but represented only .2% of sales in the current quarter. On May 1, Pizza Hut introduced it's "Totally New Pizzas". Effective with the introduction all pizzas made by Pizza Hut feature larger, more abundant toppings including fresh vegetables

Cost of sales as a percent of revenue increased from 25.6% during the same quarter last year, to 26.6% for this year. The increase is attributable to the addition of newly acquired restaurants which have not yet adopted the Company's food cost management systems and historically experienced higher food cost and higher food costs associated with the new pizza. Cheese costs for the quarter remained favorable, an average of 8.3% lower than the same quarter last year. (See Effects of Inflation and Other Matters for additional information on cheese costs.)

Direct labor for the quarter was 170 basis points higher than the same period last year. This variance results from higher labor costs than typically experienced by the Company in the acquired stores, training costs associated with the assimilation of 221 acquired units during the quarter, de-leveraging of labor due to lower unit volumes, training associated with the new pizza and the increase in minimum wage effective October, 1996. (See Effects of Inflation and Other Matters for additional information on minimum wage increases.)

Other operating expense for the quarter was 100 basis points over the prior year. This is largely due to the July, 1996, increase in the franchise fee paid to the Company's franchisor from an effective rate of 2.25% to 4%. This increase was partially offset by a decrease in net customer delivery expenses.


                         TONY ROMA'S OPERATIONS
                          (Unaudited)

                                                   Thirteen Weeks Ended
                                             June 24, 1997    June 25, 1996

     Revenue
     Restaurant Sales                        $    20,225       $   16,257
     Franchise Revenue                             2,050            2,094
     Total Revenue                           $    22,275       $   18,351

     Restaurant Operating Expenses
     as a Percentage of Sales
     Cost of Sales                                 32.6%            33.7%
     Direct Labor                                  31.5%            30.1%
     Other                                         24.2%            23.7%
     Total Operating Expenses                      88.3%            87.5%
     Restaurant Based Income                       11.7%            12.5%
     Income from System Operations (1)             19.9%            22.5%

          (1) Net franchise revenue and restaurant based income as a percent of total revenue

Comparison of Tony Roma's Operating Results for the Thirteen Weeks Ended June 24, 1997 with the Thirteen Weeks Ended June 25, 1996

Restaurant sales  for  the quarter  increased 24.4% or $4 million over the same
period of last year.   The increase  is  attributable to restaurant development
and a comparable sales increase of 2.5% for stores open for more than 18 months. Also impacting the change in sales was a price increase of approximately 2% in October, 1996. The Company estimates it realized approximately 50% of this increase due to changes in sales mix.

Net  franchise revenue for the quarter was down $44,000 or 2.1% compared to the
same  quarter  last  year.   This  is  largely  due  to  the  sale  of  certain
international territory rights during the same quarter last year.

Cost of sales as a percent of revenue declined 110 basis points from the same quarter last year. This improvement is despite an increase of approximately 15% in rib costs over the prior year. (See Effects of Inflation and Other Matters for additional information on rib costs.) This improvement in cost of sales as a percent of revenue is due to the menu price increase in October, 1996, a planned migration to higher margin products and reduced waste.

Direct labor as a percentage of revenue for the quarter increased from 30.1% in the prior year to 31.5% in the current period. The increase is attributed to inefficiencies related to the five stores opened in the last six months and the three scheduled to open in the next three months. Strategically, staffing levels at restaurant openings are higher than at units with a mature operation. Additionally, during this time, focus is placed on maintaining the number of tables in service at lower than normal levels. This is done to ensure a quality experience and promote long-term, repeat business. This results in additional labor cost during the first six months of operation although significant improvement is expected within the first sixteen weeks.

Other operating expense increased 50 basis points. During the fourth quarter of fiscal 1996 the Company recorded an impairment charge related to eight restaurants to be closed. In the first quarter of fiscal 1997 seven of these restaurants remained in operation, however, in accordance with the provisions of SFAS 121 no depreciation was recorded for these units benefiting other operating expenses. During the first quarter of fiscal 1998 only one of these restaurants remained in operation through May 18, 1997, when the store was relocated. Consequently, other operating expense as a percent of sales is higher in the current quarter than it was in the same quarter of the prior year.


Consolidated Results

Comparison of Consolidated Operating Results for the Thirteen Weeks Ended June 24, 1997 with the Thirteen Weeks Ended June 25, 1996

Total consolidated revenue was $103.1 million, up 41.4%, or $30.2 million over the $72.9 million recorded during the same quarter last year. This growth is due to the revenue contributed from the acquired Pizza Hut units and Tony Roma's unit development and comparable sales growth. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information on the acquisitions.)

Consolidated income from restaurant operations was $19.3 million or 18.7% of revenue for the quarter compared to $16.3 million or 22.3% last year for an increase of $3 million or 18.6%. Income from restaurant operations as a percent of revenue decreased from the prior year due to the decrease in operating margin attributable to the factors previously outlined in the concept specific discussion of operating results.

While consolidated revenue increased 41.4%, increased leverage on general and administrative costs was apparent as these costs increased $723,000 or 15.9% compared to the same quarter last year. As a percent of sales, these costs declined 120 basis points compared to the same quarter last year due to increased leverage on these costs from the acquired stores. Depreciation and amortization increased 50 basis points as a percent of sales due to increased franchise rights amortization associated with acquisitions completed since the same quarter last year.

Increased borrowings associated with the acquisitions resulted in a $1.7 million increase for the quarter in interest charges compared to same period last year. Net income for the quarter was $5,725,000 compared to $5,522,000 for the same period last year. The effective income tax rate for the quarter was 35% compared to 39% for the same period last year. The decrease in the income tax rate is due to the realization of tax benefits associated with the implementation of a corporate reorganization and the realization of various tax credits.


Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $29.9 million for the quarter an increase of 114% over the $14 million for the same period of the prior year. This improvement is due to the initial leverage obtained from acquired stores, which like the Company operate with a working capital deficit.

In addition to cash provided by operations, the Company has a $200 million unsecured line of credit through March 3, 2000. At June 24, 1997, the Company had $78 million available borrowing capacity under this agreement. The acquisitions completed during the quarter were funded through the line of credit and the issuance of $50 million of senior unsecured notes to institutional lenders. Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience.

At June 24, 1997, the Company had not closed on 23 Pizza Hut units under asset purchase agreements. The purchase of 11 of these units occurred subsequent to June 24, 1997, for $6.9 million. The purchase of the remaining twelve units is expected to close during the next quarter for $5.3 million.

During the quarter ended June 24, 1997, the Company made all scheduled principal and interest payments.

Restaurant development at Tony Roma's and Pizza Hut, in addition to normal recurring capital expenditures and technology investments in the acquired stores, resulted in $8.6 million of total capital expenditures for the quarter ended June 24, 1997 compared to $9.5 million of total capital expenditures for the same period a year ago. Investing activities for the current quarter also included $110 million paid for acquisitions previously discussed.

The Company anticipates cash flow from operations and additional borrowing will be sufficient to fund continuing expansion and improvements and to service debt obligations. The Company's ability to make additional acquisitions is subject to certain financial covenants or, if necessary and warranted, the Company's ability to obtain additional equity capital.


Seasonality

As a result of the diversification in restaurant concepts, the Company has historically not experienced significant seasonal sales fluctuations on a consolidated basis. However, each concept is impacted by individual sales trends. Tony Roma's sales are traditionally higher from January to March due to an increase in vacation and part time residence activity in the desert and beach areas where a significant number of the Company's facilities are located. Pizza Hut sales are largely driven through advertising and promotion and are adversely impacted in economic times that generally require high cash flow from consumers such as back-to-school and holiday seasons.

Effects of Inflation

Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Because most of the Company's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will effect the Company's labor costs. The Company cannot always effect immediate price increases to offset higher costs and no assurance can be given that the Company will be able to do so in the future.

Federal wage laws will increase the minimum wage to $5.15 per hour in September 1997. Notwithstanding potential menu price increases and operational strategies, this increase is expected to raise labor costs one half of one percentage point for both concepts.

Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Baby back ribs represent approximately 28% of the menu mix at Tony Roma's. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Significant changes in the prices of these commodities would have an impact on the Company's food cost as a percent of revenue.

Cheese costs are expected by the Company to be at or below last year's levels for the second quarter and, provided favorable weather and supply and demand conditions continue, cost should remain below last year's unusually high levels into the third quarter.

The prices of baby-back ribs are expected to be impacted by two factors which could have opposite effects on such prices. First, downward pressure on prices is anticipated in the fall due to expected increased demand from Japan for boneless pork in the United States. Taiwan, Japan's primary supply of boneless pork, was recently adversely impacted by "Hoof and Mouth" disease which is expected to cause Japan to look to the United States to meet demand. Increased boneless pork production in the United States would increase the supply of baby-
back  ribs.   Second, a significant increase in domestic demand  for  baby-back ribs has caused upward pressure on prices. Currently, baby-back rib prices are 25% to 40% above last year's levels. The Company expects that the net effect of the two factors discussed above will be that baby-back rib prices will exceed last year's levels. However, due to market volatility, the magnitude of this increase cannot be fully quantified until the Company makes its fall rib purchase.

Increases  in  interest  rates would directly affect  the  Company's  financial
results.   At  the  end  of the quarter $92 million or  44%  of  the  Company's borrowings  were  under long-term fixed rate agreements.  Under  the  Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates. The Company actively utilizes these options as well as other hedging strategies including interest rate swap products to reduce interest rate exposure.

Forward Looking Comments

The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties, including but not limited to: consumer demand and market acceptance risk; the effectiveness of franchisor advertising programs, and the overall success of the Company's franchisor; the integration and assimilation of acquired restaurants; training and retention of skilled management and other restaurant personnel; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, the cost of commodities and other food products, labor shortages and costs and other risks detailed in the Company's Securities and Exchange Commission filings.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended March 25, 1997.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on July 15, 1997.

(b) Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition of the nominees as listed in the proxy statement, and all such nominees were elected pursuant to the vote stockholders.

Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits.

     The following Exhibits are filed as part of this Report:

      Exhibit 11 - Statement Regarding Computation of Per Share Earnings

      Exhibit 27 - Financial Data Schedule

 (b) Reports on Forms 8-K  (incorporated by reference)

      The following reports on Form 8-K were filed during the thirteen weeks ended June 24, 1997:

  April  14, 1997     Closing on 122 unit acquisition from Pizza Hut,  Inc.  and
                      Subsidiaries
  April 17, 1997      Announcement of the Company's acquisition of 52 Pizza  Hut units from Pizza Hut, Inc.
  May 12, 1997        Announcement of the Company's acquisition of 100 Pizza Hut units from Jamie B. Coulter
  May 29, 1997        Closing on 100 unit acquisition from Jamie B. Coulter
  June  09,  1997     Amendment to Form 8K dated March 27, 1997 and April  14,
                      1997  pertaining to 122 unit acquisition from Pizza Hut,
                      Inc. and Subsidiaries to include audited and pro forma
                      financial information
  June  20, 1997      Closing on 52 unit acquisition from Pizza Hut,  Inc.  and
                      Subsidiaries



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NPC INTERNATIONAL, INC.
                              (Registrant)


DATE: August 6, 1997
 Vice President Finance       Troy D. Cook
 Chief Financial Officer
 Principal Financial Officer


DATE: August 6, 1997
 Corporate Controller         Alan L. Salts
 Chief Accounting Officer
 Principal Accounting Officer


                                   Exhibit 11
                             NPC INTERNATIONAL, INC.
              Statement Regarding Computation of Per Share Earnings
                                   (Unaudited)

                                                       Thirteen Weeks Ended
                                                  June 24, 1997   June 25,1996
PRIMARY
Shares outstanding at beginning of period          24,604,269       24,522,432

Weighted average of shares
issued during period                                    8,082           98,230

Assuming exercise of options and warrants
reduced by the number of shares which could
have been purchased with the proceeds from exercise   570,597          399,638

Shares outstanding for computation
of per share earnings                              25,182,948       25,020,300

Net income                                        $ 5,725,000      $ 5,522,000

Earnings per share                                $       .23      $       .22

FULLY DILUTED
Shares outstanding at beginning of period          24,604,269       24,522,432

Weighted average of shares issued
during period                                           8,082           99,230

Assuming exercise of options and warrants
reduced by the number of shares which could
have been purchased with the proceeds from exercise   618,006          399,638

Shares outstanding for computation
of per share earnings                              25,230,357       25,021,300

Net income                                        $ 5,725,000      $ 5,522,000

Earnings per share                                $       .23      $       .22