Form 10-Q
period 1997-09-23
NPC INTERNATIONAL INC
filed 1997-11-03
CIK 748714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549



FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934  For the Fiscal Quarter Ended    September 23, 1997

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


The number of shares outstanding of the registrant's class of common stock as of October 30, 1997:

Common Stock, $0.01 par value - 24,714,835



NPC INTERNATIONAL, INC.



INDEX


                                                                   PAGE

PART I.   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets --
             September 23, 1997 and March 25, 1997                    3

          Consolidated Statements of Income --
             For the Thirteen and Twenty-Six Weeks Ended
             September 23, 1997 and September 24, 1996                4

          Condensed Consolidated Statements of Cash Flows --
             For the Twenty-Six Weeks Ended
             September 23, 1997 and September 24, 1996                5

          Notes to Condensed Consolidated Financial Statements        6

          Management's Discussion and Analysis of
             Financial Condition and Results of Operations            7


PART II.  OTHER INFORMATION                                          14


PART I - FINANCIAL INFORMATION

NPC International, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share date)


                                     Sept. 23, 1997  March 25, 1997
ASSETS
Current assets:
 Cash and cash equivalents            $      3,385      $        -
 Accounts Receivable                         3,271           2,726
 Inventories of food and supplies            3,590           2,577
 Income tax receivable                         631           1,737
 Other current assets                        7,225           6,711
   Total current assets                     18,102          13,751

Facilities and equipment, net              143,493         126,461
Franchise rights, net                      201,722          92,318
Goodwill                                    17,796          18,228
Other assets                                 8,102           9,149
TOTAL ASSETS                          $    389,215      $  259,907

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                     $     19,732      $   11,624
 Payroll taxes                               2,339           1,815
 Accrued interest                            4,088           1,997
 Accrued payroll                             6,183           4,412
 Insurance reserves                          4,880           3,724
 Other current liabilities                   8,763           5,584
   Total current liabilities                45,985          29,156

Long-term debt                             215,633         116,777
Other deferred items                        20,785          18,181

Stockholders' Equity:
 Common stock, $.01 par value
 100,000,000 shares authorized,
27,592,510 issued                              276             276
Paid-in capital                             20,992          20,978
Retained earnings                          105,294          94,827
                                           126,562         116,081
Less treasury stock at cost, representing
 2,890,388 and 2,957,307 shares,
respectively                              (19,750)        (20,288)
   Total stockholders' equity              106,812          95,793

TOTAL LIABILITIES AND EQUITY          $    389,215      $  259,907

See notes to Condensed Consolidated Financial Statements

NPC International, Inc.
Consolidated Statements Of Income
(Unaudited, dollars in thousands, except share data)

                        Thirteen Weeks Ended    Twenty-Six Weeks Ended
                    Sept.23,1997 Sept.24,1996 Sept.23,1997 Sept.24,1996

Net Sales            $ 112,598    $  66,996    $ 213,665    $  137,828
Net franchise
revenue                  2,095        2,074        4,145         4,168
 Total revenue         114,693       69,070      217,810       141,996

Cost of sales           30,854       18,926       58,978        38,356
Direct labor            32,420       18,794       61,844        38,287
Other                   31,318       18,306       57,596        36,043
 Total operating
expenses                94,592       56,026      178,418       112,686

Income from restaurant
operations              20,101       13,044       39,392        29,310
General and administrative
expenses                 5,743        4,112       11,027         8,673
Depreciation and
amortization             3,058        1,398        5,424         2,702
Operating income        11,300        7,534       22,941        17,935

Other expense:
 Interest expense      (4,036)      (1,157)      (7,066)       (2,441)
 Other                      32          100          229            32

Income before
income taxes             7,296        6,477       16,104        15,526

Provision for
income taxes             2,554        2,531        5,637         6,058

Net income           $   4,742    $   3,946    $  10,467    $    9,468

Earning per share    $     .19    $     .16    $     .41    $      .38

Weighted average
shares outstanding  25,298,293   25,060,614   25,248,510    25,040,457

See notes to Condensed Consolidated Financial Statements


NPC International, Inc.
Condensed Consolidated Statements Of Cash Flows
(Unaudited, dollars in thousands)

                                             Twenty-Six Weeks Ended
                                         Sept. 23, 1997   Sept. 24, 1996

Cash Flows Provided By Operating Activities:

Net income                                 $     10,467    $      9,468
Depreciation and amortization                    12,226           7,878
Amortization of start-up costs                    1,411             682
Change in assets and liabilities,
net of acquisitions                              14,686             916
 Net cash flows provided by
 operating activities                            38,790          18,944

Cash Flows Used In Investing Activities:

Capital expenditures                           (15,872)        (19,463)
Acquisition of business assets, net of cash   (119,947)             --
Proceeds from sale of capital assets             1,358           7,600
Changes in other assets, net                        65             440
 Net cash flows used in investing activities  (134,396)        (11,423)

Cash Flows Provided By (Used In) Financing Activities:

Net change in revolving credit agreements       58,127           2,225
Proceeds from issuance of long-term debt        49,756              --
Payment of long-term debt                       (9,444)         (9,711)
Exercise of stock options                          552           1,295
Purchase of treasury stock                          --            (100)
 Net cash flows provided by (used in)
financing activities                            98,991          (6,291)

Net Change In Cash And Cash Equivalents          3,385           1,230

Cash And Cash Equivalents At Beginning Of Period    --           1,584

Cash And Cash Equivalents At End Of Period $     3,385    $      2,814

See notes to Condensed Consolidated Financial Statements

NPC International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1- Basis Of Presentation

The financial statements include the accounts of NPC International, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions were eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 23, 1997 and March 25, 1997, the results of operations for the thirteen and twenty-six weeks ended September 23, 1997 and September 24, 1996 and cash flows for the twenty-six weeks ended September 23, 1997 and September 24, 1996. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

Note 2 - Cash Flows

There were net cash payments for income taxes of $4,707,000 and $1,619,000 in the twenty-six weeks ended September 23, 1997 and September 24, 1996, respectively. Cash paid for interest for the twenty-six weeks ended September 23, 1997 and September 24, 1996 was $5,163,000 and $1,405,000, respectively.

Note 3 -  Acquisitions

On October 31, 1996, the Company acquired 31 units in North Carolina from R&W Pizza Huts of North Carolina, Inc. for $27.5 million. Annual sales volume for the year prior to acquisition was approximately $24 million.

On March 6, 1997, the Company closed on Phase I of a 126 unit acquisition from Pizza Hut, Inc. (PHI). Phase I consisted of 60 units with a purchase price of $27.3 million. On March 27, 1997, the Company closed on Phase II of the PHI acquisition consisting of 62 units with a purchase price of $28.1 million. Simultaneous with the Phase II closing, the Company assumed operational responsibility for four units which have been reflected in the Company's financial statements as if owned. These four units were acquired on September 2, 1997, for $1.1 million. For the year ended December 31, 1996, annual sales volume for the 126 PHI units was approximately $73 million.

On April 15, 1997, the Company entered into a letter of intent with PHI to acquire 52 units in North Dakota, South Dakota and Minnesota for $31 million. This transaction closed June 5, 1997, except for one unit in Minnesota. The acquisition of the remaining unit occurred July 10, 1997. For the year ended December 31, 1996, annual sales volume for the 52 PHI units was approximately $34 million.

On April 23, 1997, the Company entered into a letter of intent with Jamie B. Coulter (Coulter) to purchase 100 units in 11 states which generated approximately $60 million in sales during the year ended December 31, 1996 for $57 million. This transaction closed May 15, 1997, except for 18 units in North Carolina, which were being managed until acquired subject to resolution of certain contingencies. The results of these managed units are reflected in the financial statements as if owned. The Company acquired 10 of the North Carolina units on July 16, 1997, four more on August 19, 1997 and on October 2, 1997 the Company closed on the remaining four units.

The following unaudited pro forma results for the thirteen and twenty-six weeks ended September 23, 1997, and September 24, 1996, were developed assuming that all of the acquired units previously described had been acquired at the beginning of the respective periods. The unaudited pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective periods nor are they necessarily indicative of results that may occur in the future.


                    Pro Forma Results (unaudited)
             (Dollars in thousands except per share data)

                          Thirteen Weeks Ended  Twenty-Six Weeks Ended
                    Sept.23,1997 Sept.24,1996  Sept.23,1997 Sept.24,1996

Total revenue        $  114,693   $  115,919    $  232,431   $  238,399
Net income                4,742        3,631        11,058        9,794
Net income per share        .19          .14           .43          .39


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

Overview - The Company is the largest Pizza Hut franchisee in the world. The Company, through it's wholly owned subsidiary Romacorp, Inc., is also the owner/franchisor of Tony Roma's, the casual theme restaurant "Famous for Ribs", which was acquired in June 1993.

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

All of the Company's concepts serve beer and/or other alcoholic beverages. These products are not a significant portion of the sales mix at Pizza Hut, but they comprise approximately 12% of sales for Tony Roma's.

Service - Pizza Hut provides a buffet with table service for beverages during lunch and full table service for dinner, with delivery and carry-out available throughout the day. Tony Roma's offers a fully staffed dining experience throughout the day and evening.

Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. The fiscal year ended March 31, 1998, will contain 53 weeks and the fourth quarter will contain 14 weeks.
Development

Activity with respect to unit count during the quarter is set forth in the table below:

SYSTEM UNIT ACTIVITY
1998 SECOND QUARTER

                  Beginning Developed(4) Acquired Closed(4) Sold Ending Company Owned
Pizza Hut (1)
  Restaurant          540       2            1      (4)       --     539
  Delivery            155      --           --      (6)       --     149
  Total Pizza Hut     695       2            1     (10)       --     688
Tony Roma's (2)        41       3           --       --       --      44
  Total Company Owned 736       5            1     (10)       --     732

Franchised
  Tony Roma's         142       4           --      (2)       --     144

Total System          878       9            1     (12)       --     876

1998 YEAR-TO-DATE

                  Beginning Developed(3) Acquired Closed(3) Sold Ending Company Owned
Pizza Hut (1)
  Restaurant           358      6          181        (6)     --     539
  Delivery             115     --           41        (7)     --     149
  Total Pizza Hut      473      6          222       (13)     --     688
Tony Roma's (2)         40      4           --        --      --      44
  Total Company Owned  513     10          222       (13)     --     732

Franchised
  Tony Roma's          140      7           --        (3)     --     144

Total System           653     17          222       (16)     --     876

(1) Includes 2 restaurants being operated by NPC under management agreements.
(2)  Excludes 2 units operated as joint ventures by the Company.
(3) Excludes 1 Tony Roma's replacement unit, and 2 Pizza Hut replacement units.
(4)  Excludes 2 Pizza Hut replacement units.


During the quarter, the Company acquired one unit from PHI completing the 52 unit PHI acquisition. The acquisition of units formerly operated under management agreements (See Note 3 of the Notes to Condensed Consolidated Financial Statements) are not reflected in the tables of system unit activity. These units have been reflected in the Company's financial statements and in the tables above as if owned since March 27, 1997, and May 15, 1997, for the units acquired from PHI and Coulter, respectively.

During the twenty-six weeks ended September 23, 1997, a total of 222 Pizza Hut units or operations were acquired. The year-to-date total includes 118 units purchased from PHI, 100 units purchased from franchisee Jamie B. Coulter, and four units purchased from another franchisee. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information on the acquisitions.)

For the current year-to-date, six Pizza Hut units were developed and two replacement stores opened.

The Company closed 13 Pizza Hut units during the twenty-six weeks ended September 23, 1997, excluding two relocated units. Operation of units that are no longer economically justifiable is discontinued or the unit is relocated.

The Company has opened four new Tony Roma units, excluding one replacement unit, during the twenty-six weeks ended September 23, 1997. The Company anticipates opening two additional company operated units by fiscal year-end for a total of six new company units, excluding the one replacement unit.

One Tony Roma international franchise unit opened and three domestic franchise units opened during the quarter ended September 23, 1997. For the current year-to-date three international units and four domestic units have opened. Also during the current year-to-date, two domestic and one international units have been closed. One domestic unit, damaged by fire, plans to re-open during the fourth quarter of fiscal 1998.

Results of Operations - Set forth at the beginning of the section discussing the results of operations for each concept operated by the Company is a table of revenue and operating expenses expressed as a percent of revenue, or sales as indicated, for the thirteen and twenty-six weeks ended September 23, 1997 and September 24, 1996. Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include royalties (Pizza Hut only), rent, depreciation, advertising, utilities, supplies and insurance among other costs directly associated with operating a restaurant facility.

PIZZA HUT OPERATIONS
(Unaudited)
(dollars in thousands)
                       Thirteen Weeks Ended      Twenty-Six Weeks Ended
                     Sept.23,1997 Sept.24,1996 Sept.23,1997 Sept.24,1996
     Revenue:
     Restaurant Sales  $ 73,928    $   39,660   $  138,128   $  81,323
     Delivery Sales      18,149        11,784       34,791      24,696
        Total Revenue  $ 92,077    $   51,444   $  172,919   $ 106,019

     Restaurant Operating Expenses
     as a Percentage of Revenue:
     Total Expenses: (1)
     Cost of Sales        26.3%         26.6%        26.4%       26.1%
     Direct Labor         28.1%         26.9%        28.3%       26.8%
     Other                28.4%         28.2%        27.5%       26.8%
     Total Operating
     Expenses             82.8%         81.7%        82.2%       79.7%
     Restaurant Based
     Income               17.2%         18.3%        17.8%       20.3%

     Restaurant Expenses: (2)
     Cost of Sales        26.3%         26.8%        26.5%       26.3%
     Direct Labor         26.9%         25.4%        27.1%       25.5%
     Other                28.9%         28.5%        28.0%       27.1%
     Total Operating
     Expense              82.1%         80.7%        81.6%       78.9%
     Restaurant Based
     Income               17.9%         19.3%        18.4%       21.1%

     Delivery Expenses: (3)
     Cost of Sales        26.3%         25.9%        26.3%       25.4%
     Direct Labor         32.7%         32.0%        32.9%       31.3%
     Other                26.4%         26.8%        25.5%       25.6%
     Total Operating
     Expenses             85.4%         84.7%        84.7%       82.3%
     Restaurant Based
     Income               14.6%         15.3%        15.3%       17.7%

     (1) As a percent of total revenue
     (2) As a percent of restaurant sales
     (3) As a percent of delivery sales

Comparison of Pizza Hut Operating Results for the Thirteen and Twenty-Six Weeks Ended September 23, 1997 and September 24, 1996

Net revenue from Pizza Hut operations was $92.1 million for the quarter, which was $40.6 million or 79% greater than the same period of the prior year. For the year-to-date, net revenue was $172.9 million, which was $66.9 million or 63.1% above the comparable period of the prior year. These increases were due to revenue contributed from stores acquired since the same periods of the prior year. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information on the acquisitions.) The increase in revenue from acquired stores was partially offset by a comparable sales decline of 7.2% for the quarter and 8.5% for the year-to-date. This decline was due to the decline in the sales of TripleDecker (4.8% of the prior year-to-date sales compared to 0.2% in the current year-to-date), more aggressive Company pricing strategies, competitor intrusion, and planned self-cannibalization associated with certain new store openings since the same periods of the prior year. Comparable sales are calculated for stores operated by the Company for greater than twelve months.

Cost of sales as a percent of revenue decreased from 26.6% during the same quarter of the prior year to 26.3% this year. The decrease in cost of sales as a percent of revenue was due to a 19.9% decline in cheese costs from the same period of the prior year which more than offset the increased costs associated with the more abundant topping specifications which were introduced May 1, 1997, when Pizza Hut launched it's "Totally New Pizza" campaign. Effective with the introduction, all pizzas made by Pizza Hut feature larger, more abundant toppings including meatier meats and fresh vegetables. On a year-to-date basis, cost of sales increased from 26.1% in the prior year to 26.4% this year. This increase was attributable to certain acquired restaurants which had historically experienced higher food costs than Company units and increased food costs associated with the new pizza. However, these increases were largely offset by the decline in cheese costs from a year ago which were 14.4% lower than the comparable period of the prior year. (See Effects of Inflation and Other Matters for additional information on cheese costs.)

Direct labor for the quarter and year-to-date was 120 and 150 basis points higher than the same periods of the prior year. The increase in direct labor as a percentage of revenue was due to the minimum wage increases effective October, 1996, and September, 1997, higher labor costs in the acquired stores than typically experienced by the Company and de-leveraging of labor costs due to lower unit volumes. On a year-to-date basis, labor has also been negatively impacted by training associated with the assimilation of the acquired units in addition to the aforementioned factors. (See Effects of Inflation and Other Matters for additional information on minimum wage increases.)

Other operating expense for the quarter and year-to-date was 20 and 70 basis points higher than the same periods of the prior year. This was largely due to the July 22, 1996, increase in the franchise fee paid to the Company's franchisor from an effective rate of 2.25% to 4%. This increase was partially offset by a decrease in net customer delivery expense.

TONY ROMA'S OPERATIONS
(Unaudited)
(dollars in thousands)
                        Thirteen Weeks Ended   Twenty-Six Weeks Ended
                   Sept.23,1997 Sept.24,1996  Sept.23,1997 Sept.24,1996

  Revenue
  Restaurant Sales  $   20,521   $   15,552    $   40,746   $   31,809
  Franchise Revenue      2,095        2,074         4,145        4,168
  Total Revenue     $   22,616   $   17,626    $   44,891   $   35,977

  Restaurant Operating Expenses
  as a Percentage of Sales
  Cost of Sales          32.4%        33.7%         32.5%        33.7%
  Direct Labor           32.1%        31.8%         31.8%        30.9%
  Other                  25.1%        24.6%         24.6%        24.2%
  Total Operating
  Expenses               89.6%        90.1%         88.9%        88.8%
  Restaurant Based
  Income                 10.4%         9.9%         11.1%        11.2%
  Income from System
  Operations (1)         18.7%        20.5%         19.3%        21.5%

  (1) Net franchise revenue and restaurant based income as a percent of total revenue

Comparison of Tony Roma's Operating Results for the Thirteen and Twenty-Six Weeks Ended September 23, 1997 and September 24, 1996

Restaurant sales for the quarter increased 32% or $5 million over the same period of the prior fiscal year. On a year-to-date basis, restaurant sales increased 28.1% or $8.9 million. The increase was attributable to restaurant development and an increase in comparable sales for stores operated by the Company for more than 18 months. The increase in comparable sales was partially due to a 2% price increase implemented in October, 1996, of which the Company estimates it realized approximately 50% due to changes in sales mix. Comparable sales increased 0.6% for the quarter and 1.5% for the year-to-date.

Net franchise revenue increased over the prior year by $21,000 or 1% during the quarter but decreased on a year-to-date basis $23,000 or 0.6% from the comparable period of the prior year. Increased revenue for the quarter was due to increased royalty fees associated with the addition of 13 new units since the comparable period of the prior year and a year-to-date comparable sales growth realized in franchised units. The decrease in the year-to-date revenue was largely due to the sale of certain international territory rights during the first quarter of fiscal 1997.

Cost of sales, as a percent of revenue, for the quarter and the year-to-date declined 130 and 120 basis points, respectively, from the comparable periods of the prior year. This improvement was achieved despite an increase of approximately 11% and 14% in rib costs over the prior year for the quarter and year-to-date, respectively. (See Effects of Inflation and Other Matters for additional information on rib costs.) This improvement in cost of sales as a percent of revenue was due to the menu price increase in October, 1996, a planned migration to higher margin products and reduced waste.

Direct labor, as a percentage of revenue, increased over the prior year by 30 and 90 basis points for the quarter and year-to-date, respectively. The increase was due to the opening of five new stores in the last six months and increases in minimum wage effective October, 1996 and September, 1997. (See Effects of Inflation and Other Matters for additional information on minimum wage increases.)

Other operating expense, as a percent of revenue, increased 50 and 40 basis points for the quarter and year-to-date, respectively, over the prior year. During the fourth quarter of fiscal 1996 the Company recorded an impairment charge related to eight restaurants to be closed. In the first quarter of fiscal 1997 seven of these restaurants remained in operation, and in the second quarter four of these restaurants remained in operation, however, in accordance with the provisions of SFAS No. 121 no depreciation was recorded for these units benefiting other operating expense. Only one of these restaurants remained in operation during fiscal 1998 and closed May 18, 1997, when the store was relocated. Consequently, other operating expense as a percent of sales was higher in the current quarter and year-to-date than it was in the same periods of the prior year.

Consolidated Results

Comparison of Consolidated Operating Results for the Thirteen and Twenty-Six Weeks Ended
September 23, 1997 and September 24, 1996

Total consolidated revenue for the quarter was $114.7 million, for an increase of 66.1%, or $45.6 million over the same period of the prior year. On a year-to-date basis consolidated revenue was $217.8 million, for an increase of 53.4%, or $75.8 million over the comparable period of the prior year. This growth was due largely to the revenue contributed from the acquired Pizza Hut units and the increase in Tony Roma's company operated store count due to new store openings. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information on the acquisitions.)

Consolidated income from restaurant operations was $20.1 million or 17.5% of revenue for the quarter compared to $13 million or 18.9% in the prior year for an increase of $7.1 million or 54.1%. For the year-to-date, consolidated income from restaurant operations was $39.4 million or 18.1% of revenue compared to $29.3 million or 20.6% in the prior year for an increase of $10.1 million or 34.3%. Income from restaurant operations increased from the prior year due to the income contributed from Pizza Hut units acquired and Tony Roma's units opened since the comparable periods of the prior year. As a percent of revenue, income from restaurant operations decreased from the prior year due to the decrease in operating margin attributable to the factors previously outlined in the concept specific discussion of operating results.

While consolidated revenue increased 66.1% for the quarter and 53.4% for the year-to-date over the prior year, increased leverage on general and administrative costs was apparent as these costs increased only $1.6 million or 39.7% for the quarter and $2.4 million or 27.1% for the year-to-date compared to the prior year. As a percent of sales, these costs declined for the quarter and year-to-date by 100 basis points from the comparable periods of the prior year. This decrease occurred due to increased leverage on general and administrative expense from the acquired stores. Depreciation and amortization increased 70 and 60 basis points as a percent of sales for the quarter and year-to-date, respectively, due to increased franchise rights amortization associated with acquisitions completed since the same periods of the prior year.

Increased borrowings associated with the acquisitions resulted in a $2.9 million increase for the quarter and a $4.6 million increase for the year-to-date in interest charges compared to same periods of the prior fiscal year.

Net income for the quarter was $4,742,000 compared to $3,946,000 for the same period of the prior year for an increase of 20.2%. On a year-to-date basis net income increased 10.6% to $10,467,000 from $9,468,000 for the comparable period of the prior year.

The effective income tax rate for the quarter was 35% compared to 39% for the same period of the prior year. The decrease in the income tax rate is due to the realization of tax benefits associated with the implementation of a corporate reorganization and the realization of various tax credits.

Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $38.8 million for the twenty-six weeks ended September 23, 1997, for an increase of 105% over the $18.9 million reported during the comparable period of the prior year. This improvement was due to increased earnings and the working capital leverage obtained from acquired stores, which like the Company operate with a working capital deficit.

In addition to cash provided by operations, the Company has a $200 million unsecured line of credit through March 3, 2000. At September 23, 1997, the Company had $71 million in unused borrowing capacity under this agreement, access to which is limited by the Company's debt covenants. The acquisitions completed during the year-to-date were funded through the line of credit and the issuance of $50 million of senior unsecured notes to institutional lenders. Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience.

During the twenty-six weeks ended September 23, 1997, the Company made all scheduled principal and interest payments.

Restaurant development at Tony Roma's and Pizza Hut, in addition to normal recurring capital expenditures and technology investments in the acquired stores, resulted in $15.9 million of total capital expenditures for the year-to-date compared to $19.5 million for the prior year-to-date. Investing activities also include $120 million paid for acquisitions previously discussed.

The Company anticipates cash flow from operations and additional borrowings will be sufficient to fund continuing expansion and improvements and to service debt obligations. The Company's ability to make additional acquisitions is subject to certain financial covenants, the Company's ability to obtain additional debt financing or, if necessary and warranted, the Company's ability to obtain additional equity capital.

Seasonality

As a result of the diversification in restaurant concepts, the Company has historically not experienced significant seasonal sales fluctuations on a consolidated basis. However, each concept is impacted by individual sales trends. Tony Roma's sales are traditionally higher from January to March due to an increase in vacation and part time residence activity in the desert and beach areas where a significant number of the Company's facilities are located. Pizza Hut sales are largely driven through advertising and promotion and are adversely impacted in economic times that generally negatively impact consumer discretionary income such as back-to-school and holiday seasons.

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

Federal wage laws increased the minimum wage to $5.15 per hour on September 1, 1997. Based on the effect of the October, 1996, increase in the minimum wage, the Company estimates, notwithstanding potential menu price increases and operational strategies, this increase will raise labor costs 0.3% at Pizza Hut and 0.1% at Tony Roma's.

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

The Company expects cheese costs to remain below last year's unusually high levels through the third quarter and, provided favorable weather and supply and demand conditions continue, costs should remain at or below last year's levels into the fourth quarter.

Baby-back rib prices were 11% and 14% higher than the prior year for the quarter and the year-to-date, respectively. Based upon current purchase contracts, the Company expects baby-back rib prices in the third quarter of fiscal 1998 to exceed the comparable period of the prior year and the second quarter of fiscal 1998 by approximately 40% due to increased domestic demand for baby-back ribs. As a result, Tony Roma's cost of sales as a percent of sales for the third quarter of fiscal 1998 could increase by as much as 300 basis points over the second quarter of fiscal 1998. In the fourth quarter of fiscal 1998, the Company expects baby-back rib prices to decline from the third quarter of fiscal 1998 by approximately 20%, due to more favorable supply and demand conditions; however, prices are expected to exceed the prior year's levels by around 10%.

Increases in interest rates would directly affect the Company's financial results. At the end of the quarter, $87 million or 43% of the Company's borrowings were under long-term fixed rate agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates. The Company actively utilizes these options as well as other hedging strategies including interest rate swap products to reduce interest rate exposure.

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

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on July 15, 1997.

(b) Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934. there was no solicitation in opposition of the nominees as listed in the proxy statement, and all such nominees were elected pursuant to the vote stockholders.

Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

     The following Exhibits are filed as part of this Report:

     Exhibit 11 - Statement Regarding Computation of Per Share Earnings -
                  Page 15.

     Exhibit 27 - Financial Data Schedule

 (b) Reports on Forms 8-K  (incorporated by reference)

     The following reports on Form 8-K were filed during the thirteen weeks ended September 23, 1997:

 July 25, 1997      Amendment to Form 8K dated May 29, 1997 pertaining to the
                    closing on 100 units from Jamie B. Coulter.
 September 5, 1997  Amendment to Form 8K dated June 20, 1997 pertaining to closing on 52 unit acquisition from Pizza Hut, Inc. and Subsidiaries.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NPC INTERNATIONAL, INC.
                              (Registrant)


DATE: October 31, 1997
 Vice President Finance                           Troy D. Cook
 Chief Financial Officer
 Principal Financial Officer


DATE: October 31, 1997
 Vice President, Restaurant Services              Alan L. Salts
 Chief Accounting Officer
 Principal Accounting Officer


Exhibit 11
NPC INTERNATIONAL, INC.
Statement Regarding Computation of Per Share Earnings
(Unaudited)

                       Thirteen Weeks Ended     Twenty-Six Weeks Ended
                    Sept.23,1997 Sept.24,1996 Sept.23,1997  Sept.24,1996
PRIMARY
Shares outstanding
at beginning of
period               24,650,357    24,669,723   24,635,203   24,522,432

Weighted average of shares
issued during period     20,924        18,039       14,503      131,780

Assuming exercise of options and warrants
reduced by the number of shares which could
have been purchased with the proceeds
from exercise           627,012       372,852      598,804      386,245

Shares outstanding for
computation of per
share earnings       25,298,293    25,060,614   25,248,510   25,040,457

Net income          $ 4,742,000   $ 3,946,000  $10,467,000  $ 9,468,000

Earnings per share  $       .19   $       .16  $       .41  $       .38

FULLY DILUTED
Shares outstanding at
beginning of period  24,650,357    24,669,723   24,635,203   24,522,432

Weighted average of shares issued
during period            20,924        18,039       14,503      131,780

Assuming exercise of options and warrants
reduced by the number of shares which could
have been purchased with the proceeds
from exercise           627,106       372,852      622,556      386,245

Shares outstanding for
computation of
per share earnings   25,298,387    25,060,614   25,272,262   25,040,457

Net income          $ 4,742,000   $ 3,946,000  $10,467,000  $ 9,468,000

Earnings per share  $       .19   $       .16  $       .41  $       .38