Form 10-Q
period 1997-12-23
NPC INTERNATIONAL INC
filed 1998-02-04
CIK 748714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549



FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934  For the Fiscal Quarter Ended             December 23, 1997

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


The number of shares outstanding of the registrant's class of common stock as of January 20, 1998:

Common Stock, $0.01 par value - 24,734,459





NPC INTERNATIONAL, INC.


INDEX


                                                      PAGE

PART I.   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets --
             December 23, 1997 and March 25, 1997                    3

          Consolidated Statements of Income --
             For the Thirteen and Thirty-Nine Weeks Ended
             December 23, 1997 and December 24, 1996                 4

          Condensed Consolidated Statements of Cash Flows --
             For the Thirty-Nine Weeks Ended
             December 23, 1997 and December 24, 1996                5

          Notes to Condensed Consolidated Financial Statements      6

          Management's Discussion and Analysis of
             Financial Condition and Results of Operations          8


PART II.  OTHER INFORMATION                                        16


PART I - FINANCIAL INFORMATION
NPC International, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)


                                         Dec. 23, 1997  March 25, 1997
ASSETS
Current assets:
 Cash and cash equivalents                $     4,289    $         --
 Accounts Receivable                            1,936           1,535
 Inventories of food and supplies               5,187           2,577
 Income tax receivable                            714           1,737
 Other current assets                           6,409           6,711
   Total current assets                        18,535          12,560

Facilities and equipment, net                 144,369         126,461
Franchise rights, net                         201,772          92,318
Goodwill                                       17,581          18,228
Other assets                                    9,522          10,340
TOTAL ASSETS                              $   391,779    $    259,907

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                         $    20,460    $     11,624
 Payroll taxes                                  2,140           1,815
 Accrued interest                               2,346           1,997
 Accrued payroll                                8,482           4,412
 Insurance reserves                             6,437           3,724
 Other current liabilities                     11,697           5,584
   Total current liabilities                   51,562          29,156

Long-term debt                                210,233         116,777
Other deferred items                           19,823          18,181

Stockholders' Equity:
 Common stock, $.01 par value
 100,000,000 shares authorized,
27,592,510 issued                                 276             276

Paid-in capital                                21,033          20,978
Retained earnings                             108,352          94,827
                                              129,661         116,081
Less treasury stock at cost, representing
 2,859,238 and 2,957,307 shares,
respectively                                  (19,500)        (20,288)

   Total stockholders' equity                 110,161          95,793

TOTAL LIABILITIES AND EQUITY              $   391,779    $    259,907

See notes to Condensed Consolidated Financial Statements


NPC International, Inc.
Consolidated Statements Of Income
(Unaudited, dollars in thousands, except share data)

                         Thirteen Weeks Ended Thirty-Nine Weeks Ended
              Dec. 23, 1997  Dec. 24, 1996 Dec. 23, 1997  Dec. 24, 1996

Net Sales       $  110,921     $   72,065    $   324,586    $  209,893
Net franchise
revenue              2,005          2,158          6,151         6,326
 Total revenue     112,926         74,223        330,737       216,219

Cost of sales       31,884         20,886         90,862        59,242
Direct labor        32,530         20,681         94,374        58,968
Other               30,869         19,281         88,465        55,324
 Total operating
expenses            95,283         60,848        273,701       173,534

Income from restaurant
operations          17,643         13,375         57,036        42,685
General and
administrative
expenses             6,030          4,367         17,058        13,022

Depreciation and
amortization         2,927          1,716          8,352         4,436

Operating income     8,686          7,292         31,626        25,227

Other income (expense):
 Interest expense   (4,198)        (1,356)       (11,264)       (3,797)
 Other                 215             88            445           120

Income before
income taxes         4,703          6,024         20,807        21,550

Provision for
income taxes         1,645          2,346          7,282         8,404

Net income      $    3,058     $    3,678    $    13,525    $   13,146

Earning per
share - Basic   $      .12     $      .15    $       .55    $      .53

Earnings per
share - Diluted $      .12     $      .15    $       .54    $      .53

Weighted average
shares outstanding
Basic           24,720,901     24,656,566     24,678,486    24,654,997
Weighted average
shares outstanding
Diluted         25,222,153     24,835,167     25,108,931    24,870,544

See notes to Condensed Consolidated Financial Statements

NPC International, Inc.
Condensed Consolidated Statements Of Cash Flows
(Unaudited, dollars in thousands)


                                             Thirty-Nine Weeks Ended
                                         Dec. 23, 1997  Dec. 24, 1996

Cash Flows Provided By Operating Activities:

Net income                                  $   13,525    $   13,146
Depreciation and amortization                   19,132        12,245
Amortization of start-up costs                   2,006         1,271
Change in assets and liabilities,
net of acquisitions                             17,924         6,267
 Net cash flows provided by operating
activities                                      52,587        32,929

Cash Flows Used In Investing Activities:

Capital expenditures                           (21,842)      (32,287)
Acquisition of business assets,
net of cash                                   (121,849)      (28,062)
Proceeds from sale of capital assets             2,233         7,600
Changes in other assets, net                      (679)          595
 Net cash flows used in
investing activities                          (142,137)      (52,154)

Cash Flows Provided By Financing Activities:

Net change in revolving credit agreements       54,684        29,470
Proceeds from issuance of long-term debt        49,756            --
Payment of long-term debt                      (11,444)       (9,711)
Exercise of stock options                          843         1,325
Purchase of treasury stock                          --          (904)
 Net cash flows provided by
financing activities                            93,839        20,180


Net Change In Cash And Cash Equivalents          4,289           955

Cash And Cash Equivalents At
Beginning Of Period                                 --         1,584

Cash And Cash Equivalents At
End Of Period                               $    4,289    $    2,539

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 23, 1997 and March 25, 1997, the results of operations for the thirteen and thirty-nine weeks ended December 23, 1997 and December 24, 1996 and cash flows for the thirty-nine weeks ended December 23, 1997 and December 24, 1996. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

Note 2 - Cash Flows

There were net cash payments for income taxes of $6,284,000 and $1,740,000 in the thirty-nine weeks ended December 23, 1997 and December 24, 1996, respectively. Cash paid for interest for the thirty-nine weeks ended December 23, 1997 and December 24, 1996 was $11,073,000 and $4,814,000, respectively.

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

The following unaudited pro forma results for the thirteen and thirty-nine weeks ended December 23, 1997, and December 24, 1996, were developed assuming that all of the acquired units previously described had been acquired at the beginning of the respective periods. The unaudited pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective periods nor are they necessarily indicative of results that may occur in the future.







                           Pro Forma Results (unaudited)
                 Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                   (Dollars in thousands except per share data)

                       Dec. 23, 1997  Dec. 24, 1996 Dec. 23, 1997 Dec. 24, 1996

Total revenue          $    112,926    $   117,329   $   345,357   $   355,728
Net income                    3,058          3,311        14,116        13,105
Net income
per share - Basic               .12            .13           .57           .53
Net income
per share - Diluted             .12            .13           .56           .53



Note 4 -  Earnings per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:


                   Thirteen Weeks Ended       Thirty-Nine Weeks Ended
               Dec. 23, 1997 Dec. 24, 1996  Dec. 23, 1997 Dec. 24, 1996

 Numerator:

 Net Income      $ 3,058,000  $ 3,678,000     $13,525,000   $13,146,000

 Denominator:

 Denominator for
 basic earnings per
 share - weighted
 average shares   24,720,901   24,656,566     24,678,486    24,654,997

 Effect of dilutive securities:
 Employee
 stock options       501,252      178,601        430,445       215,547

 Denominator for diluted earnings per
 share - adjusted weighted average
 shares and assumed
 conversions      25,222,153   24,835,167     25,108,931    24,870,544

Earnings per share
Basic            $       .12  $       .15     $      .55    $      .53

Earnings per share
Dilutive         $       .12  $       .15     $      .54    $      .53


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

Tony Roma's is a casual theme restaurant that is "Famous for Ribs". The restaurant's signature products are baby back ribs with a mild tangy sauce and deep fried onion loaves. The menu also includes spare ribs with three additional sauce varieties, chicken, seafood, soups, salads, appetizers, a children's menu and dessert.

Both of the Company's concepts serve beer and/or other alcoholic beverages. These products are not a significant portion of the sales mix at Pizza Hut, but they comprise approximately 12% of sales for Tony Roma's.

Service - Pizza Hut provides a buffet with table service for beverages during lunch and full table service for dinner, with delivery and carry-out available throughout the day. Tony Roma's offers a fully staffed dining experience throughout the day and evening.

Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. The fiscal year ending March 31, 1998, will contain 53 weeks and the fourth quarter will contain 14 weeks.

Development

Activity with respect to unit count during the quarter is set forth in the table below:




                         SYSTEM UNIT ACTIVITY
                         1998 THIRD QUARTER
             Beginning Developed(4) Acquired  Closed(4)Sold  Ending
Company Owned
Pizza Hut (1)
  Restaurant    541          1         --       (2)     --     540
  Delivery      147         --         --       (3)     --     144
  Total
  Pizza Hut     688          1         --       (5)     --     684
  Tony Roma's(2) 44          1         --        --     --      45
    Total
    Company
    Owned       732          2         --       (5)     --     729

Franchised
  Tony Roma's   144          1         --        --     --     145

Total System    876          3         --       (5)     --     874

                         1998 YEAR-TO-DATE
             Beginning Developed (3) Acquired Closed(3) Sold Ending
Company Owned
Pizza Hut (1)
  Restaurant     360         7        181      (8)      --     540
  Delivery       113        --         41     (10)      --     144
  Total
    Pizza Hut    473         7        222     (18)      --     684
    Tony Roma's(2)40         5         --      --       --      45
    Total
    Company
    Owned        513        12        222     (18)      --     729

Franchised
  Tony Roma's    140         8         --      (3)      --     145

Total System     653        20        222     (21)      --     874

(1)  Includes 2 restaurants being operated by NPC under management agreements.
(2)  Excludes 2 units operated as joint ventures by the Company.
(3)  Excludes 1 Tony Roma's replacement unit, and 3 Pizza Hut replacement units.
(4)  Excludes 1 Pizza Hut replacement unit.


During the quarter the Company acquired four units previously being operated under a management agreement. (See Note 3 of the Notes to Condensed Consolidated Financial Statements) The acquisition of units formerly operated under management agreements are not reflected in the tables of system unit activity. These units have been reflected in the Company's financial statements and in the tables above as if owned since March 27, 1997, and May 15, 1997, for the units acquired from PHI and Coulter, respectively.

During the thirty-nine weeks ended December 23, 1997, a total of 222 Pizza Hut units or operations were acquired. The year-to-date total includes 118 units purchased from PHI, 100 units purchased from franchisee Jamie B. Coulter, and four units purchased from another franchisee. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information on the acquisitions.)

For the current year-to-date, seven Pizza Hut units were developed and four replacement stores opened.

The Company closed 18 Pizza Hut units during the thirty-nine weeks ended December 23, 1997, excluding three relocated units.

The Company has opened five new Tony Roma units, excluding one replacement unit, during the thirty-nine weeks ended December 23, 1997. The Company anticipates opening one additional company operated unit by fiscal year-end for a total of six new company units, excluding the one replacement unit.

One Tony Roma international franchise unit opened during the quarter ended December 23, 1997. For the current year-to-date four international units and four domestic units have opened. Also during the current year-to-date, two domestic and one international unit has been closed.

Results of Operations - Set forth at the beginning of the section discussing the results of operations for each concept operated by the Company is a table of revenue and operating expenses expressed as a percent of revenue, or sales as indicated, for the thirteen and thirty-nine weeks ended December 23, 1997 and December 24, 1996. Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include royalties (Pizza Hut only), rent, depreciation, advertising, utilities, supplies and insurance among other costs directly associated with operating a restaurant facility.


                         PIZZA HUT OPERATIONS
                               (Unaudited)
                       (dollars in thousands)
                          Thirteen Weeks EndedThirty-Nine Weeks Ended
                Dec. 23, 1997 Dec. 24, 1996  Dec. 23, 1997  Dec. 24, 1996
Revenue:
Restaurant Sales   $  72,696     $  42,818     $ 210,824     $ 124,141
Delivery Sales        17,857        12,086        52,648        36,782
   Total Revenue   $  90,553     $  54,904     $ 263,472     $ 160,923

   Restaurant Operating Expenses
   as a Percentage of Revenue:

   Total Expenses: (1)
   Cost of Sales       27.4%         27.4%         26.7%         26.5%
   Direct Labor        28.9%         27.7%         28.5%         27.1%
   Other               28.3%         27.2%         27.8%         26.9%
     Total
     Operating
     Expenses          84.6%         82.3%         83.0%         80.5%
   Restaurant
   Based Income        15.4%         17.7%         17.0%         19.5%

   Restaurant Expenses: (2)
   Cost of Sales       27.4%         27.7%         26.8%         26.7%
   Direct Labor        27.7%         26.5%         27.3%         25.8%
   Other               29.0%         27.7%         28.3%         27.3%
     Total
     Operating
     Expense           84.1%         81.9%         82.4%         79.8%
   Restaurant
   Based Income        15.9%        18.1%          17.6%         20.2%

   Delivery Expenses: (3)
   Cost of Sales       27.0%         26.3%         26.5%         25.7%
   Direct Labor        34.0%         31.9%         33.3%         31.5%
   Other               25.5%         25.4%         25.6%         25.6%
     Total
     Operating
     Expenses          86.5%         83.6%         85.4%         82.8%
   Restaurant
   Based Income        13.5%         16.4%         14.6%         17.2%

   (1) As a percent of total revenue
   (2) As a percent of restaurant sales
   (3) As a percent of delivery sales

Comparison of Pizza Hut Operating Results for the Thirteen and
Thirty-Nine Weeks Ended December 23, 1997 and December 24, 1996

Net revenue from Pizza Hut operations was $90.6 million during the quarter, for an increase of 64.9% or $35.6 million over the same period of the prior year. Year-to-date net revenue was $263.5 million, for an increase of 63.7% or $138.2 million over the same period of the prior year. The increase in quarterly and year-to-date net revenue was due to revenue contributed from stores acquired since the comparable periods of the prior year. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information on the acquisitions.) Comparable sales for the quarter, although negative, improved from the negative 7.2% reported in the second quarter to negative 5.6%. On a year-to-date basis comparable sales have declined 7.5%. During the quarter, comparable sales declined by 9.3% during the Company's October period as the Pizza Hut system reserved a majority of it's advertising spending to support the October 26th launch of "The Edge". Since the introduction of "The Edge" pizza comparable sales improved to negative 3.6% and negative 3.5% in the Company's November and December periods. The majority of this improvement was realized in the Company's delivery business where comparable sales improved from negative 11.9% in October to negative 1.8% and negative 1.1% in November and December, respectively. Comparable sales are calculated for stores operated by the Company for greater than twelve months.

Earnings for the quarter were adversely impacted by lower margins on "The Edge" pizza, increased commodity costs, implementation of the Company's delivery dominance program, and launch costs associated with "The Edge". "The Edge" is a lower margin product due to its introductory price point of $8.99 for a medium and $11.99 for a large combined with a more abundant topping specification. Introductory pricing on "The Edge" was discontinued in late January. "The Edge" accounted for 15.7% of the Company's Pizza Hut sales since its introduction. The Company expects to experience some continued margin pressure in the fourth quarter of fiscal 1998 as comparable sales in the Pizza Hut division have been mixed but remain modestly negative during the initial weeks of January. Although Pizza Hut meat ingredient costs have declined as expected, the cheese market has not experienced the previously anticipated seasonal decline. Accordingly, cheese costs are expected to be higher in the fourth quarter than the cost experienced in the third quarter. (See Effects of Inflation and Other Matters for additional information on cheese costs.)

Cost of sales as a percent of revenue for the quarter was flat compared to the same period of the prior year when the Company experienced unusually high cheese costs. Cheese prices for the quarter declined 14.3% from the same period of the prior year which partially offset the increased costs associated with the more abundant topping specifications introduced May 1, 1997, when Pizza Hut launched its "Totally New Pizza" campaign. Effective with the introduction, all pizzas made by Pizza Hut feature larger, more abundant toppings including meatier meats and fresh vegetables. Cost of sales as a percent of revenue for the third quarter of this fiscal year was 100 basis points higher than the second quarter as a result of the impact of reduced margins from "The Edge" combined with increases in ingredient commodity costs during the quarter. On a year-to-date basis, cost of sales increased from 26.5% in the prior year to 26.7% this year. This increase was attributable to increased food costs associated with the new pizza. However, this increase was largely offset by the decline in cheese prices from a year ago which were 15.7% lower than the comparable period of the prior year. (See Effects of Inflation and Other Matters for additional information on cheese costs.)

Direct labor for the quarter and year-to-date was 120 and 140 basis points higher than the same periods of the prior year. The increase in direct labor as a percentage of revenue was due to the minimum wage increases effective October, 1996, and September, 1997, higher labor costs in the acquired stores than typically experienced by the Company and de-leveraging of labor costs due to lower unit volumes. Also, 55% of the units operated by the Company currently provide delivery service compared to 43% a year ago. The increased number of delivery service units combined with the Company's delivery dominance program introduced during the quarter, intended to reduce delivery times and increase customer awareness of the delivery service, has also increased direct labor as a percent of labor. On a year-to-date basis, labor has also been negatively impacted by training associated with the assimilation of the acquired units in addition to the aforementioned factors. (See Effects of Inflation and Other Matters for additional information on minimum wage increases.)

Other operating expense for the quarter and year-to-date was 110 and 90 basis points higher than the comparable periods of the prior year. The increase in operating expense as a percent of sales for the quarter was largely due to deleveraging of these costs inherent in the negative comparable sales periods discussed above. The increase in the year-to-date was due to the July, 1996, 175 basis point increase in the franchise fee paid to the Company's franchisor in addition to the negative comparable sales. Also attributing to the increase in other operating expense was higher occupancy costs as the Company leases a higher percent of its facilities than in the prior year. The increases for the quarter and year-to-date were partially offset by a decline in non labor net delivery expenses.

                              TONY ROMA'S OPERATIONS
                                   (Unaudited)
                               (dollars in thousands)
                 Thirteen Weeks Ended       Thirty-Nine Weeks Ended
             Dec. 23, 1997 Dec. 24, 1996(1) Dec. 23, 1997 Dec. 24, 1996(1)

Revenue
Restaurant Sales  $20,368      $  17,161       $ 61,114      $48,970
Franchise Revenue   2,005          2,158          6,151        6,326
Total Revenue     $22,373      $  19,319       $ 67,265      $55,296

Restaurant Operating Expenses
as a Percentage of Sales
Cost of Sales       35.1%          34.1%          33.4%        33.9%
Direct Labor        31.0%          32.0%          31.5%        31.3%
Other               25.8%          25.3%          25.0%        24.5%
Total Operating
Expenses            91.9%          91.4%          89.9%        89.7%
Restaurant
Based Income         8.1%           8.6%          10.1%        10.3%
Income from System
Operations (2)      16.4%          18.8%          18.3%        20.6%

(1) Contains reclassifications to conform with current year presentation.
(2) Net franchise revenue and restaurant based income as a percent of total revenue


Comparison of Tony Roma's Operating Results for the Thirteen and Thirty-Nine Weeks Ended December 23, 1997 and December 24, 1996

Restaurant sales were $20.4 million for the quarter for a 18.7 % or $3.2 million increase over the same period of the prior year. Year-to-date sales aggregated $61.1 million for a 24.8 % or $12.1 million increase over the prior year level of $49 million. These increases are largely attributable to sales realized from units opened since the comparable periods of the prior year. Comparable sales decreased 2.5% for the quarter and were essentially flat on a year-to-date basis for stores open for more than 18 months. Tony Roma's comparable sales were modestly positive in December after being negative in October and November due in part to higher promotional activity in the prior year during these periods. Additionally, Tony Roma's implemented a new menu late in the quarter featuring new items, increased portion sizes,and price increases on certain items. The effect of the price increase after considering changes in sales mix and anticipated menu migration is uncertain but the Company estimates the average guest ticket will increase up to 2%.

Net franchise revenue was $2 million during the quarter which was 7.1% below the prior year level. This decrease was due to an incremental $310,000 in franchise fees earned in the fourth quarter of the prior year which were largely attributable to the sale of certain international franchise territorial rights. On a year-to-date basis royalty income has increased by 6% over the prior year-to-date, but net franchise revenue was 2.8% below the prior years level due largely to the aforementioned sale of territory rights in the first and third quarters of fiscal 1997.

Cost of sales, as a percent of sales, increased 100 basis points for the quarter and decreased 50 basis points for the year-to-date from the comparable periods of the prior year. Cost of sales as a percent of sales for the third quarter increased over the second quarter of the current fiscal year by 270 basis points. This increase was in line with recent expectations and due to the effect of the fall rib purchase, which was made at prices approximately 40% higher than the costs experienced during the first two quarters of the current fiscal year. The improvement in year-to-date cost of sales as a percent of sales was achieved despite an increase of approximately 18% in rib costs over the prior year-to-date. This improvement was due a planned migration to higher margin products, reduced waste and a menu price increase in October, 1996. The increase in cost of sales as a percent of sales for the quarter was due to a temporary increase of approximately 27% in rib costs over the comparable period of the prior year which was largely isolated to the third quarter. (See Effects of Inflation and Other Matters for additional information on rib costs.)

Direct labor, as a percentage of sales, declined 100 basis points from the prior year for the quarter, and increased 20 basis points from the prior year-to-date. The change for the quarter was largely due to the opening of five new stores during the third quarter of the prior year compared to one new store opening during the current quarter. On a year-to-date basis, the increase in direct labor as a percentage of sales was due to the increase in minimum wage effective October, 1996 and September, 1997. (See Effects of Inflation and Other Matters for additional information on minimum wage increases.)

Other operating expense, as a percent of revenue, increased 50 basis points for the quarter and year-to-date over the prior year. During the fourth quarter of fiscal 1996 the Company recorded an impairment charge related to eight restaurants to be closed. Seven of these restaurants were closed during fiscal 1997 and one closed in May, 1997. In accordance with the provisions of SFAS No. 121 no depreciation was recorded for these units benefiting other operating expense. Normalized for the impairment charge, quarterly results were 37 basis points higher than the prior year which was largely due to negative comparative sales during the quarter. Normalized results for the year-to-date were 12 basis points higher than the prior year due primarily to higher depreciation costs related to new store development.

Consolidated Results

Comparison of Consolidated Operating Results for the Thirteen and Thirty-Nine Weeks Ended December 23, 1997 and December 24, 1996

Total consolidated revenue for the quarter was $112.9 million, for an increase of 52.1%, or $38.7 million over the same period of the prior year. On a year-to-date basis consolidated revenue was $330.7 million, for an increase of 53%, or $114.5 million over the comparable period of the prior year. This growth was due largely to the revenue contributed from the acquired Pizza Hut units and the increase in Tony Roma's company operated store count due to new store openings. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information on the acquisitions.)

Consolidated income from restaurant operations was $17.6 million or 15.6% of revenue for the quarter compared to $13.4 million or 18% in the prior year for an increase of $4.3 million or 31.9%. For the year-to-date, consolidated income from restaurant operations was $57 million or 17.2% of revenue compared to $42.7 million or 19.7% in the prior year for an increase of $14.4 million or 33.6%. Income from restaurant operations increased from the prior year due to the income contributed from Pizza Hut units acquired and Tony Roma's units opened since the comparable periods of the prior year. As a percent of revenue, income from restaurant operations decreased from the prior year due to the decrease in operating margin attributable to the factors previously outlined in the concept specific discussion of operating results.

Increased leverage on general and administrative expenses continued to be apparent as these costs increased only $1.7 million or 38.1% for the quarter and $4.4 million or 31% for the year-to-date while consolidated revenue increased 52.1% and 53% for the quarter and year-to-date, respectively. As a percent of sales, these costs declined for the quarter and year-to-date by 60 and 80 basis points, respectively, from the comparable periods of the prior year. This decrease occurred due to increased leverage on general and administrative expense from the acquired stores. Depreciation and amortization increased 30 and 40 basis points as a percent of sales for the quarter and year-to-date, respectively, due to increased franchise rights amortization associated with acquisitions completed since the same periods of the prior year.

Increased borrowings associated with the acquisitions resulted in a $2.8 million increase for the quarter and a $7.5 million increase for the year-to-date in interest charges compared to same periods of the prior fiscal year.

Net income for the quarter was $3,058,000 compared to $3,678,000 for the same period of the prior year for a decline of 16.9%. On a year-to-date basis net income increased 2.9% to $13,525,000 from $13,146,000 for the comparable period of the prior year.

The effective income tax rate for the quarter was 35% compared to 39% for the same period of the prior year. The decrease in the income tax rate is due to the realization of tax benefits associated with the implementation of a corporate reorganization and the realization of various tax credits.

Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $52.6 million for the thirty-nine weeks ended December 23, 1997, for an increase of 60% over the $32.9 million reported during the comparable period of the prior year. This improvement was due to increased earnings, before depreciation charges, and the working capital leverage obtained from acquired stores, which like the Company operate with a working capital deficit.

In addition to cash provided by operations, the Company has a $200 million unsecured line of credit through March 3, 2000. At December 23, 1997, the Company had $75 million in unused borrowing capacity under this agreement, access to which is limited by the Company's debt covenants. The acquisitions completed during the year-to-date were funded through the line of credit and the issuance of $50 million of senior unsecured notes to institutional lenders. Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience.

During the thirty-nine weeks ended December 23, 1997, the Company made all scheduled principal and interest payments.

Restaurant development at Tony Roma's and Pizza Hut, in addition to normal recurring capital expenditures and technology investments in the acquired stores, resulted in $21.8 million of total capital expenditures for the year-to-date compared to $32.3 million for the prior year-to-date. Investing activities also include $121.8 million paid for acquisitions previously discussed.

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

Federal wage laws increased the minimum wage to $5.15 per hour on September 1, 1997. In addition to the federal minimum wage increase in October, 1996, and September, 1997, the state of Oregon increased the state minimum wage rate to $6.00 per hour on January, 1, 1998. The Company operates 24 Pizza Hut units in the State of Oregon.

Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Baby back ribs represent approximately 28% of the menu mix at Tony Roma's. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Significant changes in the prices of these commodities has an impact on the Company's food cost as a percent of revenue.

The Company expects cheese costs to be approximately 5% to 10% higher than the prior year during the fourth quarter as the cheese market has not realized expected seasonal decline.

Baby-back rib prices were 27% and 18% higher than the prior year for the quarter and the year-to-date, respectively. Based upon purchase contracts, in the fourth quarter of fiscal 1998 the Company expects baby-back rib prices to decline from the third quarter of fiscal 1998 by approximately 15% to 20%; however, prices are expected to exceed the prior year's levels by around 10%.

Increases in interest rates would directly affect the Company's financial results. At the end of the quarter, $90 million or 43% of the Company's borrowings were under long-term fixed rate agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates. The Company actively utilizes these options as well as other hedging strategies including interest rate swap products to reduce interest rate exposure.

Forward Looking Comments

The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts contained herein are forward looking statements that involve estimates, risks and uncertainties, including but not limited to: consumer demand and market acceptance risk; the level of and the effectiveness of marketing campaigns by the Company and Pizza Hut, Inc., and the overall success of the Company's franchisor; the integration and assimilation of acquired restaurants; training and retention of skilled management and other restaurant personnel; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, new product introductions, product mix and pricing, the cost of commodities and other food products, labor shortages and costs and other risks detailed in the Company's Securities and Exchange Commission filings.

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

None

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

     The following Exhibits are filed as part of this Report:

     Exhibit 10.28 - James K. Schwartz Promissory Note

     Exhibit 11 - Statement Regarding Computation of Per Share Earnings -
                  Page 15

     Exhibit 27 - Financial Data Schedule

 (b) Reports on Forms 8-K  (incorporated by reference)

     No reports on Form 8-K were filed during the thirteen weeks ended December 23, 1997.


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NPC INTERNATIONAL, INC.
                              (Registrant)


DATE: February 2, 1998
 Vice President Finance                          Troy D. Cook
 Chief Financial Officer
 Principal Financial Officer


DATE: February 2, 1998
 Vice President, Restaurant Services              Alan L. Salts
 Chief Accounting Officer
 Principal Accounting Officer

Exhibit 10.28
PROMISSORY NOTE

U.S. $100,000                                     January 7, 1998

     FOR VALUE RECEIVED, I, James K. Schwartz, the undersigned, hereby promise to pay the principal sum of One Hundred Thousand Dollars (U.S. $100,000) (the "Principal") to NPC International, Inc. (the "Company") on or before January 7, 1999, together with interest thereon (the "Interest"), due and payable quarterly, determined monthly to be an annual rate equal to the average cost of the Company's swing-line borrowing rate, adjusted monthly, from the date of this Promissory Note through the date upon which the Principal is repaid in full.

In the event of my resignation or other voluntary termination of my employment with the Company prior to January 7, 1999 and upon demand by the Company, I hereby agree to repay the Principal plus all accrued Interest within ninety (90) days of my final employment date with the Company.

The payment obligation expressed herein is made with full and immediate recourse, such that I or my estate shall be fully liable for the payment of the Principal and the Interest in the event of my default.


                                   ____________________________
                                   James K. Schwartz


Exhibit 11
NPC INTERNATIONAL, INC.
Statement Regarding Computation of Per Share Earnings
(Unaudited)

                        Thirteen Weeks EndedThirty-Nine Weeks Ended
              Dec. 23, 1997  Dec. 24, 1996  Dec. 23, 1997 Dec. 24, 1996
BASIC
Shares
outstanding at
beginning of
period         24,702,122     24,694,711     24,635,203      24,522,432

Weighted average
of shares issued
(reacquired) during
period             18,779        (38,145)        43,283         132,565

Shares outstanding for computation
of per share
earnings       24,720,901     24,656,566     24,678,486      24,654,997

Net income    $ 3,058,000    $ 3,678,000    $13,525,000     $13,146,000

Earnings
per share     $       .12   $        .15    $       .55     $       .53

DILUTED
Shares outstanding
at beginning of
period          24,702,122     24,694,711    24,635,203      24,522,432

Weighted average of shares
issued (reacquired)
during period       18,779        (38,145)       43,283         132,565

Common stock
equivalents        501,252        178,601        430,445        215,547

Shares outstanding for computation
of per share
earnings        25,222,153     24,835,167     25,108,931     24,870,544

Net income     $ 3,058,000    $ 3,678,000    $13,525,000    $13,146,000

Earnings
per share      $       .12    $       .15    $       .54    $       .53