Form 10-K
period 1998-03-31
NPC INTERNATIONAL INC
filed 1998-06-10
CIK 748714

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE
SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended  March 31, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _________________ to

Commission File Number 0-13007

NPC INTERNATIONAL, INC.
Exact name of registrant as specified in its charter)
Kansas                                   48-0817298
State of Incorporation)       (IRS Employer Identification Number)

720 W. 20th Street, Pittsburg, KS  66762
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

The aggregate market value of stock held by non-affiliates of the registrant as of May 20, 1998:
Common Stock, $0.01 par value - $146,242,181

The number of shares outstanding of each of the registrant's classes of common stock as of May 20, 1998:
Common Stock, $0.01 par value - 24,757,547


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1998 are incorporated by reference in Part II, Items 5 - 8.

Portions of the Proxy Statement for the Annual Stockholders'
Meeting to be held July 14, 1998, are incorporated by reference in
Part III, Items 10 - 13.



NPC INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I

ITEM PAGE

1.   Business                                               3
2.   Properties                                             13
3.   Legal Proceedings                                      15
4.   Submission of Matters to a Vote of Security Holders    15
4A.  Executive Officers of the Registrant                   15

PART II

5.   Market for Registrant's Common Stock and
     Related Stockholder Matters                            17
6.   Selected Financial Data                                17
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                    17
8.   Financial Statements and Supplementary Data            17
9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                    17

PART III

10.  Directors and Executive Officers of the Registrant     18
11.  Executive Compensation                                 18
12.  Security Ownership of Certain Beneficial Owners and
     Management                                             18
13.  Certain Relationships and Related Transactions         18


PART IV

13.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                            19



NPC INTERNATIONAL, INC.
Pittsburg, Kansas

Annual Report to Securities and Exchange Commission
March 31, 1998

PART I

ITEM 1.   BUSINESS

General

The Company. NPC International, Inc. (the "Company" or
"Registrant"), formerly National Pizza Company, is the successor to certain Pizza Hut operations commenced in 1962 by O. Gene
Bicknell, the Chairman of the Board of the Company.

At March 31, 1998, the Company operated 536 Pizza Hut restaurants and 144 delivery units in 24 states pursuant to franchise agreements with Pizza Hut, Inc. ("PHI"), a wholly-owned subsidiary of TRICON Global Restaurants, Inc. ("TRICON").

On March 27, 1997, the Company acquired 62 Pizza Huts from PHI. Simultaneous with the closing, the Company assumed operational responsibility for four units which have been reflected in the Company's financial statements as if owned. These four units were acquired on September 2, 1997.

On June 5, 1997, the Company acquired an additional 51 units from PHI. One additional PHI unit was purchased on July 10, 1997.

On May 15, 1997, the Company acquired 82 units from Jamie B. Coulter (Coulter). Simultaneously, the Company assumed operational responsibility for 18 additional Coulter units in North Carolina, which have been reflected in the Company's financial statements as if owned. The Company acquired 10 of the North Carolina units on July 16, 1997, four more on August 19, 1997 and on October 2, 1997 the Company closed on the remaining four units.

On April 27, 1998 the Company announced plans to consolidate and relocate 53 Pizza Hut units to 45 new locations to redefine trade areas, improve market presence, and to upgrade certain assets to a more competitive format. Relocated units will be moved to improved trade areas and fall into the following categories: relocation of delivery units to more visible locations and improved formats; relocation of older dine-in assets with rural markets to new prototype units; and conversions of certain metro markets to "Main-Path" restaurants.

On June 8, 1993, the Company completed the acquisition of Romacorp, Inc. (formerly NRH Corporation). Romacorp, Inc. is the operator and franchisor of Tony Roma's Famous For Ribs restaurants. At March 31, 1998, Romacorp, Inc. operated 45
Company-owned and two joint-venture restaurants in eleven states and through its subsidiaries, franchised 94 units in 19 states and 53 units in international locations.

The Company and Sentinel Capital Partners (Sentinel), a private equity firm, have agreed to a recapitalization of Romacorp, Inc. whereby Romacorp, Inc. will redeem the equity held by the Company so that the Company's post recapitalization holdings will be 10% of the equity of Romacorp, Inc. Sentinel will become the majority investor in Romacorp, Inc. following the recapitalization. Consummation of the transaction is subject to certain conditions customary for a transaction of this nature. The closing will occur no later than August 31, 1998.

The Company is a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, the name of the Company was changed to National Pizza Company and was subsequently renamed NPC International, Inc. on July 12, 1994. Its principal office is located at 720 W. 20th Street, Pittsburg, Kansas and its telephone number is (316) 231-3390.

Pizza Hut Operations

Pizza Hut Restaurant System. The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas by the original founders of the Pizza Hut system. PHI, the franchisor of the Company, was formed in 1959.

In 1977, PHI was acquired by PepsiCo, Inc., which continued expanding the Pizza Hut system. In 1997, PepsiCo, Inc. completed its spin-off of its restaurant group. PHI is now a wholly-owned subsidiary of TRICON. The Pizza Hut system is the largest pizza chain in the world, both in sales and number of units. As of December 31, 1997 the Pizza Hut system had approximately 7,400 units and approximately 52% of the Pizza Hut units were operated by PHI.

Pizza Hut restaurants generally offer full table service and a menu featuring pizza, pasta, sandwiches, a salad bar, soft drinks and, in most restaurants, beer. Most dough products are made fresh at least twice per day, and only 100% natural cheese products are used. All product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. The restaurants offer pizza in three sizes with a variety of toppings. Customers may also choose among thin crust, traditional hand-tossed, stuffed-crust and thick crust pan pizza. With the exception of the Personal Pan Pizza and food served at the luncheon buffet, food products are prepared at the time of order.

Pizza sales account for approximately 86% of the Company's Pizza
Hut operations revenues. Sales of alcoholic beverages are less than 1% of net sales.

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

                  Company-
                    owned
                Pizza Huts at
     State      March 31, 1998

     Alabama           82
     Arizona            1
     Arkansas          71
     Colorado           7
     Delaware          11
     Georgia            1
     Illinois          35
     Indiana           16
     Kansas            20
     Kentucky          10
     Louisiana         36
     Minnesota          8
     Mississippi      115
     Missouri          29
     North Carolina    47
     North Dakota      18
     Nevada             5
     Oklahoma          32
     Oregon            23
     South Dakota      26
     Tennessee         56
     Texas             22
     Utah               5
     Washington         4
     Company Total    680


The Company provides delivery service utilizing a CSC telephone system in nine metropolitan markets: Springfield, Missouri; Montgomery and Birmingham, Alabama; Shreveport, Louisiana; Jackson and Long Beach, Mississippi; Little Rock, Arkansas; Tulsa, Oklahoma and Memphis, Tennessee. Under the CSC system, all customers within the trade area place telephone orders through a single clearing number, and the pizza is dispatched from the Company's delivery kitchen nearest the customer. Customers call the restaurant delivery kitchens directly in other locations.

Relationships with Pizza Hut, Inc. The Company's franchise agreements with PHI (the "Franchise Agreements") provide for, among other things, standards of operation and physical condition of the Company's restaurants, the provision of services, the geographical territories in which the Company has exclusive rights to open and operate Pizza Hut restaurants and delivery kitchens, the term of the franchise and renewal options, the Company's development rights and obligations and various provisions relating to the transfer of interests in the Company's franchise rights.

PHI determines standards of operation for all Pizza Hut restaurants, including standards of quality, cleanliness and service. Further, the Franchise Agreements allow the franchisor to set specifications for all furnishings, interior and exterior decor, supplies, fixtures and equipment. See "Business - Supplies and Equipment. " PHI also has the right to determine and change the menu items offered by, and to inspect all restaurants of its franchisees, including the Company. All such standards may be revised from time to time. Upon the failure to comply with such standards, PHI has various rights, including the right to terminate the applicable Franchise Agreements, redefine the franchise territory or terminate the Company's rights to establish additional restaurants in that franchise territory. The Franchise Agreements may also be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company or the commission by the Company or any of its officers, directors or principal stockholders (other than its public stockholders) of a felony or other crime that, in the sole judgment of PHI is reasonably likely to adversely affect the Pizza Hut system, its trademark, the goodwill associated therewith or PHI's interest therein. At no time during the Company's history has PHI sought to terminate any of the Company's Franchise Agreements, redefine its franchise territories or otherwise limit the Company's franchise rights. The Company believes it is in compliance with all material provisions of the Franchise Agreements.

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

In early 1990, PHI offered franchisees the opportunity to sign a new twenty-year franchise agreement (the "1990 Franchise Agreement"). The 1990 Franchise Agreement required franchise fees of 4% of sales, as defined, for all restaurants and delivery kitchens and increases in certain advertising contributions. The 1990 Franchise Agreement also sought to redefine certain rights and obligations of the franchisee and franchisor. The 1990 Franchise Agreement did not alter the franchisee's territorial rights and maintained, subject to some minor limitations, the exclusivity of the Pizza Hut brand within the geographical limits of the territory defined by each franchise agreement. On June 7, 1994, the Company conformed its existing Franchise Agreements to the 1990 Franchise Agreement.

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

Franchise agreements covering units acquired from PHI will operate under a new franchise agreement ("Location Franchise Agreement") which, as amended, is similar to the 1990 Franchise Agreement and expires 20 years after the date of the acquisition. The Company has the option to renew each Franchise Agreement prior to its expiration for a single renewal term of 15 years by entering into the then-current form of the PHI franchise agreement, including the then-current fee schedules, provided the Company is not then in default of its obligations under that Franchise Agreement, including the development schedule, and has complied with the requirements thereof throughout the term of the agreement. Pizza Huts acquired from other franchisees will continue to be subject to the terms and conditions of the respective Franchise Agreement covering the acquired unit.

For the fiscal years ended March 31, 1998, March 25, 1997, and March 26, 1996 the Company incurred total franchise fees of approximately $14,586,000, $7,535,000 and $4,983,000, respectively. The Franchise Agreements require the Company to pay initial franchise fees to PHI in amounts of up to $15,000 for each new restaurant opened ($25,000 in territories granted under the Location Franchise Agreement). The Company is required to contribute or expend a certain percentage of its sales for local and national advertising and promotion. See "Business - Advertising and Promotion. "

Failure to develop a franchise territory as required would give PHI the right to operate or franchise Pizza Hut restaurants in that territory. Such failure would not affect the Company's rights with respect to the Pizza Hut restaurants then in operation or under development by the Company in any such territory. As of March 31, 1998, the Company had no commitments for future development under any franchise agreement.

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

The Company has the right to develop additional Pizza Hut restaurants and delivery kitchens in its exclusive franchise territories. However, since becoming a public company, expansion by acquisition has been one of the Company's primary methods of growth. Between 1990 and 1993, PHI exercised its right of first refusal as described above on all proposed transactions between the Company and other Pizza Hut franchisees; as a result the Company acquired no units during this period. Between March, 1994 (when the Company announced its intention to sign a new Franchise Agreement) and March, 1998, the Company acquired a total of 355 Pizza Hut units or the operations thereof, including 201 from PHI. PHI nevertheless retains the right of first refusal on any proposed acquisition in the future, and the Company cannot be assured it will continue to receive such permission on proposed future acquisitions, if any.

Pursuant to an amendment to the Franchise Agreements, filed as
Exhibit 10.29 to this Form 10-K, Mr. Bicknell is required to maintain ownership of at least 20% of the Company's common stock.

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

The Franchise Agreements also require the Company to participate in cooperative advertising associations designated by PHI on the basis of certain marketing areas defined by PHI. Each Pizza Hut restaurant, including restaurants operated by PHI, contributes to such cooperative advertising associations 2% of gross sales. Certain of the Company's Franchise Agreements provide that the amount of the required contribution may be increased at the sole discretion of PHI. The cooperative advertising associations are required to use their funds to purchase only broadcast media advertising within their designated marketing areas. All advertisements must be approved in writing by PHI, except with respect to product or menu item prices.

Supplies and Equipment. The Franchise Agreements require the Company to purchase all equipment, supplies and other products and materials required in the operation of its restaurants and delivery kitchens from suppliers who have been approved by PHI. Ameriserve provides distribution services to PHI owned restaurants under the parameters of a five year agreement with TRICON. These services are provided to the Company and substantially all other Pizza Hut franchisees under terms consistent with the TRICON agreement as it relates to PHI. Purchasing is substantially provided by the Supply Chain Management Group of TRICON to all members of the Pizza Hut system.

Supervision and Control. Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Each of the restaurants has a manager, and in most units, an assistant manager who are responsible for daily operations of the restaurant, including food preparation, quality control, service, maintenance, personnel, and record keeping. All of the restaurant managers have completed a comprehensive management training program. Each area general manager is responsible for approximately five to eleven restaurants. Detailed operations manuals reflecting current operations and control procedures are provided to each restaurant and district manager as well as others in the organization. Currently, the Company's Pizza Huts operate in ten regions ranging from 50 to 90 stores per region. Each region is supervised by a regional manager. Oversight of the ten regions is provided by three divisional vice presidents who are supported by administrative, marketing and human resource staff.

A point-of-sale cash register system is installed in all Company-operated restaurants. This POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while still maintaining a high level of control. It feeds data to the back office system that provides support for inventory, payroll, accounts payable and cash management. The back office system also provides management reporting and a communications interface to the corporate systems.

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

Employees. At March 31, 1998, the Company's Pizza Hut operations had approximately 13,400 employees, including 193 headquarters and staff personnel, three vice presidents, ten regional managers, 89 area general managers, 1,287 restaurant management employees and approximately 11,818 restaurant employees (of whom approximately 71% are part-time). The Company experiences a high rate of turnover of its part-time employees, which it believes to be normal in the restaurant industry. The Company is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The maintenance and expansion of the Company's restaurant business is dependent on attracting and training competent employees. The Company believes that the restaurant manager plays a significant role in the success of its business. Accordingly, the Company has established bonus plans pursuant to which certain of its supervisory employees may earn cash bonuses based upon both the sales and profits of their restaurants.

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

Seasonality. The Company's Pizza Hut operations have not experienced significant seasonality in its sales; however, sales are largely driven through advertising and promotion and are adversely impacted in economic times that generally negatively impact consumer discretionary income such as back-to-school and holiday seasons.


Tony Roma's Operations

Restaurant Format. Romacorp, Inc. operates, and through its affiliates, franchises casual-theme restaurants under the name Tony Roma's Famous For Ribs. The restaurants offer a full and varied menu, including ribs, salads, steaks, seafood, chicken and other menu items. The decor of the restaurants is casual, and suitable for family dining. Recent renovations and new restaurants feature improved lighting and light color decor packages to attract a broader segment of customers. All entrees are prepared to order. Romacorp, Inc., through its affiliates, operates two Tony Roma's restaurants as joint ventures. Romacorp, Inc. receives a fee for managing the joint venture restaurants and remits to the partners an agreed-upon percentage of gross sales.

Menu and Food Preparation. All entrees served at Tony Roma's restaurants are prepared to order. The menu includes ribs, steak, chicken, seafood, sandwiches and salads. Tony Roma's signature product is baby back ribs. Guest checks average approximately $12.50 per person. Alcoholic beverages are served in all restaurants, and account for approximately 12% of sales.

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

Franchising. Although the first Tony Roma's opened in 1972, franchising wasn't a key element of Tony Roma's growth strategy until 1984. At March 31, 1998, the Company had 49 franchisees operating 147 units world wide. The largest franchise holder operates a chain of 24 Tony Roma's restaurants. Although there are some individual unit franchisees, the Company seeks to attract franchisees who can develop several restaurants.

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

International franchisees receive a modified version of the above services. Currently, international franchises require a fee of $30,000 per unit and royalty rate of 3% of gross sales. However, costs associated with visits to international locations by Company personnel are borne by the international franchisee.
International franchise holders also contribute 0.25% to a joint marketing account.

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

A point-of-sale (POS) cash register system is installed in all company-operated restaurants. This POS system provides effective communication between the kitchen and the server, allowing employees to serve the customers in a quick and consistent manner while still maintaining a high level of control. It feeds data to the back office system that provides support for inventory, payroll, accounts payable and cash management. The back office system also provides management reporting and a communications interface to the corporate systems.

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

Employees. At March 31, 1998, the Company owned Tony Roma's operations had approximately 2,678 employees including 48 headquarters and staff personnel, 1 president, 2 regional managers, 14 district managers, 221 restaurant management employees and approximately 2,392 restaurant employees (of whom approximately 58% are part-time). Romacorp, Inc. is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory.

Trade Names, Trademarks and Service Marks. The trade name "Tony Roma's" and all other trademarks, service marks, symbols, slogans, emblems, logos, and designs used in the Tony Roma's restaurant system are of material importance to its business. The domestic trademark and franchise rights are owned by Roma Dining LP, an affiliate of Romacorp, Inc., and international trademarks/ franchise rights are owned by Roma Systems, Inc., a wholly owned subsidiary of Romacorp, Inc. A subsidiary, Roma Franchise Corporation, through a license with Roma Dining LP, offers and services franchises in the United States and Roma Systems, Inc. offers services and franchises internationally. The use of these marks is licensed to franchisees under franchise agreements for use with respect to the operation and promotion of their Tony Roma's restaurants.

Seasonality. Tony Roma's restaurant sales are normally higher from January to March and traditionally lower during the summer months than during the other months of the year.

The location of the Company-owned and franchised restaurants is as follows:

     State/Country  Company-owned  Joint Venture  Franchised

     Alabama               2          ---            ---
     Alaska              ---          ---              1
     Arizona             ---          ---              4
     Arkansas              1           --             --
     California            5            1             32
     Colorado            ---          ---              5
     Florida              18          ---              3
     Hawaii              ---          ---              4
     Kentucky            ---          ---              2
     Maine               ---          ---              1
     Minnesota           ---          ---              2
     Missouri              1          ---            ---
     Nebraska            ---          ---              1
     Nevada                3          ---              4
     New York            ---          ---              1
     North Carolina        1           --             --
     Ohio                ---          ---              3
     Oklahoma              1          ---            ---
     Oregon              ---          ---              3
     South Carolina        1          ---              2
     Tennessee             1          ---            ---
     Texas                11            1              4
     Utah                ---          ---              7
     Washington          ---          ---             12
     Wisconsin           ---          ---              3
     United States Total  45            2             94

     Aruba               ---          ---              1
     Canada              ---          ---             10
     Bahamas             ---          ---              1
     Puerto Rico         ---          ---              1
     China               ---          ---              1
     Guam                ---          ---              2
     Hong Kong           ---          ---              2
     Indonesia           ---          ---              2
     Japan               ---          ---             10
     Korea               ---          ---              3
     Mexico              ---          ---              5
     Peru                ---          ---              2
     Philippines         ---          ---              1
     Saipan              ---          ---              1
     Spain               ---          ---              7
     Singapore           ---          ---              2
     Taiwan              ---          ---              1
     Thailand            ---          ---              1
     International Total ---          ---             53

     World Total          45            2            147
     Number of franchise holders                      47


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

The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A substantial majority of the Company's food service personnel are paid at rates related to the minimum wage and other employment laws and regulations, accordingly, increases in the minimum wage result in higher labor costs.

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

Ability to Locate and Secure Acceptable Restaurant Sites. The success of restaurants is significantly influenced by location. There can be no assurance that current locations will continue to be attractive, or additional locations can be located and secured, as demographic pattern change. It is possible that the current locations or economic conditions where restaurants are located could decline in the future, resulting in potentially reduced sales in those locations. There is also no assurance that further sites will produce the same results as past sites.

Competition. The Company's future performance will be subject to a number of factors that affect the restaurant industry generally, including competition. The restaurant business is highly competitive and the competition can be expected to increase. Price, restaurant location, food quality, quality and speed of service and attractiveness of facilities are important aspects of competition as are the effectiveness of marketing and advertising programs. The competitive environment is also often affected by factors beyond the Company's or a particular restaurant's control. The Company's restaurants compete with a wide variety of restaurants ranging from national and regional restaurant chains (some of which have substantially greater financial resources than the Company) to locally owned restaurants. There is also active competition for advantageous commercial real estate sites suitable for restaurants.

Unforeseeable Events and Conditions. Unforeseeable events and conditions, many of which are outside the control of the Company, can impact consumer patterns in the restaurant industry. These events include weather patterns, severe storms and power outages, natural disasters and other acts of God. Specific examples include but are not limited to the Company's concentration of Tony Roma's operations and franchisees in Florida and California, both being areas that have historically suffered from severe weather and natural disasters. There can be no assurance that the Company's operations will not be adversely affected by such events in the future.

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

ITEM 2.   PROPERTIES

Pizza Hut Operations

Pizza Hut restaurants historically have been built according to identification specifications established by PHI relating to exterior style and interior decor. Variation from such specifications is permitted only upon request and if required by local regulations or to take advantage of specific opportunities in a market area.

The distinctive Pizza Hut red roof is the identifying feature of Pizza Hut restaurants throughout the world. Pizza Hut restaurants are generally freestanding, one-story buildings, usually with wood and brick exteriors, and are substantially uniform in design and appearance. Property sites range from 15,000 to 40,000 square feet and accommodates parking for 30 to 70 cars. Typically, Pizza Hut restaurants contain from 1,800 to 3,500 square feet, including a kitchen area, and have seating capacity for 70 to 125 persons.

The cost of land, building and equipment for a typical Pizza Hut restaurant varies with location, size, construction costs and other factors. The Company currently estimates that the average cost to construct and equip a new restaurant in its existing franchise territories is approximately $500,000 to $550,000, or $600,000 to $850,000 including the cost of land acquisition.

The Company continually renovates and upgrades its existing restaurants. Such improvements generally include new interior and exterior decor, expansion of seating areas, and installation of more modern equipment.

The Company anticipates that the capital investment necessary for each delivery-only kitchen is approximately $90,000 in equipment and $110,000 in leasehold improvements. The cost of a customer service center is approximately $150,000 in equipment and improvements.

The Pizza Hut restaurants and delivery units operated by the Company at March 31, 1998, are owned or leased as follows:

Leased from unrelated third parties                     502
Land and building owned by the Company                  132
Building owned by the Company and land leased            46
                                                        680

The amount of rent paid to unrelated persons is determined on a flat rate basis or as a percentage of sales or as a combination of both. Some leases contain provisions requiring cost of living adjustments.

Generally, the percentage rate is approximately 5% to 6% where both land and buildings are leased. Approximately 377 leases have initial terms which will expire within the next five years.
Nearly all of these leases contain provisions allowing for the extension of the lease term.

The Company leases parking lot space for one Pizza Hut unit from an officer of the Company. The rent is paid monthly as a flat rate.

The Company owns its principal office in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. Currently, the Company leases from third parties office space for its regional offices in Birmingham, AL, Vestavia, AL, Little Rock, AR, Evansville, IN, Lenexa, KS, Shreveport, LA, Brandon, MS, Springfield, MO, Winston-Salem, NC, Portland, OR, Sioux Falls, SD, and Memphis, TN.


Tony Roma's Operations

Romacorp, Inc. selects all company-operated restaurant sites, and has to right to approve all franchised restaurant locations.
Sites are selected using a screening model to analyze locations with an emphasis on projected financial return, demographics (such as population density, age and income distribution), analysis of restaurant competition in the area, and an analysis of the site characteristics, including accessibility, traffic counts, and visibility.

The current cost of constructing and equipping a free-standing Tony Roma's restaurant typically ranges from $750,000 to $950,000 for building, $150,000 to $250,000 for land improvements and signage, and $250,000 to $300,000 for equipment. The cost of land varies considerably depending on geographic and site location. Land costs vary from $450,000 to $850,000. Units which are constructed within existing structures or mall areas are typically less. The Company has developed standardized restaurant designs using a freestanding building to be situated on a 1-1/2 acre site. The design is continually revised and refined.

The 45 Company-operated Tony Roma's restaurants at March 31, 1998, are owned and leased as follows:

Leased from unrelated parties                            20
Land and buildings owned                                 17
Building owned by the Company and land leased             8
                                                         45

Some of Tony Roma's leases contain percentage rent clauses
(typically 5% to 6% of gross sales) against which the minimum rent is applied, and most are net leases under which Tony Roma's pays taxes, maintenance, insurance, repairs and utility costs.

Properties Held For Sale or Liquidation

Effective March 25, 1996, the Company sold the stock of the wholly-owned subsidiary Skipper's, Inc. (Skipper's), a quick service seafood chain, to a Seattle investment group. In conjunction with the sale of Skipper's, the Company retained nineteen fee simple properties that had previously been operated by Skipper's and had been closed prior to the sale. During fiscal 1997, the Company sold five properties for $1,310,000 leaving fourteen fee simple properties for sale at March 25, 1997. During fiscal 1998, the Company sold three properties for $900,000 leaving eleven properties for sale at March 31, 1998. At March 31, 1998, seven of the eleven fee simple properties were occupied by tenants.

In addition to the properties held for sale, the Company had obligations related to thirty-nine properties at the beginning of the year, under operating leases, that had previously been operated as Skipper's restaurants. During fiscal 1997, the Company bought out of six of these leases and two leases expired. During fiscal 1998, the Company bought out of four of these leases and three leases expired. At March 31, 1998, the Company remains obligated for twenty-four properties under operating leases, twenty-two of which have been subleased. The Company continues to market the properties to other potential subtenants, while also pursuing alternative methods of extinguishing these commitments.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are elected by the Board of Directors and serve until their successors are duly elected and qualified or until their earlier resignation or removal. The executive officers of the Company and their current positions and ages are as follows:

  Name                 Position                      Age

  O. Gene Bicknell     Chairman of the Board,
                       Chief Executive Officer
                       and Director                  65

  James K. Schwartz    President and Chief
                       Operating Officer             36

  Marty D. Couk        Senior Vice President
                       Pizza Hut Operations,
                       Eastern Division              43

  D. Blayne Vaughn     Vice President Pizza Hut
                       Operations, Western
                       Division                      41

  L. Bruce Sharp       Vice President Pizza Hut
                       Operations, Southern
                       Division                      40

  Robert B. Page       President, Romacorp, Inc.
                       (Tony Roma's Operations)      39

  Troy D. Cook         Vice President Finance,
                       Chief Financial Officer,
                       Treasurer and Assistant
                       Secretary                     35

  David G. Short       Vice President Legal,
                       General Counsel, Secretary    57

O. Gene Bicknell founded the Company and has served as Chairman of the Board since 1962. He also served as Chief Executive Officer of the Company before July 1993 and after January 30, 1995.

James K. Schwartz joined the Company in December 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In January 1995 he was promoted to President and Chief Operating Officer.

Marty D. Couk joined the Company as a restaurant manager trainee in April 1979. He served in various capacities at the Company, including Field Specialist (1982), Area General Manager (1983) and Regional Manager (1987). He was promoted to Vice President of Pizza Hut Operations in December 1992 and Senior Vice President of Pizza Hut Operations in September 1993. In May 1997, he became the Senior Vice President of Pizza Hut operations for the Eastern Division.

D. Blayne Vaughn joined the Company in November 1985 as an Area
General Manager. He was promoted to Regional Manager in 1990 and then Regional Vice President in 1993. In May 1997 he was promoted to Vice President of Pizza Hut operations for the Western
Division.

L. Bruce Sharp joined the Company in May 1987 as an Area General
Manager.  He was promoted to Regional Manager in 1989 and Vice
President of Pizza Hut operations for the Southern Division in May
1997.

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

David G. Short joined the Company in June 1993 as part of the NRH Corporation acquisition and was appointed to Vice President Legal and General Counsel in July 1993. He was Vice President, Legal and General Counsel for NRH Corporation from September 1990 and, previous to that, Vice President-Legal, General Counsel and Secretary of TGI Fridays, Inc.


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from page 25 of the Company's 1998 Annual Report to Stockholders, included herein as Exhibit 13.


ITEM 6.   SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference from page 9 of the Company's 1998 Annual Report to Stockholders, included herein as Exhibit 13.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference from pages 10 through 13 of the Company's 1998 Annual
Report to Stockholders, included herein as Exhibit 13.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated herein by reference from pages 14 through 23 of the Company's 1998 Annual Report to Stockholders, included herein as Exhibit 13.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, the Company's independent accountants on accounting or financial disclosure matters.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item (except for the information set forth in Item 4A of Part I hereof with respect to the Registrant's executive officers) is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 14, 1998, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

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


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K


(a) List of Documents filed as part of this Report

1)Financial Statements

The following financial statements of the Registrant and report of the Registrant's independent auditors, included in the Registrant's Annual Report to Stockholders for the year ended
March 31, 1998, are incorporated by reference in Item 8 to this report:

Report of Independent Auditors

Consolidated Balance Sheets as of March 31, 1998 and March 25,
1997.

Consolidated Statements of Income for the years ended March 31, 1998, March 25, 1997 and March 26, 1996.

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998, March 25, 1997 and March 26, 1996.

Consolidated Statements of Cash Flows for the years ended March
31, 1998, March 25, 1997 and March 26, 1996.

Notes to Consolidated Financial Statements.

2) No schedules are filed as part of this Report because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3) Exhibits (numbered in accordance with Item 601 of Regulation
S-K)

                                             Page Number or
Exhibit                                      Incorporation
Number Description                         by Reference from

2.1    Asset Sale Agreement by and        Exhibits 2-A and 2-B to
       among Pizza Hut, Inc. and          Form 8-K filed April 14,
       certain subsidiaries and NPC       1997
       International, Inc. and certain    EDGAR 748714-97-00008
       subsidiaries dated March 3,1997
       and amended March 27, 1997

2.2    Asset Purchase Agreement by and    Exhibit 2-A to Form 8-K
       between Jamie B.Coulter, et al.,   filed May 29, 1997
       Sellers and NPC International,     EDGAR 748714-97-000015
       Inc.and certain subsidiaries
       dated May 14, 1997.

2.3    Recapitalization Agreement among   Exhibit 2-A to Form 8-K
       Romacorp, Inc., NPC                filed May 8, 1998
       International, Inc.,               EDGAR NPC
       Restaurant Holdings,               927025-98-000081
       Inc. and Sentinel Capital
       Partners, L.P.

3.1    Restated Articles of               Exhibit 3(a) to Form S-1
       Incorporation                      Registration Statement
                                          effective August 14,
                                          1984
                                          File #2-91885

3.2    Certificate of Amendment to        Amended by Form 8 filed
       Restated Articles of               May 30, 1991
       Incorporation dated August 7,
       1986, Certificate of Amendment
       to Restated Articles of
       Incorporation dated July 31,
       1987 and Certificate of
       Change of Location of Registered
       Office dated October 20, 1987


3.3    Bylaws                             Exhibit 3(b) to Form S-1
                                          Registration Statement
                                          effective August 14,1984
                                          File #2-91885

3.4    Certificate of Amendment to        Exhibit B to Proxy
       Restated Articles of               Statement for Annual
       Incorporation of National Pizza    Meeting filed
       Company effective July 12, 1994    June 13, 1994
                                          EDGAR 748714-94-000007

4.1    Specimen Stock Certificate         Exhibit 1 to to Form 8-A
       For Common Stock                   filed July 31, 1995
                                          EDGAR 748714-94-000016

10.01  Franchise Agreement between        Exhibit 10.01 to
       Pizza Hut, Inc. and NPC            Form 10-Q
       International, Inc. (sample        filed August 1, 1994
       document) effective                EDGAR 748714-94-000016
       March 30, 1994

10.02  Assignment of and Blanket          Exhibit 10.02 to the
       Amendment to Franchise             Form 10-K filed June 6,
       Agreements                         1997
                                          EDGAR 748714-97-000017

10.03  1995 Franchise Agreement           Exhibit 10.03 to the
       between Pizza Hut, Inc.            Form 10-K filed June 6,
       and NPC Management, Inc.           1997
                                          EDGAR 748714-97-000017

10.04  Profit Sharing Plan of NPC         Exhibit 10.25 to Form
       International, Inc. dated          10-K for the year ended
       July 1, 1992, as amended           March 30, 1993

                                          Exhibit 10.29 to Form
                                          10-K for the year
                                          ended March 29, 1994
                                          EDGAR 748714-94-000009

                                          Exhibit 10.33 to Form
                                          10-Q filed August 1,
                                          1994
                                          EDGAR 748714-94-000016

10.05  Fourth Amendment to the            Exhibit 10.05 to the
       NPC International, Inc.            Form 10-K filed June
       Profit Sharing Plan dated,         6, 1997
       October 20, 1995                   EDGAR 748714-97-000017

10.06  Fifth Amendment to the NPC         Exhibit 10.06 to the
       International                      Form 10-K filed June 6,
       Inc. Profit Sharing Plan           1997
       effective July 12, 1994            EDGAR 748714-97-000017

10.07  Sixth Amendment to the NPC         Exhibit 10.07 to the
       International,                     Form 10-K filed
       Inc. Profit Sharing Plan dated     June 6, 1997
       October 29, 1996                   EDGAR 748714-97-000017

10.08  Seventh Amendment to the NPC       Exhibit 10.08 to the
       International, Inc. Profit         Form 10-K filed June 6,
       Sharing Plan effective             1997
       January 1, 1997                    EDGAR 748714-97-000017

10.09  NPC International, Inc. 1984       Exhibit 10(t) to Form
       Amended and Restated Stock         10-K filed June 25, 1990
       Option Plan

10.10  NPC International, Inc. 1994       Exhibit A to Proxy
       Stock Option Plan                  Statement to Annual
       dated May 3, 1994                  Meeting of Stockholders
                                          filed June 13, 1994
                                          EDGAR 748714-94-000007

10.11  Senior Note Purchase Agreement     Exhibit 10.26 to Form
       made by and between Pacific        10-K for the year ended
       Mutual Life Insurance Company,     March 30, 1993
       Pacific Corinthian Insurance
       Company, Lutheran Brotherhood      Exhibit 10.39 to Form
       Life and NPC International,        10-K for the year ended
       Inc., as amended                   March 28,1995

                                          Exhibit 10.43 to Form
                                          10-K for the year ended
                                          March 28, 1995

                                          Exhibit 10.44 to Form
                                          10-K for the year ended
                                          March 28,1995

10.12  Amendment to the Senior Note       Exhibit 10.12 to the
       Purchase Agreement made by and     Form 10-K
       between Pacific Mutual Life        Filed June 6, 1997
       Insurance Company, Pacific         EDGAR 748714-97-000017
       Corinthian Life Insurance Company,
       Lutheran Brotherhood and NPC
       International Inc., dated
       May 29, 1996

10.13  Amendment to the Senior Note       Exhibit 10.13 to the
       Purchase Agreement made by and     Form 10-K
       between Pacific Mutual Life        Filed June 6, 1997
       Insurance Company,Pacific          EDGAR 748714-97-000017
       Corinthian Life Insurance
       Company,Lutheran Brotherhood
       and NPC International, Inc.
       dated March 3, 1997

10.14  Amendment to the Senior Note       Exhibit 10.14 to the
       Purchase Agreement made by and     Form 10-K
       between Pacific Mutual Life        Filed June 6, 1997
       Insurance Company, Pacific         EDGAR 748714-97-000017
       Corinthian Life Insurance
       Company,Lutheran Brotherhood
       and NPC International, Inc.,
       dated May 8, 1997

10.15  NPC Management, Inc. $50 million   Exhibit 10.15 to the
       7.94% Senior Guaranteed Notes      Form 10-K
       due May 1, 2006,                   Filed June 6, 1997
       dated May 1, 1997                  EDGAR 748714-97-000017

10.16  $160 million Revolving Credit      Exhibit 10.16 to the
Agreement dated as of March 5,            Form 10-K
       1997 among NPC International,      Filed June 6, 1997
       Inc., various banks and Texas      EDGAR 748714-97-000017
       Commerce Bank National
       Association as Agent and
       NationsBank of Texas, N.A.
       as Documentation Agent

10.17  Amended and Restated Revolving     Exhibit 10.17 to the
       Credit Agreement dated May 8,      Form 10-K
       1997, effective March 26, 1997,    Filed June 6, 1997
       among NPC Management, Inc.,        EDGAR 748714-97-000017
       various banks and Texas
       Commerce Bank National
       Association as Agent and
       NationsBank of Texas, N.A. as
       Documentation Agent

10.18  $15 Million Revolving Credit       Exhibit 10.18 to the
       Agreement dated as of March 5,     Form 10-K
       1997 among NPC International,      Filed June 6, 1997
       Inc., various banks and            EDGAR 748714-97-000017
       Texas Commerce Bank National
       Association as Agent

10.19  $15 Million Amended and Restated   Exhibit 10.19 to the
       Revolving Credit Agreement         Form 10-K
       dated as of May 8, 1997            Filed June 6, 1997
       among NPC International, Inc.,     EDGAR 748714-97-000017
       various banks and Texas Commerce
       Bank National Association as
       Agent

10.20  Amended and Restated Master        Exhibit 10.20 to the
       Shelf and Assumption Agreement     Form 10-K
       dated May 8, 1997,                 Filed June 6, 1997
       effective March 26, 1997,          EDGAR 748714-97-000017
       between NPC Management, Inc.
       and The Prudential
       Insurance Company of America

10.21  Leases between the Company and     Exhibit 10(e) to
       Messrs. Bicknell and Elliott       Form S-1
                                          Registration Statement
                                          effective August 14,
                                          1984
                                          File #2-91885

10.22  Employment Agreement between       Exhibit 10.45
       NPC International, Inc. and        to Form 10-K for the
       James K. Schwartz dated            year ended March 28,
       January 27, 1995                   1995

10.23  Acquisition agreement by           Exhibit 2.0 to Form 8-K
       and among Seattle Crab Co.,        filed March 28, 1996
       NPC International,
       Inc. and Skipper's, Inc.
       dated as of March 25, 1996

10.24  Lease Indemnification              Exhibit 2.1 to Form 8-K
       Agreement                          filed March 28, 1996

10.25  Liability Assumption               Exhibit 2.2 to Form 8-K
       Agreement                          filed March 28, 1996

10.26  Environmental Compliance           Exhibit 2.3 to Form 8-K
       Agreement                          filed March 28, 1996

10.27  Non-Competition Agreement          Exhibit 2.5 to Form 8-K
                                          filed March 28, 1996

10.28  James K. Schwartz Promissory       Exhibit 10.28 to form
       Note                               10-Q filed February 4,
                                          1998
                                          EDGAR 748714-98-000003

10.29  Amendment to Assignment of         Exhibit 10.29 to Form
       and Blanket Amendment to           10-K for the year
       Franchise Agreements               ended March 31, 1998

13     1998 Annual Report to              Exhibit 13
       Stockholders(only those            to Form 10-K for the
       portions of such Annual            year ended March 31,
       Report to Stockholders             1998
       which are specifically
       incorporated by be reference
       into this Form 10-K shall be
       deemed to be filed
       with the Commission)

21     List of Subsidiaries               Exhibit 21 to this Form
                                          10-K

23     Consent of Ernst & Young LLP       Exhibit 23 to
                                          Form 10-K for the year
                                          ended March 31, 1998

(b)  Reports on Form 8-K

No forms were filed on Form 8-K during the quarter ended March 31, 1998.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the 3rd day of June, 1998 on its behalf by the undersigned, thereunto duly authorized.

NPC INTERNATIONAL, INC.

By   Troy D. Cook
     Vice President, Chief Financial Officer,
     Treasurer, Assistant Secretary
     (Principal Financial Officer)


By   Alan L. Salts
     Vice President of Restaurant Services and
     Chief Accounting Officer
     (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of June, 1998.

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