Form 10-Q
period 1998-06-30
NPC INTERNATIONAL INC
filed 1998-08-12
CIK 748714

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Quarter Ended
June 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


The number of shares outstanding of the registrant's class of common stock as of August 4, 1998:

            Common Stock, $0.01 par value - 24,767,623






                      NPC INTERNATIONAL, INC.


INDEX


                                                      PAGE

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets --
             June 30, 1998 and March 31, 1998           3

          Consolidated Statements of Income --
             For the Thirteen Weeks Ended
             June 30, 1998 and June 24, 1997            4

          Consolidated Statements of Cash Flows --
             For the Thirteen Weeks Ended
             June 30, 1998 and June 24, 1997            5

          Notes to Consolidated Financial Statements    6

          Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                 8


PART II.  OTHER INFORMATION                            13



PART I.   FINANCIAL INFORMATION

                      NPC International, Inc.
                    Consolidated Balance Sheets
                 (Unaudited, dollars in thousands)


ASSETS                              June 30, 1998  March 31, 1998
Current assets:
 Cash and cash equivalents            $    4,681   $    4,548
 Accounts receivable, net                104,389        2,375
 Inventories of food and supplies          2,447        4,177
 Deferred income tax asset                 2,662        3,245
 Prepaid expenses and other
 current assets                            2,568        3,874
   Total current assets                  116,747       18,219

Facilities and equipment, net             86,904      138,779
Assets held for sale                       2,098        3,157
Notes receivable, net                        378          465
Franchise rights, net                    197,131      198,917
Goodwill, net                              2,806       17,364
Investment in Romacorp, Inc.               6,750           --
Deferred income tax asset                     --          344
Other assets                               5,201        5,247
TOTAL ASSETS                          $  418,015   $  382,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                     $   16,216   $   18,143
 Sales taxes                               1,673        2,561
 Payroll taxes                             1,394        1,742
 Accrued interest                          2,306        4,130
 Accrued payroll                           6,080        8,669
 Income tax payable                       16,392          650
 Current portion of closure reserve        1,260        1,360
 Insurance reserves                        4,310        5,613
 Other accrued liabilities                 7,646        6,188
   Total current liabilities              57,277       49,056

Long-term debt                           196,200      204,033
Deferred income tax liability              1,079           --
Closure reserve                            8,084        8,936
Health and workers' compensation
 reserves                                  8,000        9,000
Other deferred items                       6,971        4,431

Stockholders' Equity:
 Common stock, $.01 par value
 100,000,000 shares authorized,
 27,592,510 issued                           276          276
Paid-in capital                           21,055       21,033
Retained earnings                        138,307      105,157
                                         159,638      126,466
Less treasury stock at cost,
 representing 2,826,212 shares          (19,234)     (19,430)
   Total stockholders' equity            140,404      107,036

TOTAL LIABILITIES AND EQUITY          $  418,015   $  382,492


The accompanying notes are an integral part of these Consolidated
Financial Statements.



                      NPC International, Inc.
                 Consolidated Statements of Income
       (Unaudited, dollars in thousands, except share data)

                                        Thirteen Weeks Ended
                                    June 30, 1998  June 24, 1997

Net Sales                             $  113,388   $  101,067
Net franchise revenue                      2,114        2,050
 Total revenue                           115,502      103,117

Cost of sales                             30,646       28,124
Direct labor                              32,185       29,424
Other                                     30,484       26,278
 Total operating expenses                 93,315       83,826

Income from restaurant operations         22,187       19,291

General and administrative expenses        6,262        5,284
Depreciation and amortization              2,531        2,366

Operating income                          13,394       11,641

Other expense:
 Interest expense                        (3,882)      (3,030)
 Other                                       266          197

Income before income taxes and
 gain on recapitalization of
 subsidiary                                9,778        8,808
Gain on recapitalization of
 Romacorp, Inc.                           39,400           --

Income before income taxes                49,178        8,808

Provision for income taxes                16,028        3,083

Net income                            $   33,150   $    5,725

Earnings per share - Basic            $     1.34   $      .23

Earnings per share - Diluted          $     1.31   $      .23

Weighted average shares
 outstanding - Basic                  24,758,341   24,643,285

Weighted average shares
 outstanding - Diluted                25,238,181   25,011,426

The accompanying notes are an integral part of these Consolidated
Financial Statements.



                      NPC International, Inc.
               Consolidated Statements of Cash Flows
                 (Unaudited, dollars in thousands)

                                        Thirteen Weeks Ended
                                    June 30, 1998  June 24, 1997
Operating Activities:

Net income                            $   33,150   $    5,725
Non-cash items included in
     net income:
 Depreciation and amortization             6,491        5,567
 Amortization of start-up costs              348          674
 Deferred income taxes                        --        (170)
 Non-cash gain on recapitalization
   of Romacorp, Inc.                    (38,758)           --
Change in assets and liabilities,
     net of acquisitions and
     divestitures:
 Accounts receivable, net                  (106)         (39)
Notes receivable, net                         25           19
 Inventories of food and supplies          (397)        (108)
 Prepaid expenses and other
   current assets                           (57)        (610)
 Accounts payable                          (812)        7,714
 Payroll taxes                              (15)          325
 Accrued interest                        (1,796)          399
 Income tax payable                       15,742        3,439
 Accrued payroll                         (1,792)        3,847
 Health and workers' compensation
   reserves                                  147        1,040
 Other accrued liabilities                 1,037        2,103
   Net cash flows provided by
   operating activities                   13,207       29,925

Investing Activities:

Capital expenditures                     (5,767)      (8,560)
Acquisition of business assets,
 net of cash                                  --    (109,516)
Proceeds from sale of capital assets         316          313
Changes in other assets, net             (1,341)          677
 Net cash flows used in investing
   activities                            (6,792)    (117,086)

Financing Activities:

Net change in revolving
 credit agreements                         1,500       51,567
Proceeds from issuance of
 long-term debt                               --       49,756
Payment of long-term debt                (8,000)      (9,000)
Exercise of stock options                    218          119
 Net cash flows (used in)
     provided by financing
   activities                            (6,282)       92,442


Net Change in Cash and
 Cash Equivalents                            133        5,281

Cash and Cash Equivalents
 at Beginning of Period                    4,548           --

Cash and Cash Equivalents at
 End of Period                        $    4,681   $    5,281


The accompanying notes are an integral part of these Consolidated
Financial Statements.



                      NPC International, Inc.
            Notes to Consolidated Financial Statements
                            (Unaudited)


Note 1 -  Basis Of Presentation

The financial statements include the accounts of NPC International, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions were eliminated. (See Note 4 - Recapitalization of Romacorp, Inc. for information regarding the accounting method used to record this formerly wholly-owned subsidiary's activity for the quarter ended June 30, 1998.)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and March 31, 1998, the results of operations and cash flows for the thirteen weeks ended June 30, 1998 and June 24, 1997. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.


Note 2 -  Cash Flows

There were net cash payments for income tax of $226,000 in the thirteen weeks ended June 30, 1998, and cash receipts from income tax refunds of $146,000 in the thirteen weeks ended June 24, 1997. Cash paid for interest for the thirteen weeks ended June 30, 1998 and June 24, 1997 was $5,632,000 and $2,761,000, respectively.


Note 3 -  Acquisitions

On March 6, 1997, the Company acquired 60 Pizza Hut units from Pizza Hut, Inc. (PHI).

On March 27, 1997, the Company acquired 62 Pizza Hut units from PHI. Simultaneous with the closing, the Company assumed operational responsibility for four units which have been reflected in the Company's financial statements as if owned. These four units were acquired on September 2, 1997.

On June 5, 1997, the Company acquired an additional 51 units from PHI. One additional PHI unit was purchased on July 10, 1997.

On May 15, 1997, the Company acquired 82 units from Jamie B. Coulter (Coulter). Simultaneously, the Company assumed operational responsibility for 18 additional Coulter units, which have been reflected in the Company's financial statements as if owned. The Company acquired 10 of the units on July 16, 1997, four more on August 19, 1997 and on October 2, 1997 the Company closed on the remaining four units.


The following unaudited pro forma results for the thirteen weeks ended June 24, 1997, were developed assuming that all of the acquired units previously described had been acquired at the beginning of the period. The unaudited pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the period nor is it necessarily indicative of results that may occur in the future.

     Pro Forma Results (unaudited)
     (Dollars in thousands
     except per share data)         June 24, 1997

     Total revenue                     $117,738
     Net income                           6,316
     Net income per share - Basic           .26
     Net income per share - Diluted         .25


Note 4 -  Recapitalization of Romacorp, Inc.

Effective June 28, 1998, the Company completed the recapitalization of its previously wholly-owned subsidiary, Romacorp, Inc (Romacorp). Romacorp redeemed stock held by the Company so that the Company held 20% of the equity of Romacorp following the transaction. Sentinel Capital Partners became the majority equity owner of Romacorp following the transaction. Romacorp was a wholly-owned subsidiary of the Company throughout the quarter, its results of operations have been consolidated and reflected in the Consolidated Statement of Income for the thirteen weeks ended June 30, 1998. The Company's remaining investment in Romacorp is presented on its balance sheet and will be accounted for using the cost method of accounting.


Note 5 -  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                    Thirteen Weeks Ended
                                 June 30, 1998    June 24, 1997
 Numerator:

 Net Income                      $  33,150,000    $  5,725,000

 Denominator:

 Denominator for basic
 earnings per share - weighted
 average shares                     24,758,341      24,643,285

 Effect of dilutive securities:
   Employee stock options              479,839         368,141

 Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares and assumed
   conversions                      25,238,181      25,011,426

Earnings per share - Basic       $        1.34    $        .23

Earnings per share - Dilutive    $        1.31    $        .23



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to Consolidated Financial Statement included in this Form 10-Q and the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

Overview - The Company is the largest Pizza Hut franchisee in the world and at June 30, 1998, operated 658 Pizza Hut units in 24 states. The Company and PHI have agreed that the Company may acquire additional Pizza Hut units and, as a result, operate up to a total of 1,300 units, subject to availability and certain conditions. During the preceding 18 months, the Company has acquired over 300 units from the franchisor, PHI, and other franchisees. The Company, estimates that is operates approximately 9% of the entire Pizza Hut system. As a result of a recapitalization of its Romacorp, Inc. subsidiary, effective June 28, 1998, the Company has reduced its equity holdings in this entity to 20%, and therefore, no longer controls its operations.

Products - Pizza Hut's main product is high quality, innovative and moderately priced pizza. Additionally, the menu contains pasta, sandwiches, salad bar and a luncheon buffet.

Certain of the Company's Pizza Huts units serve beer. This product is not a significant portion of the Pizza Hut sales mix.

Service - Pizza Hut provides a buffet with table service for beverages during lunch and full table service for dinner, with delivery and carry-out available throughout the day.

Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. The fiscal year ending March 30, 1999 will contain 52 weeks.

Development

Activity with respect to unit count during the quarter is set forth in the table below:

                         SYSTEM UNIT ACTIVITY
                         1999 FIRST QUARTER

                Beginn-  Conver- Develop  Acquir  Closed End-
                ing      sions   -ed      -ed            ing
Company Owned

Pizza Hut
 Restaurant      539     (1)       2        -      13     527
 Delivery        141       1       -        -      11     131
  Total
  Pizza Hut      680       -       2        -      24     658

Tony Roma's(1)    45               -        -       -     45*
  Total Company
  Owned          725               2               24     703

Franchised
 Tony Roma's     147               2        -       2    147*

Total System     872               4        -      26     850

(1)  Excludes 2 units operated as joint ventures by the Company.

*Effective June 28, 1998, NPC International, Inc. sold 80% of its equity interest in Romacorp, Inc. and, therefore, no longer controls the operations of Romacorp, Inc., and subsidiaries. (See
Note 4 - Recapitalization of Romacorp, Inc. for further information.)

On April 27, 1998 the Company announced plans to consolidate and relocate 53 Pizza Hut units to 45 new locations to redefine trade areas, improve market presence, and to upgrade certain assets to a more competitive format. Relocated units will be moved to improved trade areas and fall into the following categories: relocation of delivery units to more visible locations and improved formats; relocation of older dine-in assets in rural markets to new prototype units; and conversions of certain metro markets to "Main-Path" restaurants. In conjunction with this strategy, the Company closed 24 Pizza Hut units during the quarter ended June 30, 1998. Additionally, two Pizza Hut units were developed during the quarter.

One Tony Roma international franchise unit and one domestic franchise unit opened during the quarter.

Results of Operations - Set forth at the beginning of the section discussing the results of operations for each concept operated by the Company is a table of revenue and operating expenses expressed as a percent of revenue, or sales as indicated, for the thirteen weeks ended June 30, 1998 and June 24, 1997. Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include royalties (Pizza Hut only), rent, depreciation, advertising, utilities, supplies and insurance among other costs directly associated with operating a restaurant facility.


                       PIZZA HUT OPERATIONS
                            (Unaudited)
                      (dollars in thousands)

                                       Thirteen Weeks Ended
                                   June 30, 1998  June 24, 1997

 Revenue
 Restaurant Sales                     $   72,240   $   64,201
 Delivery Sales                           18,635       16,641
   Total Revenue                          90,875   $   80,842

 Restaurant Operating Expenses
 as a Percentage of Revenue:

 Total Expenses(1)
 Cost of Sales                             25.1%        26.6%
 Direct Labor                              27.9%        28.5%
 Other                                     27.7%        26.5%
   Total Operating Expenses                80.8%        81.6%
 Restaurant Based Income                   19.2%        18.4%

 Restaurant Expenses(2)
 Cost of Sales                             25.2%        26.8%
 Direct Labor                              26.8%        27.3%
 Other                                     28.4%        26.9%
   Total Operating Expense                 80.4%        81.0%
 Restaurant Based Income                   19.6%        19.0%

 Delivery Expenses(3)
 Cost of Sales                             24.7%        26.3%
 Direct Labor                              32.5%        33.2%
 Other                                     25.0%        24.6%
   Total Operating Expenses                82.2%        84.1%
 Restaurant Based Income                   17.8%        15.9%

 (1) As a percent of total revenue
 (2) As a percent of restaurant sales
 (3) As a percent of delivery sales

Comparison of Pizza Hut Operating Results for the Thirteen Weeks Ended June 30, 1998 with the Thirteen Weeks Ended June 24, 1997

Revenue from the Company's Pizza Hut operations was $90.9 million during the quarter, for an increase of 12% over the same period of the prior year. This increase was due to the operation of 222 units during the quarter which were acquired throughout the same quarter of the prior year. The increase in units operated during the quarter more than offset the impact of closing 24 low volume units without replacement as planned during the quarter. Sales from delivery units was $18.6 million during the quarter for an increase of 12% over the $16.6 million recorded last year. Comparable sales growth of 5.1% and an increase in the number of units operated contributed to this increase in sales. The Company's restaurants (Red Roofs) accounted for the balance of the Pizza Hut sales volume. These units recorded a decrease in comparable sales of 2%, which was more than offset by the increase in units operated relative to the prior year. For all unit types combined, comparable sales declined by 0.7% during the quarter while average unit volumes increased by 2% over the prior year due to the favorable impact of the asset re-imaging plan. (See Development section for further information regarding the Company's asset re-imaging strategy.)

Cost of sales as a percent of revenue improved 150 basis points compared to the same quarter of the prior year due to more normalized ingredient costs, reduced waste in acquired stores and a decline in cheese cost for the quarter of approximately 3% compared to the same period of the prior year. The Company benefited from reduced ingredient costs compared to the same period of the prior year due to better optimization of ingredient formulations and supply contract negotiations.

Direct labor for the quarter declined 60 basis points compared to the same period of the prior year despite the increase in minimum wage effective September, 1997 which has contributed to a 6% increase in the average hourly wage incurred relative to last year. This improvement results from labor efficiencies primarily achieved in acquisition markets. (See Effects of Inflation and Other Matters for additional information on minimum wage increases.)

Other operating expense for the quarter increased 120 basis points over the comparable period of the prior year. This is largely attributable to higher occupancy costs as the Company leases a higher percent of its facilities than in the prior year and increased store manager bonuses due to improvements in controllable profit.


                      TONY ROMA'S OPERATIONS
                            (Unaudited)
                      (dollars in thousands)

                                       Thirteen Weeks Ended
                                   June 30, 1998  June 24, 1997

 Revenue
 Restaurant Sales                     $   22,513   $   20,225
 Franchise Revenue                         2,114        2,050
 Total Revenue                        $   24,627   $   22,275

 Restaurant Operating Expenses
   as a Percentage of Sales
 Cost of Sales                             34.8%        32.6%
 Direct Labor                              30.2%        31.5%
 Other                                     23.5%        24.2%
 Total Operating Expenses                  88.5%        88.3%
 Restaurant Based Income                   11.5%        11.7%
 Income from System Operations(1)          19.1%        19.9%

 (1) Net franchise revenue and restaurant based income as a percent of total revenue.


Comparison of Tony Roma's Operating Results for the Thirteen Weeks Ended June 30, 1998 with the Thirteen Weeks Ended June 24, 1997

Restaurant sales were $22.5 million for the quarter for an 11.3% or $2.3 million increase over the same quarter of the prior year. The increase is attributable to restaurant development and a comparable sales increase of 1.9% for stores open more than 18 months. The improvement in comparable sales was due largely to a new menu implemented late in the third quarter of fiscal 1998.

Net franchise revenue was $2,114,000 during the quarter, which was essentially flat compared to the $2,050,000 recorded during the same period of the prior year.

Direct labor, as a percentage of sales, declined 130 basis points for the quarter due to leverage obtained from increased store volume and comparable sales. Also affecting the change for the quarter was the opening of only one new store during the last six months compared to the opening of five new stores during the same period of the prior year. Unusually high labor costs are incurred with store openings due to increased training and staffing levels to ensure the customer's experience is favorable.

Other operating expense, as a percent of sales, declined 70 basis points for the quarter compared to the same period of the prior year. This improvement is due largely to the above mentioned leverage obtained from increased store volume and comparable sales.

Consolidated Results

Comparison of Consolidated Operating Results for the Thirteen Weeks Ended June 30, 1998 with the Thirteen Weeks Ended June 24, 1997

Total consolidated revenue for the quarter was $115.5 million, for an increase of 12%, or $12.4 million over the same period of the prior year. The growth was due largely to the revenue contributed from the acquired Pizza Hut units and Tony Roma's unit development and comparable sales growth. (See Note 3 of the Notes to Consolidated Financial Statements for additional information on the acquisitions.)

Consolidated income from restaurant operations was $22.2 million or 19.2% of revenue for the quarter compared to $19.3 million or 18.7% last year for an increase of $2.9 million or 15%. Income from restaurant operations as a percent of revenue increased over the prior year due to improved margin performance in the Company's Pizza Hut units.

General and administrative expenses, as a percent of revenue, increased 30 basis points over the same period of the prior year as the Pizza Hut infrastructure required to support the acquired stores was not fully developed at the end of the first quarter of fiscal 1998. Depreciation and amortization increased $165,000 or 7% over last year due to increased amortization of franchise rights associated with acquisitions, but increased only 10 basis points as a percent of sales, compared to the same period of the prior year due to increased revenue.

Increased borrowings associated with fiscal 1998 acquisitions resulted in an increase in interest charges of $852,000 for the quarter compared to same period of the prior fiscal year. Net income for the quarter was $33.2 million which included $39.4 million in pre-tax income related to the gain on the recapitalization of Romacorp, Inc. and $12.6 million of income tax expense related to that gain. Consistent with last year, income taxes have been provided for at 35% for income not related to the recapitalization gain. (See Note 4 - Recapitalization of Romacorp, Inc. for further information.)

Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $12.6 million for the quarter, a decrease of 58% compared to the $29.9 million for the same period of the prior year. Cash flow from operations last year was positively impacted by the working capital contribution realized from the acquired stores which, like the Company, operate with a working capital deficit.

In addition to cash provided by operations, the Company has a $200 million unsecured line of credit through March 3, 2000. Borrowing capacity will be increased as a result of the Romacorp, Inc. transaction as net of tax proceeds of approximately $90 million will be used to reduce outstanding borrowings on the line of credit. After giving effect to this repayment, the Company had $176 million in unused borrowing capacity under this agreement, access to which is limited by the Company's debt covenants. The acquisitions completed during fiscal 1998 were funded through the line of credit and the issuance of $50 million of senior unsecured notes to institutional lenders. Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience.

During the quarter ended June 30, 1998, the Company made all scheduled principal and interest payments.

Restaurant development at Tony Roma's and Pizza Hut, in addition to normal recurring capital expenditures resulted in $5.8 million of total capital expenditures for the quarter ended June 30, 1998 compared to $8.6 million of total capital expenditures for the same period of the prior year.

The Company anticipates cash flow from operations and capacity under its existing line of credit will be sufficient to fund continuing expansion, acquisitions and improvements and to service debt obligations.

Seasonality

As a result of the diversification in restaurant concepts, the Company has historically not experienced significant seasonal sales fluctuations on a consolidated basis. However, each concept is impacted by individual sales trends. Tony Roma's sales were traditionally higher from January to March due to an increase in vacation and part-time residence activity in the desert and beach areas where a significant number of the Company's facilities were located. Pizza Hut sales are largely driven through advertising and promotion and are adversely impacted in economic times that generally negatively impact consumer discretionary income such as back-to-school and post holiday seasons.

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

Federal wage laws increased the minimum wage to $5.15 per hour in September 1997. In addition to the federal minimum wage increase in September 1997, the state of Oregon increased the state minimum wage rate to $6.00 per hour on January 1, 1998. The Company currently operates 22 Pizza Hut units in the State of Oregon.

Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Significant changes in the price of cheese have an impact on the Company's food cost as a percent of revenue.

During the quarter, cheese prices were 3% less than the costs incurred during the comparable period of the prior year. However, management expects cheese costs to exceed last year's levels during the second fiscal quarter by 20% to 25% based upon current prices and available forecasts.

Increases  in  interest rates would directly affect the  Company's financial results. Subsequent to receiving proceeds from the Romacorp recapitalization transaction, approximately 83% of the Company's borrowings were under long-term fixed rate agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates. The Company actively utilizes these options as well as other hedging strategies including interest rate swap products to reduce interest rate exposure.

Forward Looking Comments

The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts contained herein are forward looking statements that involve estimates, risks and uncertainties, including but not limited to: consumer demand and market acceptance risk; the level of and the effectiveness of marketing campaigns by the Company and PHI, and the overall success of the Company's franchisor; the integration and assimilation of acquired restaurants; training and retention of skilled management and other restaurant personnel; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, new product introductions, product mix and pricing, the cost of commodities and other food products, labor shortages and costs and other risks detailed in the Company's Securities and Exchange Commission filings.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form
10-K for the year ended March 31, 1998.

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

 (a) Exhibits

     The following Exhibit is filed as part of this Report:

     Exhibit 27 - Financial Data Schedule

 (b) Reports on Forms 8-K (incorporated by reference)

      The following reports on Form 8-K were filed during the thirteen weeks ended June 30, 1998:

      May 8, 1998 Acquisition or Disposition of Assets pertaining to the recapitalization of Romacorp, Inc.


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NPC INTERNATIONAL, INC.
                              (Registrant)



DATE: August 11, 1998
 Vice President Finance       Troy D. Cook
 Chief Financial Officer
 Principal Financial Officer


DATE: August 11, 1998
 Vice President,              Alan L. Salts
 Restaurant Services
 Chief Accounting Officer