Form 10-Q/A
period 1998-06-30
NPC INTERNATIONAL INC
filed 1998-09-02
CIK 748714

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                            FORM 10-QA

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


PART I.   FINANCIAL INFORMATION
          The following amends Management's Discussion and Analysis of Financial Condition and Results of
          Operations presented in the Company's form 10-Q filed on August 12, 1998.

The following information was inadvertently excluded from the Tony Roma management discussion and analysis section:

Cost of sales, as a percent of sales, increased to 34.8% from 32.6% primarily due to an increase in the average price of baby-back ribs of 15% for the quarter.


The following is a correction of information included in the Tony Roma management discussion and analysis:

Comparable sales for Tony Roma's increased 2.9% rather than reported 1.9% during the quarter ended June 30, 1998 for stores open more than 18 months.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NPC INTERNATIONAL, INC.
                              (Registrant)



DATE: September 1, 1998
 Vice President Finance       Troy D. Cook
 Chief Financial Officer
 Principal Financial Officer


DATE: September 1, 1998
 Vice President,              Alan L. Salts
 Restaurant Services
 Chief Accounting Officer