Form 10-Q
period 1998-09-29
NPC INTERNATIONAL INC
filed 1998-10-28
CIK 748714

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Quarter Ended
    September 29, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's class of common stock as of October 12, 1998:

            Common Stock, $0.01 par value - 24,437,414





                      NPC INTERNATIONAL, INC.



INDEX


                                                      PAGE

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets --
             September 29, 1998 and March 31, 1998      3

          Consolidated Statements of Income --
             For the Thirteen and Twenty-Six
             Weeks Ended September 29, 1998
             and September 23, 1997                     4

          Consolidated Statements of Cash Flows --
             For the Twenty-Six Weeks Ended
             September 29, 1998 and September
             23, 1997                                   5

          Notes to Consolidated Financial Statements    6

          Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                 8


PART II.  OTHER INFORMATION                            14





PART I.   FINANCIAL INFORMATION

                      NPC International, Inc.
                    Consolidated Balance Sheets
                 (Unaudited, dollars in thousands)


ASSETS                                   September     March
                                          29, 1998    31, 1998
Current assets:
 Cash and cash equivalents                $ 3,933      $4,548
 Accounts receivable, net                   1,524       2,375
 Inventories of food and supplies           2,541       4,177
 Deferred income tax asset                  2,662       3,245
 Prepaid expenses and other current
 assets                                     4,059       3,874
   Total current assets                    14,719      18,219

Facilities and equipment, net              86,935     138,779
Assets held for sale                        3,123       3,157
Notes receivable, net                         359         465
Franchise rights, net                     195,351     198,917
Goodwill, net                               2,773      17,364
Investment in Roma Restaurant
 Holdings, Inc.                             6,750          --
Deferred income tax asset                      --         344
Other assets                                4,354       5,247
TOTAL ASSETS                             $314,364    $382,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                        $ 15,048     $18,143
 Sales taxes                                1,464       2,561
 Payroll taxes                              1,347       1,742
 Accrued interest                           2,886       4,130
 Accrued payroll                            6,749       8,669
 Income tax payable                        18,898         650
 Current portion of closure reserve         1,260       1,360
 Health and casualty reserves               4,649       5,613
 Other accrued liabilities                  5,934       6,188
   Total current liabilities               58,235      49,056

Long-term debt                             90,200     204,033
Deferred income tax liability               1,079          --
Closure reserve                             7,653       8,936
Insurance reserves                          8,000       9,000
Other deferred items                        5,282       4,431

Stockholders' Equity:
 Common stock, $.01 par value
 100,000,000 shares authorized,
 27,592,510 issued                            276         276
Paid-in capital                            21,054      21,033
Retained earnings                         142,993     105,157
                                          164,323     126,466
Less treasury stock at cost,
 representing 2,889,096 shares            (20,408)    (19,430)
   Total stockholders' equity             143,915     107,036

TOTAL LIABILITIES AND EQUITY             $314,364    $382,492

The accompanying notes are an integral part of these Consolidated
Financial Statements.



                      NPC International, Inc.
                Consolidated Statements of Income
       (Unaudited, dollars in thousands, except share data)

                                Thirteen          Twenty-Six
                              Weeks Ended         Weeks Ended
                         Sept. 29,  Sept. 23,  Sept. 29, Sept. 23,
                            1998      1997      1998      1997

Net Sales                $  90,407  $112,598   $203,795 $ 213,665
Net franchise revenue           --     2,095      2,114     4,145
 Total revenue              90,407   114,693    205,909   217,810

Cost of sales               24,262    30,854     54,908    58,978
Direct labor                24,967    32,420     57,152    61,844
Other                       25,705    31,318     56,189    57,596
 Total operating expenses   74,934    94,592    168,249   178,418

Income from restaurant
 operations                 15,473    20,101     37,660    39,392
General and administrative
 expenses                    4,748     5,743     11,010    11,027
Depreciation and
 amortization                2,054     3,058      4,585     5,424

Operating income             8,671    11,300     22,065    22,941

Other income (expense):
 Interest expense           (1,917)   (4,036)    (5,799)   (7,066)
 Other                         453        32        719       229

Income before income
taxes and gain
 on recapitalization of
 subsidiary                  7,207     7,296     16,985    16,104
Gain on recapitalization
 of Romacorp, Inc.              --        --     39,400        --

Income before income taxes   7,207     7,296     56,385    16,104

Provision for income taxes   2,521     2,554     18,549     5,637

Net income               $   4,686  $  4,742   $ 37,836  $ 10,467

Earning per
 share - Basic           $     .19  $    .19   $   1.53  $    .42

Earning per
 share - Diluted         $     .19  $    .19   $   1.51  $    .42

Weighted average shares
 outstanding - Basic  24,744,246 24,671,271 24,751,294 24,657,278

Weighted average shares
 outstanding - Diluted 25,035,400 25,093,215 25,136,791 25,052,321



The accompanying notes are an integral part of these Consolidated
Financial Statements



                      NPC International, Inc.
               Consolidated Statements of Cash Flows
                 (Unaudited, dollars in thousands)

                                              Twenty-Six
                                             Weeks Ended
                                         Sept. 29,     Sept. 23,
                                           1998          1997

Operating Activities:

Net income                               $37,836       $ 10,467
Non-cash items included in net income:
 Depreciation and amortization            11,702         12,226
 Amortization of start-up costs              427          1,411
 Deferred income taxes                        --           (307)
 Gain on recapitalization
   of Romacorp, Inc., net of cash        (38,758)           --
Change in assets and liabilities,
net of acquisitions and divestitures:
 Accounts receivable, net                   (360)          (583)
Notes receivable, net                         44             38
 Inventories of food and supplies           (491)          (859)
 Prepaid expenses and other current
   assets                                 (1,627)        (2,391)
 Accounts payable                         (1,980)         8,108
 Payroll taxes                                55            524
 Accrued interest                         (1,216)         2,091
 Income tax payable                       18,248          1,106
 Accrued payroll                          (1,123)         1,771
 Health and workers' compensation
   reserves                                  486          2,112
 Other accrued liabilities                   182          3,076
  Net cash flows provided by
  operating activities                    23,425         38,790

Investing Activities:

Proceeds from recapitalization
 of Romacorp, Inc., net                   99,921             --
Capital expenditures                     (10,477)       (15,872)
Acquisition of business assets,
 net of cash                                  --       (119,947)
Proceeds from sale of capital assets       1,424             65
Changes in other assets, net              (1,451)         1,358
 Net cash flows provided by (used in)
 investing activities                     89,417       (134,396)

Financing Activities:

Purchase of treasury stock                (1,127)         --
Net change in revolving
 credit agreements                      (104,500)       58,127
Proceeds from issuance of
 long-term debt                               --        49,756
Payment of long-term debt                 (8,000)       (9,444)
Exercise of stock options                    170           552
 Net cash flows (used in)
 provided by financing activities       (113,457)       98,991


Net Change in Cash and Cash
 Equivalents                                (615)        3,385

Cash and Cash Equivalents at
 Beginning of Period                       4,548            --

Cash and Cash Equivalents at End
 of Period                               $ 3,933      $  3,385


The accompanying notes are an integral part of these Consolidated
Financial Statements.


                      NPC International, Inc.
            Notes to Consolidated Financial Statements
                            (Unaudited)


Note 1 -  Basis of Presentation

The financial statements include the accounts of NPC International, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions were eliminated. (See Note 3 - Recapitalization of Romacorp, Inc. for information regarding the accounting method used to record this formerly wholly-owned subsidiary's activity for the year-to-date ended September 29, 1998.)

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 29, 1998, and March 31, 1998, the results of operations for the thirteen and twenty-six weeks ended September 29, 1998 and September 23, 1997, and cash flows for the twenty-six weeks ended September 29, 1998 and September 23, 1997. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.


Note 2 -  Acquisitions

On March 6, 1997, the Company acquired 60 Pizza Hut units from Pizza Hut, Inc. (PHI).

On March 27, 1997, the Company acquired 62 Pizza Hut units from PHI. Simultaneous with the closing, the Company assumed operational responsibility for four units, which have been reflected in the Company's financial statements as if owned. These four units were acquired on September 2, 1997.

On June 5, 1997, the Company acquired an additional 51 units from PHI. One additional PHI unit was purchased on July 10, 1997.

On May 15, 1997, the Company acquired 82 units from Jamie B. Coulter (Coulter). Simultaneously, the Company assumed operational responsibility for 18 additional Coulter units, which have been reflected in the Company's financial statements as if owned. The Company acquired ten of the units on July 16, 1997, four more on August 19, 1997 and on October 2, 1997 the Company closed on the remaining four units.


The following unaudited pro forma results for the twenty-six weeks ended September 23, 1997, were developed assuming that all of the acquired units previously described had been acquired at the beginning of the period. The unaudited pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the period nor is it necessarily indicative of results that may occur in the future.

     Pro Forma Results (unaudited)       Twenty-six weeks ended
     (Dollars in thousands except          September 23, 1997
     per share data)

     Total revenue                            $ 232,431
     Net income                                  11,058
     Net income per share - Basic                   .45
     Net income per share - Diluted                 .44


Note 3 -  Recapitalization of Romacorp, Inc.

Effective June 28, 1998, the Company completed the recapitalization of its previously wholly owned subsidiary, Romacorp, Inc. (Romacorp). Romacorp redeemed stock held by the Company so that the Company held 20% of the equity of Romacorp following the transaction. Sentinel Capital Partners became the majority equity owner of Romacorp following the transaction. Romacorp was a wholly owned subsidiary of the Company throughout the Company's first fiscal quarter ended June 30, 1998, its results of operations through that date have been consolidated and reflected in the Consolidated Statement of Income for the twenty-six weeks ended September 29, 1998. Following the transaction, Romacorp changed its name to Roma Restaurant Holdings, Inc. The Company's remaining investment in Roma Restaurant Holdings, Inc. is presented on its balance sheet and is accounted for using the cost method of accounting.


Note 4 -  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                       Thirteen Weeks      Twenty-Six Weeks
                           Ended                 Ended
                   Sept 29,    Sept. 23, Sept. 29,   Sept. 23,
                     1998        1997      1998        1997

Numerator:

Net Income      $ 4,686,000 $ 4,742,000 $37,836,000  $ 10,467,000

Denominator:

Denominator for
basic earnings
per share -
weighted average
shares           24,744,246  24,671,271  24,751,294    24,657,278

Effective of
dilutive securities:
 Employee stock
options             291,154     421,944     385,497       395,043

Denominator for
diluted earnings
per share -
adjusted weighted
average share
and assumed
conversions      25,035,400  25,093,215  25,136,791    25,052,321


Earning per
share - Basic    $      .19  $      .19  $     1.53    $      .42

Earning per
share - Diluted  $      .19  $      .19  $     1.51    $      .42





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

Overview - The Company is the largest Pizza Hut franchisee in the world and at September 29, 1998, operated 649 Pizza Hut units in 24 states. The Company and its franchisor, PHI, have agreed that the Company may acquire additional Pizza Hut units and, as a result, operate up to a total of 1,300 units, subject to availability and certain conditions. During the preceding 24 months, the Company has acquired over 300 units from PHI, and other franchisees. The Company, estimates that it operates approximately 9% of the entire Pizza Hut system. As a result of a recapitalization of its Romacorp subsidiary, effective June 28, 1998, the Company has reduced its equity holdings in this entity to 20%, and therefore, no longer controls its operations.

Products - Pizza Hut's main product is high quality, innovative and moderately priced pizza. Additionally, the menu contains pasta, sandwiches, salad bar, and a luncheon buffet. Certain of the Company's Pizza Hut units serve beer. This product is not a significant portion of the Pizza Hut sales mix.

Service - Pizza Hut provides a buffet with table service for beverages during lunch and full table service for dinner, with delivery and carryout available throughout the day.

Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. The fiscal year ending March 30, 1999 will contain 52 weeks. The fiscal year ended March 31, 1998 contained 53 weeks.

Development - Activity with respect to unit count during the quarter is set forth in the table below:

                       SYSTEM UNIT ACTIVITY
                        1999 SECOND QUARTER
                                                     Change
                                                     in
               Begin- Conver- Develop- Acquir- Clos- Owner  End-
               ning   sions   ed       ed      ed    ship2  ing
Company Owned
Pizza Hut
 Restaurant     524    --       2        --    (2)    --    524
 Delivery       134    --       --       --    (9)    --    125
    Total
    Company
    Owned       658    --       2        --    (11)   --    649

                         1999 YEAR-TO-DATE
                                                     Change
                                                     in
               Begin- Conver- Develop- Acquir- Clos- Owner  End-
               ning   sions   ed       ed      ed    ship2  ing
Company Owned
Pizza Hut
 Restaurant    536     (1)      4        --    (15)   --    524
 Delivery      144      1       --       --    (20)   --    125
    Total
    Pizza Hut  680     --       4        --    (35)   --    649

Tony Roma's1    45     --       --       --     --    (45)   --
    Total
    Company
    Owned      725     --       4        --    (35)   (45)  649
Franchised
 Tony Roma's   147     --       2        --    (2)    (147)  --
Total System   872     --       6        --    (37)   (192) 649

1Excludes 2 units operated as joint ventures by the Company. 2Effective June 28, 1998, NPC International, Inc. owns 20% equity interest in Roma Restaurant Holdings, Inc. and, therefore, no longer controls the operations of Roma Restaurant Holdings, Inc. and subsidiaries. (See Note 3 - Recapitalization of Romacorp, Inc. for further information.)

On April 27, 1998 the Company announced plans to consolidate and relocate 53 Pizza Hut units to 45 new locations to redefine trade areas, improve market presence, and to upgrade certain assets to a more competitive format. Relocated units will be moved to improved trade areas and fall into the following categories: relocation of delivery units to more visible locations and improved formats; relocation of older dine-in assets in rural markets to new prototype units; and conversions of certain metro markets to "Main-Path" restaurants. In conjunction with this strategy, the Company closed 33 Pizza Hut units during the twenty-six weeks ended September 29, 1998. Additionally, four Pizza Hut units were developed and two Pizza Hut units closed during the twenty-six weeks ended September 29, 1998.

Results of Operations - Set forth at the beginning of the section discussing the results of operations for each concept operated by the Company is a table of revenue and operating expenses expressed as a percent of revenue, or sales as indicated, for the thirteen and twenty-six weeks ended September 29, 1998 and September 23, 1997. Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include royalties (Pizza Hut only), rent, depreciation, advertising, utilities, supplies, and insurance among other costs directly associated with operating a restaurant facility.


                         PIZZA HUT OPERATIONS
                               (Unaudited)

                                Thirteen          Twenty-Six
                              Weeks Ended         Weeks Ended
                       Sept. 29,  Sept. 23,  Sept. 29, Sept. 23,
                          1998      1997        1998      1997

Revenue
Restaurant Sales       $  72,436   $ 73,928   $ 144,676 $ 138,128
Delivery Sales            17,971     18,149      36,606    34,791
 Total Revenue         $  90,407   $ 92,077   $ 181,282 $ 172,919

Restaurant Operating
Expenses as a
Percentage of Revenue:

Total Expenses (1)
Cost of Sales              26.9%      26.3%       26.0%     26.4%
Direct Labor               27.6%      28.1%       27.8%     28.3%
Other                      28.4%       28.4%     28.0%      27.5%
  Total Operating
     Expenses              82.9%      82.8%       81.8%     82.2%
Restaurant Based
  Income                   17.1%      17.2%       18.2%     17.8%

Restaurant Expenses (2)
Cost of Sales              27.0%      26.3%       26.1%     26.5%
Direct Labor               26.5%      26.9%       26.6%     27.1%
Other                      29.2%      28.9%       28.8%     28.0%
  Total Operating
  Expense                  82.7%      82.1%       81.5%     81.6%
Restaurant Based
  Income                   17.3%      17.9%       18.5%     18.4%

Delivery Expenses (3)
Cost of Sales              26.4%      26.3%       25.5%     26.3%
Direct Labor               32.1%      32.7%       32.3%     32.9%
Other                      25.3%      26.4%       25.2%     25.6%
  Total Operating
  Expense                  83.8%      85.4%       83.0%     84.8%
Restaurant Based
  Income                   16.2%      14.6%       17.0%     15.2%

(1) As a percent of total revenue
(2) As a percent of restaurant sales
(3) As a percent of delivery sales


Comparison  of  Pizza Hut Operating Results for the  Thirteen  and
Twenty-Six Weeks Ended September 29, 1998 with the Thirteen and Twenty-Six Weeks Ended September 23, 1997

Revenue from the Company's Pizza Hut operations was $90.4 million during the quarter, which was $1.7 million or 1.8% below the $92.1 million reported in the same period of the prior year. The decrease was largely due to the impact of closing 25 units without replacement and consolidating 8 other low volume units as planned. The effect of the unit count activity was partially offset by a 3% increase in comparable sales for the quarter. Year-to-date revenue was $181.3 million for an $8.4 million or 4.8% increase over the prior year. This increase was largely due to the acquisition of 222 units at various points during the first fiscal quarter of last year and comparable sales growth of 1.2% on a year-to-date basis. The increase in units operated during the first quarter of fiscal 1999 combined with a 1.2% increase in comparable sales for the year-to-date more than offset the impact of the above-mentioned decline in unit count. Comparable sales growth in the Company's delivery business improved 7.8% and 6.5% for the quarter and year-to-date, respectively. Comparable sales growth in the Company's restaurant (Red Roof) business improved 1.9% for the quarter and was essentially flat for the year-to-date. Average unit volumes increased by 3.7% and 2.7% during the quarter and year-to-date, respectively, over the same periods of the prior year due to the favorable impact of the asset re-imaging plan. (See Development section for further information regarding the Company's asset re-imaging strategy.)

Cost of sales as a percent of revenue increased 60 basis points compared to the same quarter of the prior year primarily due to an increase in cheese costs for the quarter of approximately 29%. (See Effects of Inflation and Other Matters for additional information on cheese costs.) For the year-to-date, cost of sales as a percent of revenue declined 40 basis points. The improvement for the year-to-date was achieved due to more normalized ingredient costs (largely meat) and reduced waste in acquired stores and was partially offset by a 12.5% increase in cheese costs. The Company benefited in the quarter and year-to-date from reduced ingredient costs compared to the same periods of the prior year due to better optimization of ingredient formulations and supply contract negotiations.

Direct labor declined 50 basis points for the quarter and year-to-date compared to the same periods of the prior year despite the increase in minimum wage effective September, 1997 which has contributed to a 6% increase in the average hourly wage incurred relative to last year. This improvement results from leverage associated with positive comparable sales volumes and labor efficiencies primarily achieved in acquisition markets. (See Effects of Inflation and Other Matters for additional information on minimum wage increases.)

Other operating expense was flat for the quarter and increased 50 basis points for the year-to-date compared to the same periods of the prior year. The increase for the year-to-date was largely attributable to increased local marketing and increased store manager bonuses due to improvements in controllable profit and was partially offset by increased leverage on fixed costs.


Tony Roma's Operating Results

As reported in the Company's 10-Q for fiscal quarter ended June 30, 1998, Romacorp, a formerly wholly owned subsidiary, was recapitalized effective June 28, 1998. (See Note 3 - Recapitalization of Romacorp, Inc.) The results through the date of recapitalization have been reflected in these statements. Subsequent to the transaction, the Company has reflected its investment on a cost basis. The following table presents the Tony Roma's operating results as they have been reflected in the Company's consolidated financial statements.


                         TONY ROMA'S OPERATIONS
                               (Unaudited)
                         (dollars in thousands)

                                Thirteen          Twenty-Six
                              Weeks Ended         Weeks Ended
                         Sept. 29, Sept. 23, Sept. 29, Sept. 23,
                            1998      1997      1998      1997

     Revenue
     Restaurant Sales    $  n/a    $20,521      $22,513   $40,746
     Franchise Revenue      n/a      2,095        2,114     4,145
     Total Revenue       $  n/a    $22,616      $24,627   $44,891

     Restaurant Operating
       Expenses as a
       Percentage of
       Sales
     Cost of Sales          n/a      32.4%        34.8%     32.5%
     Direct Labor           n/a      32.1%        30.2%     31.8%
     Other                  n/a      25.1%        23.5%     24.6%
     Total Operating
      Expenses              n/a      89.6%        88.5%     88.9%
     Restaurant Based
      Income                n/a      10.4%        11.5%     11.1%
     Income from System
      Operations (1)        n/a      18.7%        19.1%     19.3%


     (1) Net franchise revenue and restaurant based income as a percent of total revenue.


Consolidated Results

Comparison of Consolidated Operating Results for the Thirteen and Twenty-Six Weeks Ended September 29, 1998 with the Thirteen and Twenty-Six Weeks Ended September 23, 1997

Total consolidated revenue for the quarter was $90.4 million, which was 21.2% or $24.3 million below the same period of the prior year. On a year-to-date basis, consolidated revenue was $205.9 million, which was 5.5% or $11.9 million below the same period of the prior year. The decline in revenue for the quarter and year-to-date was primarily due to the loss of revenue from the recapitalization of Romacorp (see Note 3). The closure of stores related to the Pizza Hut re-imaging strategy also contributed to the decline for the quarter.

Consolidated income from restaurant operations was $15.5 million or 17.1% of revenue for the quarter compared to $20.1 million or 17.5% last year. For the quarter, income from restaurant operations as a percent of revenue declined due to the recapitalization of Romacorp. As a result of net franchise revenue generated, Romacorp historically had a higher percentage of income from restaurant operations than the Company's Pizza Hut operations. Also contributing to the decline in income from restaurant operations as a percent of revenue for the quarter was the margin impact of an increase in cheese costs of approximately 29% compared to the same period of the prior year. For the year-to-date, consolidated income from restaurant operations was $37.7 million or 18.3% of revenue compared to $39.4 million or 18.1% of revenue last year. Income from restaurant operations as a percent of revenue increased over the prior year due to improved margin performance in the Company's Pizza Hut units. The decline in income from restaurant operations in nominal dollars for the quarter and year-to-date was primarily due to the recapitalization of Romacorp.

General and administrative expenses, as a percent of revenue, increased 30 and 20 basis points for the quarter and year-to-date, respectively, over the same period of the prior year as the infrastructure required to support the acquired Pizza Hut stores was not fully developed in the same periods of the prior year. Depreciation and amortization decreased $1 million or 32.8% and $839 thousand or 15.5% for the quarter and year-to-date, respectively, compared to the same periods of the prior year. The decline was due largely to the reduction in amortization expense as a result of the recapitalization of Romacorp. Romacorp historically had a higher percentage of depreciation and amortization than the Company's Pizza Hut division resulting from amortization of goodwill and more significant amortization of pre-opening expenses.

A decline in outstanding borrowings since the same period of the prior year, largely attributable to the Romacorp recapitalization, resulted in a decrease in interest charges of approximately $2.1 million for the quarter. For the year-to-date, interest expense declined by $1.3 million due to the debt reduction from the proceeds of the Romacorp recapitalization, which was partially offset by lower interest charges in the first quarter of last year compared to the same period this year.

Other income was $453 thousand and $719 thousand for the quarter and year-to-date, respectively, compared to $32 thousand and $229 thousand reported in the same periods of the prior year. For the quarter and year-to-date, the increase in other income was due to the gain on sale or disposition of assets.

Net income for the quarter was $4.7 million, which was essentially flat when compared to the same period of the prior year. On a year-to-date basis, net income was $37.8 million compared to $10.5 million recorded in the same period of the prior year. Net income for the year-to-date included $39.4 million in pre-tax income related to the gain on the recapitalization of Romacorp and $12.6
million  of  income tax expense related to that gain.   Consistent
with last year, income taxes have been provided for at 35% for income not related to the recapitalization gain. (See Note 3 - Recapitalization of Romacorp, Inc. for further information.)


Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $23.4 million for the twenty-six weeks ended September 29, 1998, a decrease of 40% compared to the $38.8 million reported in the twenty-six weeks ended September 23, 1997. Cash flow from operations last year was positively impacted by the acquired stores which, like the Company, operate with a working capital deficit. Also contributing to the decline in cash flows from operating activities was the exclusion of cash flow provided by operations from Romacorp for the second quarter of fiscal 1999.

Restaurant development and normal recurring capital expenditures, resulted in $10.5 million of total capital expenditures ($1.9 million of which were Tony Roma expenditures) for the twenty-six weeks ended September 29, 1998 compared to $15.9 million of total capital expenditures ($7.6 million of which were Tony Roma expenditures) for the same period of the prior year. The decrease was largely due to the Romacorp transaction.

The Company anticipates cash flow from operations, and capacity under its existing line of credit will be sufficient to fund continuing expansion, acquisitions and improvements and to service debt obligations.

In addition to cash provided by operations, the Company has a $200 million unsecured line of credit through March 3, 2000. At September 29, 1998 the Company had $186 million in unused borrowing capacity under this agreement, access to which is limited by the Company's debt covenants. The acquisitions completed during fiscal 1998 were funded through the line of credit and the issuance of $50 million of senior unsecured notes to institutional lenders. Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience.

On July 27, 1998, the Company increased the number of shares authorized by the Board for re-purchase by 1 million shares. During the quarter, the Company expended $1.1 million for the purchase of treasury stock. At the end of the quarter, 1,240,700 shares remain authorized for re-purchase.

During the twenty-six weeks ended September 29, 1998, the Company made all scheduled principal and interest payments.


Seasonality

As a result of previous diversification in restaurant concepts, the Company has historically not experienced significant seasonal sales fluctuations on a consolidated basis. However, both Tony Roma's and Pizza Hut are impacted by individual sales trends. Tony Roma's sales were traditionally higher from January to March due to an increase in vacation and part-time residence activity in the desert and beach areas where a significant number of the Company's facilities were located. Pizza Hut sales are largely driven through advertising and promotion and are adversely impacted in economic times that generally negatively impact consumer discretionary income such as back-to-school and post holiday seasons.


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

Federal wage laws increased the minimum wage to $5.15 per hour in September 1997. In addition to the federal minimum wage increase in September 1997, the state of Oregon increased the state minimum wage rate to $6.00 per hour on January 1, 1998. On January 1, 1999, the state of Oregon will increase the state minimum wage rate to $6.50 per hour. The Company currently operates 22 Pizza Hut units in the State of Oregon; accordingly, the impact on consolidated labor costs is not expected to be significant.

Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Significant changes in the price of cheese have an impact on the Company's food cost as a percent of revenue.

During the quarter, cheese prices were 29% higher than the costs incurred during the comparable period of the prior year. Management expects cheese costs to exceed last year's levels during the third fiscal quarter by 25% to 30% based upon available forecasts. Based on these forecasts, management believes a favorable market change is possible late in the third fiscal quarter or early in the fourth fiscal quarter. This increase, combined with anticipated changes in sales mix, could increase cost of sales by as much as 1% of sales compared to the same fiscal quarter of last year.

Increases in interest rates would directly affect the Company's financial results. At September 29, 1998, approximately 91% of the Company's borrowings were under long-term fixed rate agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates. The Company actively utilizes these options as well as other hedging strategies including interest rate swap products to reduce interest rate exposure.


Year 2000 Compliance

The Company is in the process of evaluating and modifying its computer systems and applications for Year 2000 Compliance. Phase three of a four-phase compliance plan was completed as scheduled in August 1998, and phase four is expected to be completed by the end of the 1998 calendar year. This allows the entire calendar year of 1999 for the resolution of any issues that develop during phase four of the compliance plan. During 1999, contingency plans will also be developed, if necessary, for any significant risks detected in phase four of the current plan. This plan addresses all of the Company's significant computer systems including the Point-of-Sale (POS) system, its proprietary "back-office" system, and its financial reporting system, which includes sub-modules for various applications such as payroll and accounts payable.

Additionally, the Company is in the process of evaluating third-party vendors for Year 2000 readiness. This includes verbal and/or written inquiries to the Company's major vendors including its various depository institutions.

The Company is also in the process of reviewing non-information technology equipment. Based on information gathered to date, the Company believes that any necessary upgrades or replacements will be minimal, and, if necessary, will be funded out of existing cash flows from operations.

The Company does not believe costs related to Year 2000 Compliance will be material to its financial position or results of operation and, to date, such costs have not been separately accounted for. However, the costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates. These estimates were derived based on various assumptions of future events including the continued availability of resources, third-party modification plans, and other factors. Failures by significant vendors and/or failure by the Company to satisfactorily complete it own plans could adversely impact the project's cost and its completion date. Consequently, there is no assurance that the forward looking estimates will be realized and actual costs and vendor compliance could be significantly different than anticipated, which could result in material financial risk.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to provide assurance at this time that the consequences of Year 2000 failures will not have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Agents. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.


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

 (a) The Annual Meeting of Stockholders was held on July 14, 1998

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

 (a) Exhibits

     The following Exhibit is filed as part of this Report:

     Exhibit 27 - Financial Data Schedule

 (b) Reports on Forms 8-K (incorporated by reference)

     The following reports on Form 8-K were filed during the thirteen weeks ended September 29, 1998:

     July 16, 1998 Acquisition or Disposition of Assets pertaining to the recapitalization of Romacorp, Inc.
     July 30, 1998 Change in Accountants


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NPC INTERNATIONAL, INC.
                              (Registrant)



DATE: October 28, 1998
 Vice President Finance       Troy D. Cook
 Chief Financial Officer
 Principal Financial
 Officer


DATE: October 28, 1998
 Vice President,
 Restaurant Services          Alan L. Salts
 Chief Accounting Officer