Form 10-Q
period 1998-12-29
NPC INTERNATIONAL INC
filed 1999-01-25
CIK 748714

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Quarter Ended
December 29, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's class of common stock as of January 18, 1999:

            Common Stock, $0.01 par value - 24,473,889



                      NPC INTERNATIONAL, INC.



INDEX


                                                      PAGE

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets --
             December 29, 1998 and March 31, 1998       3

          Consolidated Statements of Income --
             For the Thirteen and Thirty-Nine
             Weeks Ended December 29, 1998
              and December 23, 1997                     4

          Consolidated Statements of Cash Flows --
             For the Thirty-Nine Weeks Ended
             December 29, 1998 and December 23, 1997    5

          Notes to Consolidated Financial Statements    6

          Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations                              8


PART II.  OTHER INFORMATION                            15



PART I.   FINANCIAL INFORMATION


                      NPC International, Inc.
                    Consolidated Balance Sheets
                 (Unaudited, dollars in thousands)


ASSETS                                 Dec. 29, 1998
                                                   March 31, 1998
Current assets:
 Cash and cash equivalents                $ 4,344      $4,548
 Accounts receivable, net                   1,439       2,375
 Inventories of food and supplies           2,936       4,177
 Deferred income tax asset                  2,662       3,245
 Prepaid expenses and other
  current assets                            4,663       3,874
   Total current assets                    16,044      18,219

Facilities and equipment, net              86,885     138,779
Notes receivable, net                          63         465
Franchise rights, net                     193,547     198,917
Goodwill, net                               2,741      17,364
Investment in Roma Restaurant
 Holdings, Inc.                             6,750          --
Deferred income tax asset                      --         344
Other assets                                4,924       8,404
TOTAL ASSETS                             $310,954    $382,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                        $ 16,306     $18,143
 Sales taxes                                1,729       2,561
 Payroll taxes                              1,408       1,742
 Accrued interest                           1,312       4,130
 Accrued payroll                            5,557       8,669
 Income tax payable                         6,402         650
 Current portion of closure reserve         1,260       1,360
 Health and casualty reserves               5,513       5,613
 Other accrued liabilities                  6,275       6,188
   Total current liabilities               45,762      49,056

Long-term debt                             99,100     204,033
Deferred income tax liability               1,079          --
Closure reserve                             7,167       8,936
Insurance reserves                          7,000       9,000
Other deferred items                        5,364       4,431

Stockholders' Equity:
 Common stock, $.01 par value
 100,000,000 shares authorized,
 27,592,510 issued                            276         276
Paid-in capital                            21,113      21,033
Retained earnings                         146,882     105,157
                                          168,271     126,466
Less treasury stock at cost,
 representing 3,121,621 and
 2,846,926 shares, respectively           (22,789)    (19,430)
   Total stockholders' equity             145,482     107,036

TOTAL LIABILITIES AND EQUITY             $310,954    $382,492

The accompanying notes are an integral part of these Consolidated
Financial Statements.


                      NPC International, Inc.
                 Consolidated Statements of Income
       (Unaudited, dollars in thousands, except share data)

                          Thirteen Weeks Ended
                         Dec. 29, 1998
                                   Dec. 23, 1997
                                           Thirty-Nine Weeks Ended
                                             Dec. 29, 1998
                                                    Dec. 23, 1997

Net Sales                 $ 89,429 $110,921   $293,224 $324,586
Net franchise revenue           --    2,005      2,114    6,151
 Total revenue              89,429  112,926    295,338  330,737

Cost of sales               25,464   31,884     80,372   90,862
Direct labor                24,593   32,530     81,745   94,374
Other                       25,048   30,869     81,237   88,465
 Total operating expenses   75,105   95,283    243,354  273,701

Income from restaurant
 operations                 14,324   17,643     51,984   57,036
General and administrative
 expenses                    4,639    6,030     15,649   17,058
Depreciation and
 amortization                2,073    2,927      6,658    8,352

Operating income             7,612    8,686     29,677   31,626

Other income (expense):
 Interest expense           (2,030)  (4,198)    (7,829) (11,264)
 Other                         401      215      1,120      445

Income before income
 taxes and gain on
 recapitalization of
 subsidiary                  5,983    4,703     22,968   20,807
Gain on recapitalization
 of Romacorp, Inc.              --       --     39,400       --

Income before income taxes   5,983    4,703     62,368   20,807

Provision for income taxes   2,094    1,645     20,643    7,282

Net income                  $3,889   $3,058   $ 41,725  $13,525

Earning per share - Basic   $  .16   $  .12     $ 1.69  $   .55

Earning per share - Diluted $  .16   $  .12     $ 1.67  $   .54

Weighted average shares
 Outstanding -  Basic   24,491,208
                                 24,720,901
                                            24,669,028
                                                     24,678,486
Weighted average shares
 outstanding - Diluted  24,785,438
                                 25,222,153
                                            25,024,102
                                                     25,108,932

The accompanying notes are an integral part of these Consolidated
Financial Statements.


                      NPC International, Inc.
               Consolidated Statements of Cash Flows
                 (Unaudited, dollars in thousands)

                                       Thirty-Nine Weeks Ended
                                   Dec. 29, 1998       Dec. 23, 1997

Operating Activities:

Net income                               $41,725       $ 13,525
Non-cash items included in net income:
 Depreciation and amortization            16,981         18,982
 Amortization of start-up costs              518          2,156
 Deferred income taxes                        --           (307)
 Gain on recapitalization of
 Romacorp, Inc., net of cash             (38,758)            --
Change in assets and liabilities,
  net of acquisitions and divestitures:
 Accounts receivable, net                   (275)          (401)
Notes receivable, net                        340             85
 Inventories of food and supplies           (886)        (1,781)
 Prepaid expenses and other
   current assets                         (2,322)        (2,320)
 Accounts payable                           (722)         8,836
 Payroll taxes                                (1)           325
 Accrued interest                         (2,790)           349
 Income tax payable                        5,752          1,023
 Accrued payroll                          (2,315)         4,070
 Health and workers' compensation
   reserves                                  350          2,889
 Other accrued liabilities                 1,421          5,156
  Net cash flows provided by
   operating activities                   19,018         52,587

Investing Activities:

Proceeds from recapitalization of
 Romacorp, Inc., net                     101,237             --
Capital expenditures                     (13,732)       (21,842)
Acquisition of business assets,
 net of cash                                  --       (121,849)
Proceeds from sale of capital assets       3,043          2,233
Changes in other assets, net              (2,891)          (679)
 Net cash flows provided by
 (used in) investing activities           87,657       (142,137)

Financing Activities:

Purchase of treasury stock                (3,837)            --
Net change in revolving
 credit agreements                       (93,600)        54,684
Proceeds from issuance of
 long-term debt                               --         49,756
Payment of long-term debt                (10,000)       (11,444)
Exercise of stock options                    558            843
 Net cash flows (used in)
 provided by financing activities       (106,879)        93,839


Net Change in Cash and Cash
 Equivalents                               (204)          4,289

Cash and Cash Equivalents at
 Beginning of Period                       4,548             --

Cash and Cash Equivalents at
 End of Period                          $  4,344       $  4,289


The accompanying notes are an integral part of these Consolidated
Financial Statements.


                      NPC International, Inc.
            Notes to Consolidated Financial Statements
                            (Unaudited)


Note 1 -  Basis of Presentation

The financial statements include the accounts of NPC International, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions were eliminated. (See Note 3 - Recapitalization of Romacorp, Inc. for information regarding the accounting method used to record this formerly wholly owned subsidiary's activity for the year-to-date ended December 29, 1998.)

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 29, 1998, and March 31, 1998, the results of operations for the thirteen and thirty-nine weeks ended December 29, 1998 and December 23, 1997, and cash flows for the thirty-nine weeks ended December 29, 1998 and December 23, 1997. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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


The following unaudited pro forma results for the thirty-nine weeks ended December 23, 1997, were developed assuming that all of the acquired units previously described had been acquired at the beginning of the period. The unaudited pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the period nor is it necessarily indicative of results that may occur in the future.

     Pro Forma Results (unaudited)
     (Dollars in thousands except       Thirty-nine weeks ended
     per share data)                       December 23, 1997

     Total revenue                            $ 345,357
     Net income                                  14,116
     Net income per share - Basic                   .57
     Net income per share - Diluted                 .56


Note 3 -  Recapitalization of Romacorp, Inc.

Effective June 28, 1998, the Company completed the recapitalization of its previously wholly owned subsidiary, Romacorp, Inc. (Romacorp). Romacorp redeemed stock held by the Company so that the Company held 20% of the equity of Romacorp following the transaction. Sentinel Capital Partners became the majority equity owner of Romacorp following the transaction. Romacorp was a wholly owned subsidiary of the Company throughout the Company's first fiscal quarter ended June 30, 1998, its results of operations through that date have been consolidated and reflected in the Consolidated Statement of Income for the thirty-nine weeks ended December 29, 1998. Following the transaction, Romacorp changed its name to Roma Restaurant Holdings, Inc. The Company's remaining investment in Roma Restaurant Holdings, Inc. is presented on its balance sheet and is accounted for using the cost method of accounting.

Note 4 -  Subsequent Events.

On January 7, 1999 the Company entered into a letter of intent with PHI to purchase 99 Pizza Hut units in four states for $31 million. These units generated nearly $58 million in sales during the 52 weeks ended November 1998. The Company will pay an ongoing royalty rate of 6.5% of sales on the acquired units in accordance with Pizza Hut's current refranchising contract. As each asset is upgraded to meet current re-build standards, as established by PHI, the Company will commence paying a 4% royalty rate over a new 20-year period. The Company expects all assets will meet upgrade standards within eight years. Consummation of the transaction is subject to negotiation of definitive asset acquisition agreement, board approval of both companies, and approval from regulatory agencies.

On January 13, 1999 the Company announced that it entered into a six-year exclusive food and supplies distribution agreement with AmeriServe Food Distribution, Inc. The initial term of the agreement will expire December 31, 2000 and provides two automatic renewal options for two years each at market rates. The terms of the contract will provide incentives for using more efficient distribution practices and will result in a reduction in the distribution costs incurred by the Company. AmeriServe acquired PepsiCo Food Systems (PFS) in July 1997 and has been providing distribution services to the Company through its PFS relationship since the acquisition.


Note 5 -  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                Thirteen Weeks Ended
              Dec. 29, 1998   Dec. 23, 1997
                                         Thirty-Nine Weeks Ended
                                       Dec. 29, 1998
                                                   Dec. 23, 1997

Numerator:

Net Income      $ 3,889,000   $3,058,000 $41,725,000 $13,525,000

Denominator:

Denominator for
basic earnings
per share -
weighted average
shares           24,491,208   24,720,901  24,669,028  24,678,486

Effect of
dilutive
securities:
 Employee stock
 options            294,230      501,252     355,074     430,446

Denominator
For diluted
earnings per
share - adjusted
weighted average
share and assumed
 conversions     24,785,438   25,222,153  25,024,102  25,108,932


Earning per
share - Basic   $       .16    $     .12  $     1.69   $     .55

Earning per
share - Diluted $       .16    $     .12  $     1.67   $     .54


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

Overview - The Company is the largest Pizza Hut franchisee in the world and at December 29, 1998, operated 642 Pizza Hut units in 24 states. On January 7, 1999 the Company announced its intent to purchase 99 additional Pizza Hut units from PHI. (See Note 4 for information regarding the 99 unit acquisition.) The Company and its franchisor, PHI, have agreed that the Company may acquire additional Pizza Hut units and, as a result, operate up to a total of 1,300 units, subject to availability and certain conditions. The Company estimates that it operates approximately 9% of the entire Pizza Hut system. As a result of a recapitalization of its Romacorp subsidiary, effective June 28, 1998, the Company has reduced its equity holdings in this entity to 20%, and no longer controls its operations.

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

Development - Activity with respect to unit count during the quarter is set forth in the table below:


            SYSTEM UNIT ACTIVITY / 1999 SECOND QUARTER

                                                     Change
                                                     in
               Begin- Conver  Devel-  Temp           Owner-
               ning   sions   oped4  Closed3 Closed4 ship2  Ending

Company
 Owned
Pizza Hut
 Restaurant     524    (1)      2     (1)      (5)     --    519
 Delivery       125     1      --     --       (3)     --    123
  Total
  Company
  Owned         649    --       2     (1)      (8)     --    642

                         1999 YEAR-TO-DATE

                                                      Change
                                                      in
               Begin- Conver  Devel- Temp             Owner
               ning   sions   oped4  Closed3 Closed4  ship2 Ending

Pizza Hut
  Restaurant    536    (2)      5     (1)     (19)     --    519
  Delivery      144     2      --     --      (23)     --    123
    Total
    Pizza Hut   680    --      5      (1)     (42)     --    642
Tony Roma's1     45    --      --     --       --     (45)    --
    Total
    Company
    Owned       725    --      5      (1)     (42)    (45)   642
Franchised
  Tony Roma's   147    --      2      --       (2)   (147)    --
Total System    872    --      7      (1)     (44)   (192)   642


1Excludes 2 units operated as joint ventures by the Company. 2Effective June 28, 1998, NPC International, Inc. owns 20% equity interest in Roma Restaurant Holdings, Inc. and, therefore, no longer controls the operations of Roma Restaurant Holdings, Inc. and subsidiaries. (See Note 3 - Recapitalization of Romacorp, Inc. for further information.
3Unit temporarily closed for remodel.
4Excludes one Pizza Hut replacement unit.


On April 27, 1998 the Company announced plans to consolidate and relocate 53 Pizza Hut units to 45 new locations to redefine trade areas, improve market presence, and to upgrade certain assets to a
more  competitive  format.   Relocated  units  will  be  moved  to
improved trade areas and fall into the following categories: relocation of delivery units to more visible locations and improved formats; relocation of older dine-in assets in rural markets to new prototype units; and conversions of certain metro markets to "Main-Path" restaurants. In conjunction with this strategy, the Company closed 38 Pizza Hut units, converted one unit from a restaurant unit to a delivery unit during the thirty-nine weeks ended December 29, 1998. Additionally, five Pizza Hut units were developed, four Pizza Hut units closed, and one restaurant unit was converted to a delivery unit during the thirty-nine weeks ended December 29, 1998.

Results of Operations - Set forth at the beginning of the section discussing the results of operations for each concept operated by the Company is a table of revenue and operating expenses expressed as a percent of revenue, or sales as indicated, for the thirteen and thirty-nine weeks ended December 29, 1998 and December 23,
1997. Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include royalties (Pizza Hut only), rent, depreciation, advertising, utilities, supplies, and insurance among other costs directly associated with operating a restaurant facility.


                         PIZZA HUT OPERATIONS
                               (Unaudited)

                   Thirteen Weeks Ended
              Dec. 29, 1998 Dec. 23, 1997
                                         Thirty-Nine Weeks Ended
                                      Dec. 29, 1998 Dec. 23, 1997

Revenue
Restaurant
 Sales          $ 71,461      $72,696     $215,943     $210,824
Delivery Sales    17,968       17,857       54,768       52,648
 Total Revenue  $ 89,429      $90,553     $270,711     $263,472

Restaurant
Operating
Expenses
as a Percentage
of Revenue:

Total Expenses (1)
Cost of Sales       28.5%       27.4%        26.8%        26.7%
Direct Labor        27.5%       28.9%        27.7%        28.5%
Other               28.0%       28.3%        28.0%        27.8%
 Total Operating
 Expenses           84.0%       84.6%        82.5%        83.0%
Restaurant Based
Income              16.0%       15.4%        17.5%        17.0%

Restaurant
Expenses (2)
Cost of Sales       28.6%       27.4%        26.9%        26.8%
Direct Labor        26.4%       27.7%        26.5%        27.3%
Other               29.0%       29.0%        28.9%        28.3%
 Total Operating
 Expense            84.0%       84.1%        82.3%        82.4%
Restaurant Based
 Income             16.0%       15.9%        17.7%        17.6%

Delivery
 Expenses (3)
Cost of Sales       27.9%       27.0%        26.3%        26.5%
Direct Labor        31.8%       34.0%        32.2%        33.3%
Other               24.1%       25.5%        24.8%        25.6%
 Total
 Operating
Expense             83.8%       86.5%        83.3%        85.4%
Restaurant
 Based
Income              16.2%       13.5%        16.7%        14.6%

(1) As a percent of total revenue
(2) As a percent of restaurant sales
(3) As a percent of delivery sales


Comparison  of  Pizza Hut Operating Results for the  Thirteen  and
Thirty-Nine Weeks Ended December 29, 1998 with the Thirteen and Thirty-Nine Weeks Ended December 23, 1997

Revenue from the Company's Pizza Hut operations was $89.4 million during the quarter, which was $1.1 million or 1.2% below the $90.6 million reported in the same period of the prior year. The decline was due to a planned reduction in unit count of 42 units from the prior year and was partially offset by a 4.2% increase in comparable sales for the quarter. Despite the reduction in unit count associated with the asset re-imaging strategy, year-to-date revenue was $270.7 million for a $7.2 million or 2.7% increase over the $263.5 million reported in the same period of the prior year. The year-to-date increase was largely due to the timing of the prior year acquisitions and year-to-date comparable sales growth of 2.3%. Comparable sales growth in the Company's delivery business improved 7.3% and 7.0% for the quarter and year-to-date, respectively. Comparable sales growth in the Company's restaurant (Red Roof) business improved 3.4% for the quarter and 1.2% the year-to-date. Average unit volumes increased by 5.2% and 3.5% during the quarter and year-to-date, respectively, over the same periods of the prior year due to comparable sales growth and the favorable impact of the asset re-imaging plan. (See Development section for further information regarding the Company's asset re-imaging strategy.)


Cost of sales as a percent of revenue increased 110 basis points compared to the same quarter of the prior year primarily due to an increase in cheese costs for the quarter of approximately 32%. Also contributing to the increase in cost of sales as a percent of revenue was the negative impact on margins associated with the increased Stuffed Crust pizza product mix. The food cost of this product is significantly higher than other pizza products due to the high cheese content. Pizza Hut began promoting the Stuffed Crust pizza in early November 1998. The product mixed at approximately 14.8% of total pizza sales during the promotion period which ran through the end of December 1998. For the quarter, this product mixed at approximately 11% of total pizza sales compared to a 3% mix during the same quarter of the prior year. For the year-to-date, cost of sales as a percent of revenue was flat despite an increase in cheese costs of approximately 19%. This was achieved due to more normalized ingredient costs (except cheese) and improved operational control in acquired stores. The Company benefited in the quarter and year-to-date from the aforementioned reduced ingredient costs compared to the same periods of the prior year due to better optimization of ingredient formulations and supply contract negotiations. (See Effects of Inflation and Other Matters for additional information on cheese and other ingredient costs.)

Direct labor declined 140 basis points for the quarter and 80 basis points for the year-to-date compared to the same periods of the prior year. The improvement for the quarter and year-to-date results from leverage associated with positive comparable sales volumes, labor efficiencies primarily achieved in acquisition markets, and reduction in worker's compensation expense.

Other operating expense declined 30 basis points compared to the same quarter of the prior year. This improvement resulted from increased leverage from higher unit volumes on fixed costs. For the year-to-date, other operating expense increased 20 basis points compared to the same period of the prior year. The increase for the year-to-date was largely attributable to increased local marketing and increased store manager bonuses due to improvements in controllable profit and was partially offset by the aforementioned leverage on fixed costs.

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

                      TONY ROMA'S OPERATIONS
                            (Unaudited)
                      (dollars in thousands)

                   Thirteen Weeks Ended
              Dec. 29, 1998 Dec. 23, 1997
                                         Thirty-Nine Weeks Ended
                                        Dec. 29, 1998
                                                    Dec. 23, 1997
Restaurant
Expenses (2)
Cost of Sales       28.6%       27.4%         26.9%       26.8%
Direct Labor        26.4%       27.7%         26.5%       27.3%


Revenue
Restaurant
 Sales            $   n/a    $ 20,368      $ 22,513     $61,114
Franchise
 Revenue              n/a       2,005         2,114       6,151
Total Revenue     $   n/a    $ 22,373      $ 24,627     $67,265

Restaurant
 Operating
 Expenses
 as a Per-
 centage
 of Sales
Cost of Sales         n/a       35.1%         34.8%       33.3%
Direct Labor          n/a       31.0%         30.2%       31.5%
Other                 n/a       25.8%         23.5%       25.1%
 Total
 Operating
Expenses              n/a       91.9%         88.5%       89.9%
Restaurant
 Based
     Income           n/a        8.1%         11.5%       10.1%
Income
from
System
Operations (1)        n/a       16.4%         19.1%       18.3%


(1) Net franchise revenue and restaurant based income as a percent of total revenue.


Consolidated Results

Comparison of Consolidated Operating Results for the Thirteen and Thirty-Nine Weeks Ended December 29, 1998 with the Thirteen and
Thirty-Nine  Weeks  Ended
December 23, 1997

Total consolidated revenue for the quarter was $89.4 million, which was 20.8% or $23.5 million below the same period of the prior year. On a year-to-date basis, consolidated revenue was $295.3 million, which was 10.7% or $35.4 million below the same period of the prior year. The decline in revenue for the quarter and year-to-date was primarily due to the loss of revenue from the recapitalization of Romacorp (see Note 3). The closure of stores related to the Pizza Hut re-imaging strategy also contributed to the decline for the quarter and year-to-date.

Consolidated income from restaurant operations was $14.3 million or 16% of revenue for the quarter compared to $17.6 million or 15.6% last year. For the year-to-date, consolidated income from restaurant operations was $52 million or 17.6% of revenue compared to $57 million or 17.2% of revenue last year. Income from restaurant operations as a percent of revenue increased over the prior year for the quarter and year-to-date due to improved margin performance in the Company's Pizza Hut units. These improvements were partially offset by increased cheese costs of approximately 32% for the quarter and 19% for the year-to-date compared to the same periods of the prior year. The decline in income from restaurant operations in nominal dollars for the quarter and year-to-date was primarily due to the recapitalization of Romacorp.

General and administrative expenses, as a percent of revenue, were basically flat for the quarter and year-to-date compared to the same periods of the prior year. Depreciation and amortization decreased $854 thousand or 29.2% and $1.7 million or 20.3% for the quarter and year-to-date, respectively, compared to the same periods of the prior year. The decline was due largely to the reduction in amortization expense as a result of the recapitalization of Romacorp. Romacorp historically had a higher percentage of depreciation and amortization than the Company's Pizza Hut division resulting from amortization of goodwill and more significant amortization of pre-opening expenses.

A decline in outstanding borrowings since the same period of the prior year, largely attributable to the Romacorp recapitalization, resulted in a decrease in interest charges of approximately $2.2 million for the quarter. For the year-to-date, interest expense declined by $3.4 million due to the debt reduction from the proceeds of the Romacorp recapitalization, which was partially offset by the impact of lower debt levels in the first quarter of last year compared to the same period this year.

Other income was $401 thousand and $1.1 million for the quarter and year-to-date, respectively, compared to $215 thousand and $445 thousand reported in the same periods of the prior year. For the quarter and year-to-date, the increase in other income was due to the gain on sale or disposition of assets and business interruption claims.

Net income for the quarter was $3.9 million compared to $3.1 million recorded in the same period of the prior year. On a year-to-date basis, net income was $41.7 million compared to $13.5 million recorded in the same period of the prior year. Net income for the year-to-date included $39.4 million in pre-tax income related to the gain on the recapitalization of Romacorp and $12.6 million of income tax expense related to that gain. Consistent with last year, income taxes have been provided for at 35% for income not related to the recapitalization gain. (See Note 3 - Recapitalization of Romacorp, Inc. for further information.)


Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $19 million for the thirty-nine weeks ended December 29, 1998, a decrease of 63.80% compared to the $52.6 million reported in the thirty-nine weeks ended December 23, 1997. Cash flow from operations last year was positively impacted by the acquired stores which, like the Company, operate with a working capital deficit. Also contributing to the decline in cash flows from operating activities was the exclusion of cash flow provided by operations from Romacorp for the second and third quarters of fiscal 1999.

Restaurant development and normal recurring capital expenditures resulted in $13.7 million of total capital expenditures ($1.9 million of which were Tony Roma expenditures) for the thirty-nine weeks ended December 29, 1998 compared to $21.8 million of total capital expenditures ($8.9 million of which were Tony Roma expenditures) for the same period of the prior year. The decrease was largely due to Romacorp's capital expenditures no longer being reflected in the Company's financial statements subsequent to the recapitalization.

The Company anticipates cash flow from operations, and capacity under its existing line of credit will be sufficient to fund continuing expansion, acquisitions and improvements and to service debt obligations.

In addition to cash provided by operations, the Company has a $200 million unsecured line of credit through March 3, 2000. At December 29, 1998 the Company had $175 million in unused borrowing capacity under this agreement, access to which is limited by the Company's debt covenants. The acquisitions completed during fiscal 1998 were funded through the line of credit and the issuance of $50 million of senior unsecured notes to institutional lenders. The pending 99 Pizza Hut unit acquisition will be funded through the Company's unsecured line of credit. (See Note 4 for information regarding the 99 unit acquisition.) Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience.

On July 27, 1998, the Company increased the number of shares authorized by the Board for re-purchase by 1 million shares. During the quarter, the Company expended $2.7 million for the purchase of treasury stock. For the year-to-date, the Company has expended $3.8 million for purchase of treasury stock. At the end of the quarter, 967,700 shares remain authorized for re-purchase.

During the thirty-nine weeks ended December 29, 1998, the Company made all scheduled principal and interest payments.


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


During the quarter, cheese prices were 32% higher than the costs incurred during the comparable period of the prior year. Based upon recent declines in the Chicago Mercantile Exchange cheese block market and available forecasts, management expects cheese costs to be significantly below third quarter levels during the fourth fiscal quarter. However, management believes cheese costs in the fourth fiscal quarter could exceed the prior year's levels by as much as 15% to 20%.

Increases in interest rates would directly affect the Company's financial results. At December 29, 1998, approximately 81% of the Company's borrowings were under long-term fixed rate agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates. The Company actively utilizes these options as well as other hedging strategies including interest rate swap products to reduce interest rate exposure.


Year 2000 Compliance

The Company is in the process of evaluating and modifying its computer systems and applications for Year 2000 Compliance. The final phase of a four-phase compliance program was completed as scheduled in December 1998. This plan included all development and testing of internally developed systems and certification of vendor provided equipment and systems. During the first part of calendar year 1999, the Company will be installing new equipment or upgrades to vendor systems that were previously scheduled for replacement. As a result of these replacements and upgrades, these systems will be Year 2000 compliant. The Company does not believe that the costs of equipment or upgrades will be material. Throughout 1999 the Company will continue the testing of both the existing and newly developed or installed systems. This plan addresses all of the Company's significant computer systems including the Point-of-Sale (POS), its proprietary "back-office" system, and its financial reporting system, which includes sub-modules for various applications such as payroll and accounts payable.

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

     None



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NPC INTERNATIONAL, INC.
                              (Registrant)



DATE: January 25, 1999
 Vice President Finance       Troy D. Cook
 Chief Financial Officer
 Principal Financial Officer


DATE: January 25, 1999
 Vice President,              Alan L. Salts
 Restaurant Services
 Chief Accounting Officer