Form 10-K
period 1999-03-30
NPC INTERNATIONAL INC
filed 1999-05-28
CIK 748714

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                             FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended           March 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from   _______to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

The aggregate market value of stock held by non-affiliates of the registrant as of May 18, 1999.
Common Stock, $0.01 par value - $162,463,826

The number of shares outstanding of each of the registrant's classes of common stock as of May 18, 1999.
Common Stock, $0.01 par value - 24,543,250

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended March 30, 1999 are incorporated by reference in Part II, Items 5 - 8.

Portions of the Proxy Statement for the Annual Stockholders' Meeting to be held July 13, 1999, are incorporated by reference in
Part III, Items 10 - 13.

                      NPC INTERNATIONAL, INC.

                         TABLE OF CONTENTS

                              PART I

ITEM                                                 PAGE

1.  Business                                          3
2.  Properties                                        10
3.  Legal Proceedings                                 12
4.  Submission of Matters to a Vote
    of Security Holders                               12
4A. Executive Officers of the Registrant              12

                              PART II

5.  Market for Registrant's Common Stock
    and Related Stockholder Matters                   13
6.  Selected Financial Data                           13
7.  Management's Discussion and Analysis
    of Financial Condition and Results of Operations  13
7A. Quantitative and Qualitative Disclosures
    About Market Risk                                 13
8.  Financial Statements and Supplementary Data       13
9.  Changes in and Disagreements with
    Accountants on Accounting and Financial
    Disclosure                                        14

                               PART III

10. Directors and Executive Officers
    of the Registrant                                 14
11. Executive Compensation                            14
12. Security Ownership of Certain
    Beneficial Owners and Management                  15
13. Certain Relationships and Related Transactions    15

                              PART IV

14. Exhibits, Financial Statement Schedules
    and Reports on Form 8-K                           15


                      NPC INTERNATIONAL, INC.
                         Pittsburg, Kansas

        Annual Report to Securities and Exchange Commission
                          March 30, 1999

                              PART I

ITEM 1.BUSINESS

General

        The Company. NPC International, Inc. and Subsidiaries (the "Company" or "Registrant"), formerly National Pizza Company, is the successor to certain Pizza Hut operations commenced in 1962 by O. Gene Bicknell, the Chairman of the Board of the Company.

        At March 30, 1999, the Company operated 573 Pizza Hut restaurants and 162 delivery units in 26 states pursuant to franchise agreements with Pizza Hut, Inc. ("PHI"), a wholly-owned subsidiary of Tricon Global Restaurants, Inc. ("TRICON").

        On  February  4, 1999 the Company acquired 99  units  from
PHI.

        On June 8, 1993, the Company completed the acquisition of Romacorp, Inc. (formerly NRH Corporation). Romacorp, Inc. ("Romacorp") is the operator and franchisor of Tony Roma's Famous For Ribsr restaurants. Effective June 30, 1998 the Company completed the recapitalization of Romacorp. Romacorp redeemed stock held by the Company so that the Company held a minority interest in Romacorp. Following the transaction, Romacorp changed its name to Roma Restaurant Holdings, Inc. ("RRH").

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

        In 1977, PHI was acquired by PepsiCo, Inc., which continued expanding the Pizza Hut system. In 1997, PepsiCo, Inc. completed its spin-off of its restaurant group. PHI is now a wholly-owned subsidiary of TRICON. The Pizza Hut system is the largest pizza chain in the world, both in sales and number of units. As of December 31, 1998 the Pizza Hut system had approximately 7,000 units and approximately 42% of the Pizza Hut units were operated by PHI.

        Pizza Hut restaurants generally offer full table service and a menu featuring pizza, pasta, sandwiches, a salad bar, soft drinks and, in most restaurants, beer. Most dough products are made fresh at least twice per day, and only 100% natural cheese products are used. All product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. The restaurants offer pizza in three sizes with a variety of toppings. Customers may also choose among thin crust, traditional hand-tossed, stuffed-crust and thick crust pan pizza. Additionally, the Big New Yorker Pizza is a 16" traditional crust pizza. With the exception of the Personal Pan Pizza and food served at the luncheon buffet, food products are prepared at the time of order.

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

        Pizza Hut also delivers pizza products to their customers. Prior to 1985, most delivery was done out of existing restaurants. In 1985, the system began to aggressively pursue home delivery through delivery/carryout kitchens. Customer orders are processed through a computerized customer service center
("CSC"), a "single unit solution" ("SUS", a computer system similar to that operated in a CSC, but smaller in scale), or directly to the kitchen.

        A successful delivery operation typically yields lower profit margins as a percentage of sales than the Company's Pizza Hut restaurants due to higher labor costs, but the return on invested capital is greater.

        The Company's Pizza Hut Operations. The Company is the largest Pizza Hut franchisee in the world. The franchise agreements, under which the Company operates, grant exclusive right to operate Pizza Hut restaurants in certain designated areas. States of operation are indicated in the table below based on unit count by state.

                               Company-
                                owned
                            Pizza Huts at
                State       March 30, 1999

                Alabama           97
                Arizona            1
                Arkansas          66
                Colorado           7
                Delaware          10
                Florida           30
                Georgia           34
                Illinois          32
                Indiana           15
                Kansas            19
                Kentucky           9
                Louisiana         35
                Minnesota          8
                Mississippi      110
                Missouri          28
                North Carolina    47
                North Dakota      18
                Nevada             4
                Oklahoma          27
                Oregon            21
                South Carolina    10
                South Dakota      26
                Tennessee         50
                Texas             22
                Utah               5
                Washington         4
                Company Total    735

        The Company provides delivery service utilizing a CSC operation in ten metropolitan markets: Springfield, Missouri; Montgomery and Birmingham, Alabama; Shreveport, Louisiana; Jackson and Long Beach, Mississippi; Little Rock, Arkansas; Tulsa, Oklahoma; Portland, Oregon and Memphis, Tennessee. Under the CSC system, all customers within the trade area place telephone orders through a single clearing number, and the pizza is dispatched from the Company's delivery kitchen nearest the customer. Customers in other markets call the restaurant delivery kitchens directly.

        Relationships with Pizza Hut, Inc. The Company's franchise agreements with PHI (the "Franchise Agreements") provide for, among other things, standards of operation and physical condition of the Company's restaurants, the provision of services, the geographical territories in which the Company has exclusive rights to open and operate Pizza Hut restaurants and delivery kitchens, the terms of the franchise and renewal options, the Company's development rights and obligations and various provisions relating to the transfer of interests in the Company's franchise rights.

        PHI  determines  standards  of operation for all Pizza Hut restaurants, including standards of quality, cleanliness and service. Further, the Franchise Agreements allow the franchisor to set specifications for all furnishings, interior and exterior decor, supplies, fixtures and equipment. (See "Business - Supplies and Equipment.") PHI also has the right to determine and change the menu items offered by, and to inspect all restaurants of its franchisees, including the Company. All such standards may be revised from time to time. Upon the failure to comply with such standards, PHI has various rights, including the right to term-inate the applicable Franchise Agreements, redefine the franchise territory or terminate the Company's rights to establish additional restaurants in that franchise territory. The Franchise Agreements may also be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company or the commission by the Company or any of its officers, directors or principal stockholders (other than its public stockholders) of a felony or other crime that, in the sole judgment of PHI is reasonably likely to adversely affect the Pizza Hut system, its trademark, the goodwill associated therewith or PHI's interest therein. At no time during the Company's history has PHI sought to terminate any of the Company's Franchise Agreements, redefine its franchise territories or otherwise limit the Company's franchise rights. The Company believes it is in compliance with all material provisions of the Franchise Agreements.

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

        Franchise agreements covering units acquired from PHI operate under the new franchise agreement ("Location
 Franchise Agreement") which has a twenty year term from the date of the acquisition. The Company has the option to renew each Franchise Agreement prior to its expiration for a single renewal term of 15 years by entering into the then-current agreement and fee schedules, provided the Company is not then in default of its obligations under that franchise agreement, including the
development   schedule,  if  any,  and  has  complied   with   the
requirements thereof throughout the term of the agreement. The franchise agreement, as amended, is similar to the 1990 agreement for all acquisitions completed prior to fiscal 1999.

        The Location Franchise Agreement, as amended, for the 99 units acquired in fiscal 1999, requires fees of 6.5% of gross sales, as defined. The Agreement has a 500 yard radius protection for each restaurant operated under the agreement and does not contain exclusive territorial rights as are available in the Company's other Franchise Agreements.

        The Company has the option to renew each of the above Franchise Agreements prior to their expiration for single renewal terms of not less than 15 years by entering into the then-current agreements and fee schedules, provided the Company is not then in default of its obligations under those franchise agreements, including the development schedules, if any, and has complied with the requirements thereof throughout the terms of the agreements.

        The Company can obtain a new 20 year franchise agreement ("1998 Location Franchise Agreement") with a fee requirement of 4.0% of gross sales, as defined, upon completing a qualified rebuild or remodel of a dine-in restaurant. This agreement provides a one mile radius protection for personal pan pizzas and a larger variable radius protection for dinner size pizzas based upon the surrounding population. This agreement can be renewed for a term of not less than 15 years without any renewal fee and continuing fees of 4.0% of gross sales, as defined, if the Company is not in default under the agreement and the Company has made an approved investment, as defined, in the location. Excluding the reduced fee requirement, a different radius protection and renewal provisions, the 1998 Location Franchise Agreement, as amended, is similar to the Location Franchise agreement governing the aforementioned 99 unit acquisition.

        Pizza Huts acquired from other franchisees will continue to be subject to the terms and conditions of the respective Franchise Agreement covering the acquired unit(s).

        For the fiscal years ended March 30, 1999, March 31, 1998, and March 25, 1997 the Company incurred total franchise fees of approximately $15,476,000, $14,586,000 and $7,535,000, respectively. The Franchise Agreements require the Company to pay initial franchise fees to PHI in amounts of up to $15,000 for each new restaurant opened ($25,000 for locations granted under the Location Franchise Agreement). The Company is required to contribute or expend a certain percentage of its sales for local and national advertising and promotion. See "Business - Advertising and Promotion."

        Failure to develop a franchise territory as required would give PHI the right to operate or franchise Pizza Hut restaurants in that territory. Such failure would not affect the Company's rights with respect to the Pizza Hut restaurants then in operation or under development by the Company in any such territory. As of March 30, 1999, the Company had no commitments for future development under any franchise agreement.

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

        The Company has the right to develop additional Pizza Hut restaurants and delivery kitchens in its exclusive franchise territories. However, since becoming a public company, expansion by acquisition has been one of the Company's primary methods of growth. Between 1990 and 1993, PHI exercised its right of first refusal as described above on all proposed transactions between the Company and other Pizza Hut franchisees; as a result the Company acquired no units during this period. Between March, 1994 (when the Company announced its intention to sign a new Franchise Agreement) and March, 1999, the Company acquired a total of 454
Pizza Hut units including 300 from PHI. Effective in 1995, PHI changed its strategy to embrace refranchising and TRICON has stated its goal of selling down to approximately 20% to 25% of the Pizza Hut system. PHI nevertheless retains the right of first refusal on any proposed acquisition in the future, and the Company cannot be assured it will continue to receive such permission on proposed future acquisitions, if any.

        Pursuant to an amendment to the Franchise Agreements Mr. Bicknell is required to maintain ownership of at least 20% of the Company's common stock.

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

        Supplies and Equipment. The Franchise Agreements require the Company to purchase all equipment, supplies and other products and materials required in the operation of its restaurants and delivery kitchens from suppliers who have been approved by PHI. Purchasing is substantially provided by the Unified Foodservice
Purchasing Cooperative to all members who consist of Taco Bell, KFC, and Pizza Hut franchisees and the restaurants operated by TRICON. Prior to the PepsiCo, Inc. spin-off of its restaurant division, substantially all distribution services were provided by PepsiCo Food Systems, Inc., which was a wholly-owned subsidiary of PepsiCo, Inc.

        Distribution. The Company entered into a two-year exclusive food and supplies distribution agreement with AmeriServe Food Distribution, Inc. ("AmeriServe") effective November 1, 1998. The initial term of the agreement will expire December 31, 2000 and provides two automatic renewal options for two years, each at market rates, not to exceed current rates. The terms of the contract provide incentives for using more efficient distribution practices and results in a reduction in the distribution costs incurred by the Company. AmeriServe acquired PepsiCo Food Systems ("PFS") in July 1997 and has been providing substantially all of the distribution services to the Company through its PFS relationship since the acquisition.

        Supervision and Control. Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Each of the restaurants has a manager, and in most units, an assistant manager who are responsible for daily operations of the restaurant, including food preparation, quality control, service, maintenance, personnel, and record keeping. All of the restaurant managers have completed a comprehensive management training program. Each area general manager is responsible for approximately five to eleven restaurants. Detailed operations manuals reflecting current operations and control procedures are provided to each restaurant and district manager as well as others in the organization. Currently, the Company's Pizza Huts operate in ten regions ranging from 40 to 100 stores per region. Each region is supervised by a regional manager. Oversight of the ten regions is provided by three divisional vice presidents who are supported by administrative, marketing, construction and human resource staff.

        A point-of-sale ("POS") cash register system is installed in all Company-operated restaurants. This POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while still maintaining a high level of control. It feeds data to the back office system that provides support for inventory, payroll, accounts payable and cash management. The back office system also provides management reporting and a communications interface to the corporate systems.

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

        Employees. At March 30, 1999, the Company's Pizza Hut operations had approximately 15,000 employees, including 195 headquarters and staff personnel, three divisional operational vice presidents, ten regional managers, 91 area general managers, 1,396 restaurant management employees and approximately 13,300 restaurant employees (of whom approximately 72% are part-time). The Company experiences a high rate of turnover of its part-time employees, which it believes to be normal in the restaurant industry. The Company is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The maintenance and expansion of the Company's restaurant business is dependent on attracting and training competent employees. The Company believes that the restaurant manager plays a significant role in the success of its business. Accordingly, the Company has established bonus plans pursuant to which certain of its supervisory employees may earn cash bonuses based upon both the sales and profits of their restaurants.

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

Government Regulation

        All of the Company's operations are subject to various federal, state and local laws that affect its business, including laws and regulations relating to health, sanitation, alcoholic beverage control and safety standards. To date, federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, building codes, land use and environmental factors have in the past increased, and can be expected in the future to increase, the cost of, and the time required for opening new restaurants. Difficulties or failures in obtaining required licenses or approvals could delay or prohibit the opening of new restaurants. In some instances, the Company may have to obtain zoning variances and land use permits for its new restaurants. The Company believes it is operating in material compliance with all laws and regulations governing its operations.

        The Company is also subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions. A substantial majority of the Company's food service personnel are paid at rates related to the minimum wage and other employment laws and regulations, accordingly, increases in the minimum wage result in higher labor costs.

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

        Consumer Demand and Market Acceptance. Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service chains such as the Company's can also be materially and adversely affected by negative publicity resulting from food quality, illness, injury and other health concerns or operating issues stemming from one restaurant or a limited number of restaurants, including restaurants operated by the franchisor or another franchisee.

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

        Commodities Costs, Labor Shortages and Costs and other Risks. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. Specifically, certain ingredients such as cheese constitute a large percentage of the total cost of the Company's food products. Unforeseeable increases in the cost of these specific ingredients could significantly increase the Company's cost of sales and correspondingly decrease the Company's operating income. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), regional weather conditions, interest rates and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.

ITEM 2. PROPERTIES

Pizza Hut Operations

        Pizza Hut restaurants historically have been built according to identification specifications established by PHI relating to exterior style and interior decor. Variation from such specifications is permitted only upon request and if required by local regulations or to take advantage of specific opportunities in a market area.

        The distinctive Pizza Hut red roof is the identifying feature of Pizza Hut restaurants throughout the world. Pizza Hut restaurants are generally freestanding, one-story buildings, with wood, brick or stucco exteriors, and are substantially uniform in design and appearance. A new unit type, main path, which has no red roof and has a stucco exterior is targeted for metro markets and has a quick service platform. Property sites range from 25,000 to 45,000 square feet and accommodates parking for 30 to 70 cars. Typically, Pizza Hut restaurants contain from 1,800 to 3,600 square feet, including a kitchen area, and have seating capacity for 70 to 125 persons.

        The cost of land, building and equipment for a typical Pizza Hut restaurant varies with location, size, construction costs and other factors. The Company currently estimates that the average cost to construct and equip a new restaurant in its existing franchise territories is approximately $500,000 to $650,000, or $650,000 to $1,100,000 including the cost of land acquisition.

        The Company continually renovates and upgrades its existing restaurants. Such improvements generally include new interior and exterior decor, expansion of seating areas, and installation of more modern equipment.

        The Company anticipates that the capital investment necessary for each delivery-only kitchen is approximately $90,000 in equipment and $120,000 in leasehold improvements. The cost of a customer service center is approximately $150,000 in equipment and improvements.

        The Pizza Hut restaurants and delivery units operated by the Company at March 30, 1999, are owned or leased as follows:

        Leased from unrelated third parties              554
        Land and building owned by the Company           129
        Building owned by the Company and land leased     52
                                                         735

        The amount of rent paid to unrelated persons is determined on a flat rate basis or as a percentage of sales or as a combination of both. Generally, the percentage rate is approximately 5% to 6% where both land and buildings are leased. Approximately 432 leases have initial terms which will expire within the next five years. Nearly all of these leases contain provisions allowing for the extension of the lease term. Some leases contain provisions requiring cost of living adjustments.

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

Properties Held For Sale or Liquidation

        Effective March 25, 1996, the Company sold the stock of the wholly-owned subsidiary Skipper's, Inc. ("Skipper's"), a quick service seafood chain, to a Seattle investment group. In conjunction  with the sale of Skipper's, the Company  retained  19 fee simple properties that had previously been operated by Skipper's and had been closed prior to the sale. Through March 30, 1999 the Company sold 13 fee simple properties leaving six properties for sale. At March 30, 1999, three of the six fee simple properties were occupied by tenants.

        In addition to the properties held for sale, the Company had obligations related to 39 properties under operating leases that had previously been operated as Skipper's restaurants. Through March 30, 1999 the Company had bought out of 11 leases and six leases expired. At March 30, 1999, the Company remained obligated for 22 properties under operating leases, of which 19 have been subleased. The Company continues to market the properties to other potential subtenants, while also pursuing alternative methods of extinguishing these commitments.

        In  March  1998  the Company committed  to  an  asset  re-
imaging strategy (Pizza Huts) involving the consolidation and relocation of 53 units to 45 new locations, the consolidation of
11 units into existing locations, and the closure of 31 underperforming units. In conjunction with this strategy, the Company closed one fee simple property during fiscal 1998. During fiscal 1999, the Company closed four fee simple properties leaving five fee simple properties for sale at March 30, 1999. At March 30, 1999 no fee simple properties were occupied by tenants.

        In addition to the properties held for sale, the Company had obligations related to two properties at the beginning of the year under operating leases and during fiscal 1999, the Company closed 40 additional leased properties. The Company bought out of eight leases and twelve leases expired during fiscal 1999. At March 30, 1999 the Company was still obligated for 22 properties under operating leases, four of which have been subleased. The Company continues to market the properties to other potential subtenants, while also pursuing alternative methods of extinguishing these commitments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 30, 1999.

ITEM 4A.EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company are elected by the Board of Directors and serve until their successors are duly elected and qualified or until their earlier resignation or removal. The executive officers of the Company and their current positions and ages are as follows:

        Name              Position                     Age

        O. Gene Bicknell   Chairman of the Board,
                           Chief Executive,
                           Officer and Director        66

        James K. Schwartz  President, Chief Operating  37
                           Officer and Director

        Troy D. Cook       Senior Vice President,
                           Chief Financial Officer,
                           Treasurer and Secretary     36

        Marty D. Couk      Senior Vice President
                           Pizza Hut Operations,
                           Eastern Division            44

        D. Blayne Vaughn   Vice President
                           Pizza Hut Operations,
                           Western Division            42

        L. Bruce Sharp     Vice President
                           Pizza Hut Operations,
                           Southern Division           41

        Alan L. Salts      Vice President Restaurant
                           Services, Chief Accounting
                           Officer and Assistant
                           Secretary                   33

        O. Gene Bicknell founded the Company and has served as Chairman of the Board since 1962. He also served as Chief Executive Officer of the Company before July 1993 and after January 30, 1995.

        James K. Schwartz joined the Company in December 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In January 1995 he was promoted to President and Chief Operating Officer. Mr. Schwartz is a board member of the IPHFHA and the Unified Foodservice Purchasing Cooperative.

        Troy D. Cook joined the Company in February 1995 as Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary. During fiscal 1999 he was named Secretary and in March 1999 he was promoted to Senior Vice President. Prior to that he was Vice President and Chief Operating Officer of Oread Laboratories from 1991 to 1995. Mr. Cook is a certified public accountant.

        Marty D. Couk joined the Company as a restaurant manager trainee in April 1979. He served in various capacities at the
Company  including Field Specialist (1982), Area  General  Manager
(1983) and Regional Manager (1987). He was promoted to Vice President of Pizza Hut Operations in December 1992 and Senior Vice President of Pizza Hut Operations in September 1993. In May 1997 he became the Senior Vice President of Pizza Hut operations for the Eastern Division.

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

        Alan L. Salts joined the Company in November 1995 as Chief Accounting Officer and was promoted to Vice President Restaurant Services in October 1997 and in 1999 was named Assistant Secretary. Prior to joining the Company he was a manager with Coopers & Lybrand LLP from 1987 to 1995. Mr. Salts is a certified public accountant.

                              PART II


ITEM 5. MARKET  FOR  THE  REGISTRANT'S COMMON  STOCK  AND  RELATED
        STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference from page 25 of the Company's 1999 Annual Report to Stockholders, included herein as Exhibit 13.


ITEM 6. SELECTED FINANCIAL DATA

        The information required by this Item is incorporated herein by reference from page 9 of the Company's 1999 Annual Report to Stockholders, included herein as Exhibit 13.

ITEM 7. MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item is incorporated herein by reference from pages 10 through 14 of the Company's 1999 Annual Report to Stockholders, included herein as Exhibit 13.

ITEM 7A.QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET
        RISK

        The Company does not believe it has any material exposure associated with market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is incorporated herein by reference from pages 15 through 23 of the Company's 1999 Annual Report to Stockholders, included herein as Exhibit 13.

ITEM 9. CHANGES   IN   AND   DISAGREEMENTS  WITH  ACCOUNTANTS   ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        The Audit Committee recommended and the Board of Directors approved the selection of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ended March 30, 1999. PricewaterhouseCoopers LLP audited the financial statements of the Company for the most recent completed fiscal year. A representative of PricewaterhouseCoopers LLP will be present at the Annual Meeting with the opportunity to make a statement if he desires to do so and will be available to respond to appropriate questions. The Audit Committee has not made a recommendation with respect to PricewaterhouseCoopers LLP for fiscal 2000 because meetings regarding such services have not yet occurred.

        Effective July 27, 1998, as discussed in the Company's filing on Form 8-K dated July 30, 1998, the Company's Audit Committee recommended and the Board of Directors approved a change in independent accountants from Ernst & Young LLP to PricewaterhouseCoopers LLP.

        Ernst & Young LLP's report on the Company's financial statements for the fiscal years ended March 25, 1997, and March 31, 1998, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended March 25, 1997, and March 31, 1998, and during subsequent interim periods though June 30, 1998, there were no disagreements with Ernst & Young LLP on any matter
of  accounting  principles  or   practices,   financial  statement
disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its audit reports.

        During the fiscal years ended March 25, 1997, and March 31, 1998, and during subsequent interim period through June 30, 1998,
there were no  reportable  events (as defined in   Securities  and
Exchange  Commission  Regulations  S-K  Item 304(a)(1)(v).

        During the fiscal year ended March 30, 1999, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreement,if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with their audit report.

                             PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item (except for the information set forth in Item 4A of Part I hereof with respect to the Registrant's executive officers) is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 13, 1999, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 12.SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
        MANAGEMENT

        The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                              PART IV

ITEM 14.EXHIBITS,  FINANCIAL STATEMENT SCHEDULES  AND  REPORTS  ON
        FORM 8-K

(a) List of Documents filed as part of this Report

     1) Financial Statements

        The following financial statements of the Registrant and report of the Registrant's independent accountants, included in the Registrant's Annual Report to Stockholders for the year ended March 30, 1999, are incorporated by reference in Item 8 to this report:

        Report of Independent Accountants

        Consolidated  Balance  Sheets as of  March  30,  1999  and
        March 31, 1998.

        Consolidated Statements of Income for the years ended March 30, 1999, March 31, 1998 and March 25, 1997.

        Consolidated Statements of Stockholders' Equity for the years ended March 30, 1999, March 31, 1998 and March 25, 1997.

        Consolidated Statements of Cash Flows for the years ended March 30, 1999, March 31, 1998 and March 25, 1997.

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

     3) Exhibits  (numbered  in  accordance  with  Item   601   of
        Regulation S-K)

                                        Page Number or
Exhibit                                 Incorporation
Number Description                      by Reference from

2.1    Recapitalization Agreement       Exhibit 2-A to Form 8-K
       among Romacorp, Inc.,            filed May 8, 1998
       NPC International, Inc., NPC.    EDGAR 927025-98-000081
       Restaurant Holdings, Inc and
       Sentinel Capital Partners, L.P.

3.1    Restated Articles of             Exhibit 3(a) to Form S-1
       Incorporation                    Registration Statement
                                        effective August 14, 1984
                                        File #2-91885

3.2    Certificate of                   Amended by Form 8-K
       Amendment to Restated            filed May 30, 1991
       Articles of Incorporation
       dated August 7, 1986,
       Certificate of Amendment to
       Restated Articles of
       Incorporation dated July 31,
       1987 and Certificate of
       Change of Location of
       Registered Office dated
       October 20, 1987

3.3    Bylaws                           Exhibit 3(b) to Form S-1
                                        Registration Statement
                                        effective August 14,1984
                                        File #2-91885

3.4    Certificate of                   Exhibit B to Proxy
       Amendment to Restated            Statement for Annual
       Articles of Incorporation        Meeting filed
       of National Pizza Company        June 13, 1994
       Effective July 12, 1994          EDGAR 748714-94-000007

4.1    Specimen Stock                   Exhibit 1 to Form 8-A
       Certificate for Common           filed July 31, 1995
       Stock                            EDGAR 748714-94-000016

10.01  Franchise Agreement              Exhibit 10.01 to Form 10-Q
       between Pizza Hut, Inc. and      filed August 1, 1994
       NPC International, Inc.          EDGAR 748714-94-000016
       (sample document)
       effective March 30, 1994

10.02  Assignment of and                Exhibit 10.02 to Form 10-K
       Blanket Amendment                filed June 6, 1997
       to Franchise Agreements          EDGAR 748714-97-000017

10.03  1995 Franchise Agreement         Exhibit 10.03 to Form 10-K
       between Pizza Hut, Inc.          filed June 6, 1997
       and NPC Management, Inc.         EDGAR 748714-97-000017

10.04  Profit Sharing Plan of           Exhibit 10.25 to Form 10-K
       NPC International, Inc. dated    for the year ended
       July 1, 1992, as amended         March 30, 1993

                                        Exhibit 10.29 to Form 10-K
                                        for the year ended
                                        March 29, 1994
                                        EDGAR 748714-94-000009

                                        Exhibit 10.33 to Form 10-Q
                                        filed August 1, 1994
                                        EDGAR 748714-94-000016

10.05  Fourth Amendment to the          Exhibit 10.05 to Form 10-K
       NPC International, Inc.          filed June 6, 1997
       Profit Sharing Plan              EDGAR 748714-97-000017
       dated July 1, 1992

10.06  Fifth Amendment to the           Exhibit 10.06 to Form 10-K
       NPC International, Inc.          filed June 6, 1997
       Profit Sharing Plan              EDGAR 748714-97-000017
       effective July 12, 1994

10.07  Sixth Amendment to the.          Exhibit 10.07 to Form 10-K
       NPC International, Inc           filed June 6, 1997
       Profit Sharing Plan              EDGAR 748714-97-000017
       dated January 1, 1997

10.08  Seventh Amendment to             Exhibit 10.08 to Form 10-K
       the NPC International, Inc.      filed June 6, 1997
       Profit Sharing Plan              EDGAR 748714-97-000017
       effective January 1, 1997

10.09  NPC International, Inc.          Exhibit 10(t) to Form 10-K
       1984 Amended and                 filed June 25, 1990
       Restated Stock Option Plan

10.10  NPC International, Inc.          Exhibit A to Proxy
       1994 Stock Option Plan           Statement to Annual
       dated May 3, 1994                Meeting of Stockholders
                                        filed June 13, 1994
                                        EDGAR 748714-94-000007

10.11  Senior Note Purchase             Exhibit 10.26 to Form 10-K
       Agreement made by and            for the year ended
       between Pacific Mutual           March 30, 1993
       Life Insurance Company,
       Pacific Corinthian               Exhibit 10.39 to Form 10-K
       Life Insurance Company,          for the year ended
       Lutheran Brotherhood             March 28, 1995
       and NPC International,
       Inc.,as amended                  Exhibit 10.43 to Form 10-K
                                        for the year ended
                                        March 28, 1995

                                        Exhibit 10.44 to Form 10-K
                                        for the year ended
                                        March 28, 1995

10.12  Amendment to the                 Exhibit 10.12 to Form 10-K
       Senior Note Purchase             filed June 6, 1997
       Agreement made by and            EDGAR 748714-97-000017
       between Pacific Mutual
       Life Insurance Company,
       Pacific Corinthian Life
       Insurance Company,
       Lutheran Brotherhood and
       NPC International, Inc.
       dated May 29, 1996

10.13  Amendment to the                 Exhibit 10.13 to Form 10-K
       Senior Note Purchase             filed June 6, 1997
       Agreement made                   EDGAR 748714-97-000017
       by and between Pacific
       Mutual Life Insurance
       Company, Pacific
       Corinthian Life Insurance
       Company, Lutheran
       Brotherhood and
       NPC International, Inc.
       dated March 3, 1997

10.14  Amendment to the                 Exhibit 10.14 to Form 10-K
       Senior Note                      filed June 6, 1997
       Purchase Agreement               EDGAR 748714-97-000017
       made by and between
       Pacific Mutual Life
       Insurance Company,
       Pacific Corinthian
       Life Insurance
       Company, Lutheran
       Brotherhood and
       NPC International, Inc.
       dated May 8, 1997

10.15  NPC Management, Inc.             Exhibit 10.15 to Form 10-K
       $50 million 7.94%                filed June 6, 1997
       Senior Guaranteed                EDGAR 748714-97-000017
       Notes due May 1, 2006,
       dated May 1, 1997

10.16  $160 million Revolving           Exhibit 10.16 to Form 10-K
       Credit Agreement dated           filed June 6, 1997
       as of March 5, 1997              EDGAR 748714-97-000017
       among NPC International,
       Inc., various banks and
       Texas Commerce Ba nk
       National Association as
       Agent and NationsBank
       of Texas, N.A. as
       Documentation Agent

10.17  Amended and Restated             Exhibit 10.17 to Form 10-K
       Revolving Credit                 filed June 6, 1997
       Agreement dated                  EDGAR 748714-97-000017
       May 8, 1997, effective
       March 26, 1997, among
       NPC Management, Inc.,
       various banks and Texas
       Commerce Bank National
       Association as Agent
       and NationsBank of
       Texas, N.A. as
       Documentation Agent

10.18  $15 Million Revolving            Exhibit 10.18 to Form 10-K
       Credit Agreement                 filed June 6, 1997
       dated as of                      EDGAR 748714-97-000017
       March 5, 1997 among
       NPC International,Inc.,
       various banks and Texas
       Commerce Bank National
       Association as Agent

10.19  $15 Million Amended              Exhibit 10.19 to Form 10-K
       and Restated Revolving           filed June 6, 1997
       Credit Agreement dated           EDGAR 748714-97-000017
       as of May 8, 1997
       among NPC International,
       Inc., various banks
       and Texas Commerce
       Bank National
       Association as Agent

10.20  Amended and Restated d           Exhibit 10.20 to Form 10-K
       Master Shelf an                  filed June 6, 1997
       Assumption Agreement             EDGAR 748714-97-000017
       dated May 8, 1997,
       effective March 26,
       1997, between NPC
       Management, Inc. and
       The Prudential Insurance
       Company of America

10.21  Leases between the               Exhibit 10(e) to Form S-1
       Company and Messrs.              Registration Statement
       Bicknell and Elliott             effective August 14, 1984
                                        File #2-91885

10.22  Employment Agreement             Exhibit 10.45 to Form 10-K
       between NPC                      for the year ended
       International, Inc. and          March 28, 1995
       James K. Schwartz
       dated January 27, 1995

10.23  Acquisition agreement            Exhibit 2.0 to Form 8-K
       by and among                     filed March 28, 1996
       Seattle Crab Co., NPC
       International, Inc. and
       Skipper's, Inc. dated as
       of March 25, 1996

10.24  Lease Indemnification            Exhibit 2.1 to Form 8-K
       Agreement                        filed March 28, 1996

10.25  Liability Assumption             Exhibit 2.2 to Form 8-K
       Agreement                        filed March 28, 1996

10.26  Environmental Compliance         Exhibit 2.3 to Form 8-K
       Agreement                        filed March 28, 1996

10.27  Non-Competition                  Exhibit 2.5 to Form 8-K
       Agreement                        filed March 28, 1996

10.28  Amendment to Assignment          Exhibit 10.29 to Form 10-K
       of and Blanket                   for the year ended
       Amendment to                     March 31, 1998
       Franchise Agreements

10.29  Amendment to the                 Exhibit 10.29 to Form 10-K
       Adoption Agreement               for the year ended
       of the Existing Retirement       March 30, 1999
       Plan to Activate
       the 401(k) Plan
       effective January 1, 1999

10.30  NPC International, Inc.          Exhibit 10.30 to Form 10-K
       Non-Qualified                    for the year ended
       Executive Deferred
       Compensation Plan
       Effective December 1, 1998       March 30,1 999

10.31  NPC International, Inc.          Exhibit 10.31 to Form 10-K
       Deferred Compensation            for the year ended
       and Retirement Plan              March 30,1 999
       Established January 1, 1999

10.32  Pizza Hut National               Exhibit 10.32 to Form 10-K
       Purchasing Coop, Inc.            for the year ended
       Membership Subscription          March 30,1 999
       and Commitment Agreement

11     Statement Regarding              Exhibit 11 to Form 10-K
       Computation of Per               for the year ended
       Share Earnings                   March 30, 1999

13     1999 Annual Report to            Exhibit 13 to Form 10-K
       Stockholders                     for the year ended
       (only those portions of          March 30, 1999
       such Annual Report to
       Stockholders which are
       specifically incorporated
       by reference into this Form 10-K
       shall be deemed to be
       filed with the Commission)

16     Letter Regarding Change          Exhibit 16 to Form 8-K
       in Certifying Accountants        filed July 30, 1998

21     List of Subsidiaries             Exhibit 21 to Form 10-K
                                        for the year ended
                                        March 30, 1999

23     Consent of Independent           Exhibit 23 to Form 10-K
       Accountants and Consent          for the year ended
       of Independent Auditors          March 30, 1999

27     Financial Data Schedule          Exhibit 27 to Form 10-K
                                        for the year ended
                                        March 30, 1999

(b) Reports on Form 8-K

        The following forms were filed on Form 8-K during the quarter ended March 30, 1999:

       Announcement of 99 unit          Filed January 7, 1999
       acquisition from
       Pizza Hut, Inc.

       Announcement of Distribution     Filed January 19, 1999
       Agreement with AmeriServe


       Asset Sales Agreement            Filed February 17, 1999
       for 99 unit acquisition
       from Pizza Hut, Inc.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the 25th day of May, 1999 on its behalf by the undersigned, thereunto duly authorized.

NPC INTERNATIONAL, INC.

By
       Troy D. Cook
       Senior Vice President, Chief Financial Officer,
       Treasurer, Secretary
       (Principal Financial Officer)

By
       Alan L. Salts
       Vice President Restaurant Services,
       Chief Accounting Officer and Assistant Secretary
       (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of May, 1999.


       O. Gene Bicknell       Chairman of the Board,
                              Chief Executive Officer and
                              Director (Principal
                              Executive Officer)

       James K. Schwartz      President, Chief Operating
                              Officer and Director

       Troy D. Cook           Senior Vice President, Chief
                              Financial Officer, Treasurer
                              and Secretary (Principal
                              Financial Officer)

       Fran D. Jabara         Director

       Robert E. Cressler     Director

       Michael Braude         Director

       William A. Freeman     Director


Exhibit 11

       STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                 Fiscal Year Ended
(Dollars in thousands,     March 30,  March 31,   March 25,
 except share data)          1999      1998        1997

Numerator:
Net income                 $47,946    $10,330      $17,811

Denominator:
Denominator for basic
  earnings per share-
  weighted average shares   24,622     24,694       24,646
Effect of dilutive
  securities:
  employee stock options       370        415          228

Denominator for diluted
  earnings per share-
  adjusted weighted
  average   shares
  and assumed conversions   24,992     25,109       24,874

Earnings per share
 -basic                    $  1.95    $   .42      $   .72
Earnings per share
 -dilutive                 $  1.92    $   .41      $   .72

Exhibit 21

                      NPC International, Inc.
                       List of Subsidiaries

NPC Management, Inc.
NPC Restaurant Holdings, Inc.
NPC Restaurants LP
National Catering Company, Inc.
Seattle Restaurant Equipment Company, Inc.

Exhibit 23

                      NPC International, Inc.
                Consent of Independent Accountants


     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-2233,
     No. 33-37354 and No. 33-56399) of NPC International, Inc. and Subsidiaries of our report dated May 4, 1999 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

                                   PRICEWATERHOUSECOOPERS LLP

     Kansas City, Missouri
     May 25, 1999


                      NPC International, Inc.
                  Consent of Independent Auditors


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of NPC International, Inc. of our report dated May 5, 1998 included in the 1999 Annual
     Report to Stockholders of NPC International, Inc.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-2233 and Form S-8 No. 33-37354) pertaining to the NPC International, Inc. 1984 Non-Qualified Stock Option Plan, As Amended, and the Registration Statement (Form S-8 No. 33-56399) pertaining to the NPC International, Inc. 1994 Non-Qualified Stock Option Plan of our report dated May 5,
     1998,   with  respect  to  the  consolidated   financial
     statements, incorporated herein by reference in the Annual Report (Form 10-K) of NPC International, Inc.


                                            ERNST & YOUNG LLP

     Kansas City, Missouri
     May 25, 1999