Form 10-Q
period 1999-06-29
NPC INTERNATIONAL INC
filed 1999-07-28
CIK 748714

20

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Quarter Ended June
29, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's class of common stock as of July 19, 1999:

            Common Stock, $0.01 par value - 24,550,851



                      NPC INTERNATIONAL, INC.


INDEX

                                                      PAGE

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets --
             June 29, 1999 and March 30, 1999           3

          Consolidated Statements of Income --
             For the Thirteen Weeks Ended
             June 29, 1999 and June 30, 1998            4

          Consolidated Statements of Cash Flows --
             For the Thirteen Weeks Ended
             June 29, 1999 and June 30, 1998            5

          Notes to Consolidated Financial Statements    6

          Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations                              8


PART II.  OTHER INFORMATION                            15


PART I.   FINANCIAL INFORMATION

ITEM I. Financial Statements

                      NPC International, Inc.
                    Consolidated Balance Sheets
                 (Unaudited, dollars in thousands)


ASSETS                              June 29, 1999  March 30, 1999
Current assets:
 Cash and cash equivalents               $  5,125    $  4,021
 Accounts receivable, net                   1,390       1,817
 Inventories of food and supplies           3,174       2,972
 Deferred income tax asset                  3,064       3,064
 Prepaid insurance premiums                   537         963
 Prepaid rent payments                      1,474       1,486
 Prepaid expenses and other
   current assets                           1,398       1,429
  Total current assets                     16,162      15,752

Facilities and equipment, net             100,249      95,228
Franchise rights, less accumulated
 amortization of $27,101 and $25,122,
 respectively                             216,041     217,995
Goodwill, less accumulated amortization
 oOf $1,465 and $1,432, respectively        2,676       2,708
Investments, at cost                        6,737       6,750
Other assets                                5,747       5,650
TOTAL ASSETS                             $347,612    $344,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                        $ 16,397    $ 12,506
 Payroll taxes                              1,620       2,046
 Sales taxes                                2,236       2,174
 Accrued interest                           1,454       3,088
 Accrued payroll                            7,028       9,042
 Income tax payable                         5,260       1,889
 Current portion of closure reserve         2,260       2,260
 Insurance reserves                         4,994       4,934
 Other accrued liabilities                  6,081       5,742
  Total current liabilities                47,330      43,681

Long-term debt                            117,500     123,500
Deferred income tax liability               4,386       4,386
Closure reserve                             5,493       5,691
Other deferred items                        5,116       5,837
Insurance reserves                          8,000       8,000

Stockholders' Equity:
 Common stock, $.01 par value
 100,000,000 shares authorized,
 27,592,510 issued                            276         276
Paid-in capital                            21,991      21,927
Retained earnings                         159,666     153,103
                                          181,933     175,306
Less treasury stock at cost,
 representing 3,041,659 and
 3,063,074 shares, respectively           (22,146)    (22,318)
  Total stockholders' equity              159,787     152,988

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $347,612    $344,083


The accompanying notes are an integral part of these Consolidated
Financial Statements.


                      NPC International, Inc.
                 Consolidated Statements of Income
       (Unaudited, dollars in thousands, except share data)


                                        Thirteen Weeks Ended
                                     June 29, 1999  June 30, 1998

Net Sales                               $107,676       $113,388
Net franchise revenue                         --          2,114
 Total revenue                           107,676        115,502

Cost of sales                             26,728         30,646
Direct labor                              30,653         32,185
Other                                     30,200         30,484
 Total operating expenses                 87,581         93,315

Income from restaurant operations         20,095         22,187

General and administrative expenses        5,319          6,262
Depreciation and amortization              2,337          2,531

Operating income before facility actions  12,439         13,394
Facility actions                             270             --

Operating income                          12,169         13,394
Other income (expense):
 Interest expense                         (2,403)        (3,882)
 Miscellaneous                               504            266
 Gain on recapitalization of
  Romacorp, Inc.                              --         39,400

Income before income taxes                10,270         49,178

Provision for income taxes                 3,593         16,028

Net income before cumulative
 effect of change in accounting
 principle                                 6,677         33,150
Cumulative effect of accounting
 change, net of tax                         (114)            --
Net income                              $  6,563       $ 33,150

Earnings per share - basic
 (before cumulative effect of change
 in accounting principle)               $    .27       $   1.34
Cumulative effect of change
 in accounting principle                    (.01)            --
Earnings per share - basic              $    .26       $   1.34

Earnings per share - diluted
 (before cumulative effect of change
 in accounting principle)               $    .27       $   1.31
Cumulative effect of change
 in accounting principle                    (.01)            --
Earnings per share - diluted            $    .26       $   1.31

Weighted average shares
 outstanding - basic                  24,540,731     24,758,341

Weighted average shares
 outstanding - diluted                25,106,736     25,238,181


The accompanying notes are an integral part of these Consolidated
Financial Statements.


                      NPC International, Inc.
               Consolidated Statements of Cash Flows
                 (Unaudited, dollars in thousands)


                                           Thirteen Weeks Ended
                                       June 29, 1999  June 30,1998

Operating Activities:

Net income                              $  6,563       $ 33,150
Non-cash items included in net income:
 Depreciation and amortization             6,268          6,839
 Provision for facility actions              270             --
Non-cash gain on recapitalization
  of Romacorp                                 --        (38,758)
Change in assets and liabilities,
  net of acquisitions
  and recapitalization:
 Accounts receivable, net                    427           (106)
 Inventories of food and supplies           (202)          (397)
 Prepaid expenses and other
  current assets                             292            (32)
 Accounts payable                          3,891           (812)
 Payroll taxes                              (426)           (15)
 Accrued interest                         (1,634)        (1,796)
 Accrued payroll                          (2,014)        (1,792)
 Income tax payable                        3,371         15,742
 Insurance reserves                           60            147
 Other accrued liabilities                  (282)         1,037
  Net cash flows provided by
   operating activities                   16,584         13,207

Investing Activities:

Capital expenditures                      (9,688)        (5,767)
Changes in other assets, net                (924)        (1,341)
Proceeds from sale of capital assets         896            316
 Net cash flows used in investing
  activities                              (9,716)        (6,792)

Financing Activities:

Net change in revolving credit
 agreements                                2,000          1,500
Payment of long-term debt                 (8,000)        (8,000)
Exercise of stock options                    236            218
 Net cash flows used in financing
  activities                              (5,764)        (6,282)

Net Change in Cash and Cash Equivalents    1,104            133

Cash and Cash Equivalents at
 Beginning of Period                       4,021          4,548

Cash and Cash Equivalents at
 End of Period                          $  5,125       $  4,681



The accompanying notes are an integral part of these Consolidated
Financial Statements.


                      NPC International, Inc.
            Notes to Consolidated Financial Statements
                            (Unaudited)


Note 1  -  Basis of Presentation

The financial statements include the accounts of NPC International, Inc. and its wholly owned subsidiaries (the "Company"). Romacorp, Inc. ("Romacorp"), a wholly owned subsidiary of the Company until June 30, 1998 was recapitalized (See Note 3 - Recapitalization). These financial statements include Romacorp's results of operations for the quarter ended June 30, 1998.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report on Form 10-K for the fiscal year ended March 30, 1999.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 29, 1999 and March 30, 1999, the results of operations for the thirteen weeks ended June 29, 1999 and June 30, 1998, and cash flows for thirteen weeks ended June 29, 1999 and June 30, 1998. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.


Note 2  -  Acquisitions

On February 4, 1999 the Company acquired 99 units from Pizza Hut, Inc ("PHI") in and around Pensacola, Florida; Panama City, Florida; Mobile, Alabama; Augusta, Georgia; and Savannah, Georgia for $31 million. These 60 restaurants and 39 delivery units generated approximately $58 million in sales during the 52 weeks ended November 1998. The purchase price of this acquisition was funded through the Company's revolving credit facility and was allocated between facilities and equipment and franchise rights.

On July 22, 1999 the Company acquired 70 Pizza Hut units from PHI in and around Tallahassee, Florida; Albany, Georgia; Huntsville, Alabama; and Lexington, Kentucky for $33.6 million. These 52 restaurants and 18 delivery/carryout units generated approximately $48 million in sales during the 52 weeks ended May 1999. The purchase price of this acquisition was funded through the Company's revolving credit facility and will be allocated between facilities and equipment and franchise rights.


Note 3  -  Recapitalization

On June 30, 1998 the Company completed the recapitalization of Romacorp resulting in a net gain of $39.4 million. The Company's remaining minority interest is carried at cost. Romacorp was a wholly owned subsidiary of the Company throughout the Company's first fiscal quarter ended June 30, 1998; its results of operations through that date have been consolidated and reflected in the Consolidated Statements of Income for the quarter ended June 30, 1998.


Note 4  -  Change in Accounting Principle

The Company has adopted Statement of Position 98-5 "Accounting for Costs of Start-up Activities," which required the Company to expense pre-opening costs as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle. Previously, the Company capitalized costs associated with the opening of its restaurants and amortized those costs over twelve months from the units' opening date. The adoption has resulted in a charge in the first quarter of $175,000 or $114,000 net of taxes to expense costs that had previously been capitalized prior to March 30, 1999.


Note 5  -  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share before the cumulative effect of a change in accounting principle:

                                        Thirteen Weeks Ended
                                   June 29, 1999  June 30, 1998
 Numerator:

 Net Income before cumulative
   effect of change in
   accounting principle            $  6,677,000   $ 33,150,000

 Denominator:

 Weighted average shares             24,540,731     24,758,341

 Employee stock options                 566,006        479,840

 Denominator for diluted
   earnings per share                25,106,736     25,238,181

Earnings per share - Basic         $        .27   $       1.34

Earnings per share - Diluted       $        .27   $       1.31


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to Consolidated Financial Statements included in this Form 10-Q and the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 30, 1999.

Overview - The Company is the largest Pizza Hut franchisee in the world and at June 29, 1999, operated 737 Pizza Hut units in 26 states. On July 22, 1999 the Company purchased 70 additional Pizza Hut units from PHI. (See Note 2 for information regarding the 70 unit acquisition.) The Company and its franchisor, PHI, have agreed that the Company may acquire additional Pizza Hut units and, as a result, operate up to a total of 1,300 units, subject to availability and certain conditions. Including the 70-unit acquisition, the Company estimates that it operates approximately 12% of the entire Pizza Hut system excluding licensed units.

The Company, through its wholly owned subsidiary, Romacorp, was also the owner/franchisor of the Tony Roma's concept, from its acquisition in June 1993 through June 30, 1998 when Romacorp was recapitalized. (See Note 3 for information regarding the recapitalization.)

Products & Service - Pizza Hut's main product is high quality, innovative and moderately priced pizza. Additionally, the menu contains pasta, sandwiches, salad bar, and a luncheon buffet. Certain of the Company's Pizza Hut units serve beer. This product is not a significant portion of the Pizza Hut sales mix. Pizza Hut provides a buffet with table service for beverages during lunch and full table service for dinner, with delivery and carryout available throughout the day.

Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. The fiscal years ending March 29, 2000 and March 30, 1999 both contain 52 weeks.

Development and Facility Actions - In the fourth quarter of fiscal 1998 the Company initiated an asset re-imaging strategy. This plan calls for the closure of 31 units, the consolidation of 11 units into existing locations and the consolidation and relocation of 53 Pizza Hut units to 45 new locations to redefine trade areas, improve market presence and to upgrade certain assets to more competitive formats. Relocated units will be moved to improved trade areas and fall into the following categories: relocation of delivery units to more visible locations and formats; relocation of older dine-in assets in rural markets to new prototype units; and conversion of certain metro markets to main-path restaurants. Of the 95 units to be closed as part of this strategy, 59 units have been closed including 9 units in the current quarter. The remaining units are expected to be closed within the current fiscal year. The Company remains committed to the re-imaging strategy and expects to complete the plan on or about the original targeted completion date.

The 1998 impairment and loss provision included $11.4 million related to the Company's re-imaging plan. Below is a summary of the utilization of amounts provided.


                              Current Quarter  From Plan Inception
(Dollars in millions)

    Beginning of period            $   4.5           $  11.4
    Utilization                        (.3)             (7.2)
    Balance at June 29, 1999       $   4.2           $   4.2


The balance at June 29, 1999 is included in "closure reserves" on the Company's balance sheet and consists of long-term estimates of obligations to be paid subsequent to the closure of the unit and cost to de-identify the assets upon closure as required by the Company's franchise agreement. The amount utilized from plan inception includes $5.7 million related to impairment and loss on disposition of assets. Management believes the remaining balance is adequate to complete the re-imaging plan. However, the estimate includes assumptions regarding the Company's ability to sub-lease properties and/or buy out of lease obligations; accordingly actual results could differ from our estimates. Through June 29, 1999 the amounts utilized apply only to actions provided for in the plan and to-date, no adjustments have been made to management's initial estimated provision.

In addition to the units that are expected to be closed during the year as part of the initial re-imaging plan, the Company has identified three units that will be re-imaged at their present location. The Company has recorded a provision of $270,000 which primarily reflects net book value of assets that will not be recovered through the operation of these units. These units will continue to reflect depreciation expense until the re-imaging project commences at the applicable location.

The Company expects to continue to accrue contracted closure costs, and, if appropriate, impair asset values at the time the decision to close a store is made. However, closure decisions under future phases of the Company's asset re-imaging initiative are expected to be made as often as quarterly, which is more frequent than the Company's past practice.

Activity with respect to unit count during the quarter is set forth in the table below:


                 2000 FIRST QUARTER UNIT ACTIVITY


                    Beginning Developed Closed  Acquired  Ending
 Company Owned
 Pizza Hut
  Restaurant          573        10       (9)      --      574
  Delivery            162         6       (5)      --      163

 Total Company Owned  735        16      (14)      --      737



Results of Operations - The "operations summaries" set forth an overview of revenue and operating expenses as a percent of revenue for the thirteen weeks ended June 29, 1999 and June 30, 1998 (dollars in thousands) for each concept operated by the Company.
Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, franchise fees, and insurance among other costs directly associated with operating a restaurant facility.


                       PIZZA HUT OPERATIONS
                            (Unaudited)

                                   Thirteen Weeks Ended
                             June 29, 1999   June 30, 1998
  Revenue:
  Restaurant Sales                 $ 82,669   $ 72,240
  Delivery Sales                     25,007     18,635
     Total Revenue                 $107,676   $ 90,875

  Restaurant Operating Expenses
  as a Percentage of Revenue:

  Total Expenses: (1)
  Cost of Sales                       24.8%      25.1%
  Direct Labor                        28.5%      27.9%
  Other                               28.0%      27.7%
     Total Operating Expenses         81.3%      80.8%
  Restaurant Based Income             18.7%      19.2%

  Restaurant Expenses: (2)
  Cost of Sales                       24.9%      25.2%
  Direct Labor                        27.3%      26.8%
  Other                               29.1%      28.4%
     Total Operating Expenses         81.3%      80.4%
  Restaurant Based Income             18.7%      19.6%

  Delivery Expenses: (3)
  Cost of Sales                       24.6%      24.7%
  Direct Labor                        32.4%      32.5%
  Other                               24.6%      25.0%
     Total Operating Expenses         81.6%      82.2%
  Restaurant Based Income             18.4%      17.8%

  (1) As a percent of total revenue
  (2) As a percent of restaurant sales
  (3) As a percent of delivery sales

Comparison of Pizza Hut Operating Results for the Thirteen Weeks
Ended June 29, 1999 with the Thirteen Weeks Ended June 30, 1998

Revenue from the Company's Pizza Hut operations was $107.7 million during the quarter, which was $16.8 million or 18.5% above the $90.9 million reported in the same period last year. The increase in revenue was due to an improvement in comparable sales of 5.4% and a revenue contribution of $15.2 million from 99 units acquired in February 1999. Acquired unit sales, along with comparative sales improvement, more than offset the impact of store closure activity since the same period of the prior year. During the quarter the Company's delivery units generated comparable sales growth of 7.1% while the Company's restaurant units generated comparable sales growth of 4.7%. Average unit volumes for all asset types increased 6.9% due to sales growth and the favorable effects of the asset re-imaging program. Comparable sales improvement was primarily due to the continued success of the Big New Yorker Pizza, which mixed at over 13% of the Company's net pizza sales during the quarter.

Cost of sales as a percent of revenue decreased 30 basis points compared to same period last year. Reduced distribution costs related to a new distribution contract entered into late in fiscal 1999 more than offset the higher food costs associated with the Big New Yorker Pizza, increased cheese costs of approximately 1.6% and increased paper costs associated with the Star Wars promotion. (See Effects of Inflation and Other Matters for additional information on cheese and other ingredient costs.)

Direct  labor  increased  60 basis points  compared  to  the  same quarter last year. The increase was primarily due to Star Wars training costs incurred and increased staffing levels to meet anticipated demand. Also impacting labor cost was the dilutive effect of acquisition stores which have historically incurred a higher labor percentage than other Company-owned stores. (See Effects of Inflation and Other Matters for additional information on labor costs.)

Other operating expense increased 30 basis points compared to last year. The increase was largely due to an increase in the effective royalty rate of approximately 30 basis points (due to the 6.5% royalty rate on the 99-unit acquisition) and was partially offset by increased leverage associated with positive comparable sales volumes. The effect of this royalty rate structure, after considering the impact of the recent 70-unit acquisition, is expected to increase total other operating expenses by 45 to 55 basis points over fiscal 1999 levels. This increase will primarily be reflected in the Company's restaurants (Red Roof), while the Company's delivery units will not be significantly impacted.

Tony Roma's Results of Operation

As a result of the recapitalization of Romacorp effective June 30, 1998 Romacorp's results of operations are only included in fiscal 1999 results through the date of recapitalization. During the thirteen weeks ended June 30, 1998 restaurant sales were $22.5 million, and income from restaurant operations, which included net franchise revenue, was $4.7 million.

                      TONY ROMA'S OPERATIONS
                            (Unaudited)
                      (dollars in thousands)

                                     Thirteen Weeks Ended
                                        June 30, 1998
  Revenue:
  Restaurant Sales                       $  22,513
  Franchise Revenue                          2,114
     Total Revenue                       $  24,627

  Restaurant Operating Expenses
  as a Percentage of Sales:

  Cost of Sales                              34.8%
  Direct Labor                               30.2%
  Other                                      23.5%
  Total Operating Expenses                   88.5%
  Restaurant Based Income                    11.5%
  Income from System Operations (1)          19.1%

(1) Net franchise revenue and restaurant based income as a percent of total revenue.

Consolidated Results

Comparison of Consolidated Operating Results for the Thirteen Weeks Ended June 29, 1999 with the Thirteen Weeks Ended June 30, 1998

During the quarter consolidated revenue was $107.7 million, which was 6.8% or $7.8 million below the $115.5 million reported during the same period last year. The decline in revenue was due to the loss of revenue from the recapitalization of Romacorp and was largely offset by increased sales in the Company's Pizza Hut units discussed previously. During the same quarter of the prior year, revenue from Romacorp of $24.6 million was recorded.

Consolidated income from restaurant operations was $20.1 million or 18.7% of revenue for the quarter compared to $22.2 million or 19.2% last year. Income from restaurant operations as a percent of revenue declined from the prior year due to increases in operating costs in the Company's Pizza Hut division discussed previously in the concept specific sections. The decline in income from restaurant operations in nominal dollars for the quarter was largely attributable to the loss of earnings from Romacorp.

General and administrative expenses were $5.3 million during the quarter compared to $6.3 million during the same period last year for a decrease of $1 million or 15.1%. As a percent of revenue these costs were 4.9% during the current quarter compared to 5.4% during the same quarter of the prior year. The nominal dollar decrease and the decrease in these costs as a percent of revenue was due to the recapitalization of Romacorp, which historically had a higher percentage of such costs as a percentage of revenue. Also contributing to the decline in these costs as a percentage of revenue was increased leverage associated with positive comparable sales volumes in the Company's Pizza Hut units and the sales contributed from the 99-unit February acquisition.

Depreciation and amortization remained flat in nominal dollars and as a percentage of revenue. In nominal dollars, the reduction in these expenses as a result of the recapitalization of Romacorp was offset by increased amortization of franchise rights related to the Company's February 1999 acquisition.

Interest expense decreased to $2.4 million during the quarter from $3.9 million in the same quarter last year due to debt reduction early in fiscal 1999 from the proceeds of the Romacorp recapitalization.

Miscellaneous income was $504,000 for the quarter compared to $266,000 reported last year. The increase in miscellaneous income was due to the gain on sale or disposition of assets.

Net income before the cumulative effect of a change in accounting principle for the quarter was $6.7 million compared to $33.2 million recorded in the same period of the prior year. Net income for the prior year included a gain from the recapitalization of Romacorp of $39.4 million on a pre-tax basis or $26.8 million, net of taxes. Taxes for the year are being provided at an effective rate of 35% compared to last year's effective rate of 33%. The prior year effective tax rate would have been 35%, but was reduced due to the weighted-average effect of a lower tax rate associated with the Romacorp recapitalization gain.

Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $16.6 million for the thirteen weeks ended June 29, 1999 compared to the $13.2 million reported in the prior year. This increase is largely due to the timing differences in the Company's working capital accounts.

Restaurant development and normal recurring capital expenditures resulted in $9.7 million of total capital expenditures for the thirteen weeks ended June 29, 1999 compared to $5.8 million of total capital expenditures for the same period of the prior year. The increase was largely due to new store development associated with the Company's asset re-imaging program.

The Company anticipates cash flow from operations, and capacity under its existing line of credit will be sufficient to fund continuing expansion, acquisitions and improvements and to service debt obligations.

In addition to cash provided by operations, the Company has a $200 million unsecured line of credit through May 2001. At June 29, 1999 the Company had $148 million in unused borrowing capacity under this agreement, access to which is limited by the Company's debt covenants. The $33.6 million acquisition of 70 Pizza Hut units which closed July 22, 1999 was funded through the Company's unsecured line of credit. (See Note 2 for information regarding the 70 unit acquisition.) Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience.

On July 27, 1998 the Company increased the number of shares authorized by the Board for re-purchase by one million shares. At June 29, 1999 967,700 shares remained authorized for re-purchase.

During the thirteen weeks ended June 29, 1999 the Company made all scheduled principal and interest payments.

Seasonality

As a result of its historical diversification in restaurant concepts the Company has historically not experienced significant seasonal sales fluctuations on a consolidated basis. However, Pizza Hut sales are largely driven through advertising and promotion and are adversely impacted in economic times that generally require high cash flow from consumers such as back-to-school and holiday seasons.

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

The state of Oregon increased the state minimum wage rate from $6.00 per hour to $6.50 per hour effective January 1, 1999. The state of Delaware increased the state minimum wage rate from $5.15 per hour to $5.65 per hour effective May 1, 1999. The state of Washington increased the state minimum wage rate from $5.15 per hour to $5.65 per hour effective January 1, 1999 and will increase the rate to $6.50 per hour effective January 1, 2000. The Company currently operates 22, 10 and 5 Pizza Hut units in Oregon, Delaware and Washington, respectively. The impact of these increases on consolidated labor costs is not expected to be significant.

Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Significant changes in the price of cheese have an impact on the Company's food cost as a percent of revenue.

During the quarter cheese prices were approximately 1.6% higher than the costs incurred during the comparable period of the prior year. Based upon available forecasts, management expects cheese costs to equal or exceed last year's unusually high levels during the Company's second and third fiscal quarters, effectively eliminating the previously anticipated year-over-year margin benefit of lower cheese prices from the prior year during these quarters. Due to the current volatility in this market future cheese price fluctuations are difficult to predict.

Increases in interest rates would directly affect the Company's financial results. At June 29, 1999 approximately 61% of the Company's borrowings were under long-term fixed rate agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates.

Year 2000 Compliance

The Company is in the process of evaluating and modifying its computer systems and applications for Year 2000 issues. The final phase of a four-phase readiness program was completed as scheduled in December 1998. This plan included all development and testing of internally developed systems and certification of vendor provided equipment and systems. During calendar 1999 the Company is in the process of testing and rolling out vendor software upgrades. To date, the Company has completed all identified hardware upgrades. As a result of these replacements and upgrades, these systems will be Year 2000 ready. The Company does not believe that the costs of equipment or upgrades will be material. Throughout 1999 the Company will continue the testing of both the existing and newly developed or installed systems and will evaluate any potential issues. This plan addresses all of the Company's significant computer systems including the Point-of-Sale ("POS"), its proprietary "back-office" system, and its financial reporting system, which includes sub-modules for various applications such as payroll and accounts payable.

Additionally, the Company is in the process of evaluating third-party vendors for Year 2000 readiness. The Company completed an inventory of its large suppliers and has mailed letters requesting information on their Year 2000 status. Of approximately 220 inquiries made, 58% have been received. The Company has sent letters requesting status information from lending and cash management banks. Of approximately 750 inquires sent, 92% have been received. Responses received to date have not identified any suppliers or banks considered to be high risk. The Company is continuing the process of collecting the responses from the suppliers and banks and will continue to follow up throughout calendar 1999.

The Company is also in the process of reviewing non-information technology equipment. Based on information gathered to date, the Company believes that any necessary upgrades or replacements will be minimal and, if necessary, will be funded out of existing cash flows from operations.

The Company does not believe costs related to Year 2000 readiness will be material to its financial position or results of operation. However, the costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates. These estimates were derived based on numerous assumptions of future events including the continued availability of resources, third-party modification plans and other factors. Failures by significant vendors and/or failure by the Company to satisfactorily complete it own plans could adversely impact the project's cost and its completion date. Consequently, there is no assurance that the forward looking estimates will be realized and actual costs and vendor compliance could be significantly different than anticipated, which could result in material financial risk.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to provide assurance at this time that the consequences of Year 2000 failures will not have a material impact on the Company's results of operations, liquidity or financial condition. Given the Company's best efforts and execution of remediation, replacement and testing, it is still possible that there will be disruptions and unexpected business problems during the early months of fiscal 2000. The Company will make diligent, reasonable efforts to assess Year 2000 readiness and will ultimately develop contingency plans for business critical systems prior to the end of calendar 1999. However, no contingency plans are being developed for the availability of key public services and utilities. The Company is heavily dependant on the continued normal operations of not only key suppliers of cheese and other raw materials and major food and supplies distributor, but also on other entities such as lending, depository and disbursement banks and third party administrators of benefit plans. Despite the Company's diligent preparation, unanticipated third-party failures, general public infrastructure failures, or failure to successfully conclude remediation efforts as planned could have a material adverse impact on the results of operations, financial condition or cash flows in 1999 and beyond. Lack of publicly available hard currency or credit card processing capability supporting the retail sales stream could also have a material adverse impact on the results of operations, financial condition or cash flows. The Company's Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its material external agents. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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


ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe it has any material exposure associated with market risk sensitive instruments.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended March 30, 1999.


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

 (a) Exhibits

     The following Exhibit is filed as part of this Report:

     Exhibit 27 - Financial Data Schedule

 (b) Reports on Forms 8-K (incorporated by reference)

      The following reports on Form 8-K were filed during the quarter ended June 29, 1999:

      June 8, 1999 Announcement of intent to acquire 70 Pizza Hut units from Pizza Hut, Inc.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NPC INTERNATIONAL, INC.
                              (Registrant)



DATE: July 27, 1999
 Senior Vice President Finance                    Troy D. Cook
 Chief Financial Officer
 Principal Financial Officer


DATE: July 27, 1999
 Vice President Restaurant Services               Alan L. Salts
 Chief Accounting Officer