Form 10-Q
period 1999-09-28
NPC INTERNATIONAL INC
filed 1999-10-27
CIK 748714

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Quarter Ended
September 28, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's class of common stock as of October 25, 1999:

            Common Stock, $0.01 par value - 24,469,413




                      NPC INTERNATIONAL, INC.



INDEX


                                                      PAGE

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets --
             September 28, 1999
             and March 30, 1999                         3

          Consolidated Statements of Income --
             For the Thirteen and Twenty-Six
             Weeks Ended September 28, 1999
             and September 29, 1998                     4

          Consolidated Statements of Cash Flows --
             For the Twenty-Six Weeks Ended
             September 28, 1999 and
             September 29, 1998                         5

          Notes to Consolidated Financial Statements    6

          Management's Discussion and Analysis of
             Financial Condition and
             Results of Operations                      7


PART II.  OTHER INFORMATION                            17


PART I.   FINANCIAL INFORMATION
ITEM I.   Financial Statements

                      NPC International, Inc.
                    Consolidated Balance Sheets
                 (Unaudited, dollars in thousands)


ASSETS                              Sept. 28, 1999  March 30, 1999
Current assets:
 Cash and cash equivalents               $  2,891    $  4,021
 Accounts receivable, net                   1,382       1,817
 Inventories of food and supplies           3,541       2,972
 Deferred income tax asset                  3,064       3,064
 Prepaid insurance premiums                   202         963
 Prepaid rent payments                      1,644       1,486
 Prepaid expenses and other
  current assets                            1,066       1,429
   Total current assets                    13,790      15,752

Facilities and equipment, net             113,538      95,228
Franchise rights, less accumulated
 amortization of $29,221 and
 $25,122, respectively                    243,619     217,995
Goodwill, less accumulated
 amortization of $1,497 and
 $1,432, respectively                       2,643       2,708
Investments, at cost                        6,738       6,750
Other assets                                5,659       5,650
TOTAL ASSETS                             $385,987    $344,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                        $ 10,426    $ 12,506
 Payroll taxes                              1,828       2,046
 Sales taxes                                2,171       2,174
 Accrued interest                           3,362       3,088
 Accrued payroll                            8,852       9,042
 Income tax payable                         3,052       1,889
 Current portion of closure reserve         1,500       2,260
 Insurance reserves                         4,228       4,934
 Other accrued liabilities                  6,802       5,742
   Total current liabilities               42,221      43,681

Long-term debt                            156,200     123,500
Deferred income tax liability               4,386       4,386
Closure reserve                             5,068       5,691
Other deferred items                        5,079       5,837
Insurance reserves                          9,000       8,000

Stockholders' equity:
 Common stock, $.01 par value
  100,000,000 shares authorized,
  27,592,510 issued                           276         276
 Paid-in capital                           22,007      21,927
 Retained earnings                        164,926     153,103
                                          187,209     175,306
 Less treasury stock at cost,
  representing 3,123,931 and
  3,063,074 shares, respectively          (23,176)    (22,318)
   Total stockholders' equity             164,033     152,988

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $385,987    $344,083

The accompanying notes are an integral part of these Consolidated
Financial Statements.

                      NPC International, Inc.
                 Consolidated Statements of Income
       (Unaudited, dollars in thousands, except share data)

                            Thirteen Weeks      Twenty-Six Weeks
                                 Ended               Ended
                         Sept. 28, 1999
                                  Sept. 29, 1998
                                           Sept. 28, 1999
                                                     Sept. 29, 1998

Net sales                  $113,494  $ 90,407  $221,170  $203,795
Net franchise revenue            --        --        --     2,114
 Total revenue              113,494    90,407   221,170   205,909

Cost of sales                31,023    24,262    57,751    54,908
Direct labor                 32,007    24,967    62,660    57,152
Other                        32,401    25,705    62,555    56,189
 Total operating expenses    95,431    74,934   182,966   168,249

Income from restaurant
 operations                  18,063    15,473    38,204    37,660

General and administrative
 expenses                     5,514     4,748    10,833    11,010
Depreciation, amortization
 and pre-opening costs        2,650     2,054     5,162     4,585

Operating income before
 facility actions             9,899     8,671    22,209    22,065
Net (gain) from facility
 actions                       (580)       --      (310)       --

Operating Income             10,479     8,671    22,519    22,065
Other income (expense):
 Interest expense            (2,770)   (1,917)   (5,142)   (5,799)
 Miscellaneous                  381       453       983       719
 Gain on recapitalization
   of Romacorp                   --        --        --    39,400

Income before income taxes    8,090     7,207    18,360    56,385

Provision for income taxes    2,830     2,521     6,423    18,549

Income before cumulative
 effect of change in
 accounting principle         5,260     4,686    11,937    37,836
Cumulative effect of change
 in accounting principle         --        --      (114)       --
Net income                 $  5,260  $  4,686  $ 11,823  $ 37,836

Earnings per share -
 basic before cumulative
 effect of change in
 accounting principle      $    .21  $    .19  $    .49  $   1.53
Cumulative effect of
 change in accounting
 principle                       --        --      (.01)       --
Earnings per share -
 basic                     $    .21  $    .19  $    .48  $   1.53

Earnings per share -
 diluted before cumulative
 effect of change in
 accounting principle      $    .21  $    .19  $    .48  $   1.51
Cumulative effect of
 change in accounting
 principle                       --        --      (.01)       --
Earnings per share -
 diluted                   $    .21  $    .19  $    .47  $   1.51

Weighted average shares
 outstanding - basic     24,511,409
                                   24,744,246
                                             24,526,070
                                                       24,751,294
Weighted average shares
 outstanding - diluted  24,884,705
                                   25,035,400
                                             24,995,721
                                                       25,136,791


The accompanying notes are an integral part of these Consolidated
Financial Statements

                      NPC International, Inc.
               Consolidated Statements of Cash Flows
                 (Unaudited, dollars in thousands)

                                        Twenty-Six Weeks Ended
                                     Sept. 28, 1999  Sept. 29, 1998

Operating Activities:

Net income                               $  11,823     $ 37,836
Non-cash items included in net income:
 Depreciation and amortization              12,851       12,129
 Net (gain)/loss from facility actions        (310)          --
Non-cash gain on recapitalization
   of Romacorp                                  --      (38,758)
Change in assets and liabilities,
  net of acquisitions and
  recapitalization:
 Accounts receivable, net                      435         (360)
 Inventories of food and supplies             (250)        (491)
 Prepaid expenses and other
  current assets                               599       (1,583)
 Accounts payable                           (2,080)      (1,980)
 Payroll taxes                                (218)          55
 Accrued interest                              274       (1,216)
 Accrued payroll                             (190)       (1,123)
 Income tax payable                          1,163       18,248
 Insurance reserves                            294          486
 Other accrued liabilities                   1,092          182
  Net cash flows provided by
   operating activities                     25,483       23,425

Investing Activities:

Net proceeds from recapitalization
 of Romacorp                                   --        99,921
Acquisitions, net of cash                  (37,275)          --
Capital expenditures                       (20,511)     (10,477)
Changes in other assets, net                (1,945)      (1,451)
Proceeds from sale of capital assets         1,196        1,424
 Net cash flows (used in) provided
  by investing activities                  (58,535)      89,417

Financing Activities:

Net change in revolving credit
 agreements                                 40,700     (104,500)
Purchase of treasury stock                  (1,111)      (1,127)
Payment of long-term debt                   (8,000)      (8,000)
Exercise of stock options                      333          170
 Net cash flows provided by (used in)
  financing activities                      31,922     (113,457)

Net Change in Cash and Cash Equivalents     (1,130)        (615)

Cash and Cash Equivalents at
 Beginning of Period                         4,021        4,548

Cash and Cash Equivalents at
 End of Period                            $  2,891       $3,933


The accompanying notes are an integral part of these Consolidated
Financial Statements.


                      NPC International, Inc.
            Notes to Consolidated Financial Statements
                            (Unaudited)


Note 1  -  Basis of Presentation

The financial statements include the accounts of NPC International, Inc. and its wholly owned subsidiaries (the "Company"). Romacorp, Inc. ("Romacorp"), a wholly owned subsidiary of the Company until June 30, 1998 was recapitalized (See Note 3 - Recapitalization). These financial statements include Romacorp's results of operations through the quarter ended June 30, 1998.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 28, 1999 and March 30, 1999, the results of operations for the thirteen and twenty-six weeks ended September 28, 1999 and September 29, 1998, and cash flows for twenty-six weeks ended September 28, 1999 and September 29, 1998. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.


Note 2  -  Acquisitions

On February 4, 1999 the Company acquired 99 units from Pizza Hut, Inc ("PHI") in and around Pensacola, Florida; Panama City, Florida; Mobile, Alabama; Augusta, Georgia; and Savannah, Georgia for $31 million plus an amount for cash on hand, inventories and certain prepaid items. These 60 restaurants and 39 delivery/carryout units generated approximately $58 million in sales during the 52 weeks ended November 1998. The purchase price of this acquisition was funded through the Company's revolving credit facility and was allocated between facilities and equipment and franchise rights. Subsequent to completing the 99-unit acquisition the Company exercised its option to purchase eight of the certain fee simple properties formerly leased from PHI. These properties were acquired in August 1999 for $2.6 million.

On July 22, 1999 the Company acquired 70 Pizza Hut units from PHI in and around Tallahassee, Florida; Albany, Georgia; Huntsville, Alabama; and Lexington, Kentucky for $33.6 million plus an amount for cash on hand, inventories and certain prepaid items. These 52 restaurants and 18 delivery/carryout units generated approximately $48 million in sales during the 52 weeks ended May 1999. The purchase price of this acquisition was funded through the Company's revolving credit facility and was allocated between facilities and equipment and franchise rights.


Note 3  -  Recapitalization

On June 30, 1998 the Company completed the recapitalization of Romacorp resulting in a net pre-tax gain of $39.4 million. The Company's remaining minority interest is carried at cost. Romacorp was a wholly owned subsidiary of the Company throughout the Company's first fiscal quarter ended June 30, 1998; its results of operations through that date have been consolidated and reflected in the Consolidated Statements of Income for the quarter ended June 30, 1998.


Note 4  -  Change in Accounting Principle

The Company has adopted Statement of Position 98-5 "Accounting for Costs of Start-up Activities," which required the Company to expense pre-opening costs as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle. Previously, the Company capitalized costs associated with the opening of its restaurants and amortized those costs over twelve months from the units' opening date. The adoption resulted in a charge in the quarter ended June 29, 1999 of $175,000 or $114,000 net of taxes to expense costs that had previously been capitalized prior to March 30, 1999.


Note 5  -  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share before the cumulative effect of a change in accounting principle:

                            Thirteen Weeks      Twenty-Six Weeks
                                 Ended               Ended
                      Sept. 28, 1999
                               Sept. 29, 1998
                                          Sept. 28, 1999
                                                    Sept. 29, 1998
Numerator:

 Income before
 cumulative effect
 of change in
 accounting principle  $5,260,000  $4,686,000
                                          $11,937,000  $37,836,000

Denominator:

 Weighted average
 shares                24,511,409  24,744,246
                                           24,526,070   24,751,294

 Employee stock options   373,296     291,154
                                              469,651      385,497

 Denominator for diluted
 Earnings per share    24,884,705  25,035,400
                                           24,995,721   25,136,791


Earnings per share -
 basic                 $      .21  $      .19
                                           $      .49   $     1.53

Earnings per share -
 diluted               $      .21  $      .19
                                           $      .48   $     1.51


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


Overview - The Company is the largest Pizza Hut franchisee in the world and at September 28, 1999, operated 797 Pizza Hut units in 26 states. The Company and its franchisor, PHI, have agreed that the Company may acquire additional Pizza Hut units and, as a result, operate up to a total of 1,300 units, subject to availability and certain conditions. The Company currently estimates that it operates approximately 12% of the entire Pizza Hut system excluding licensed units.

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

Development and Facility Actions - In the fourth quarter of fiscal 1998 the Company initiated an asset re-imaging strategy. This plan calls for the closure of 31 units, the consolidation of 11 units into existing locations and the consolidation and relocation of 53 Pizza Hut units to 45 new locations to redefine trade areas, improve market presence and to upgrade certain assets to more competitive formats. Relocated units will be moved to improved trade areas and fall into the following categories: relocation of delivery units to more visible locations and formats; relocation of older dine-in assets in rural markets to new prototype units; and conversion of certain metro markets to main-path restaurants. Of the 95 units to be closed as part of this strategy, 69 units have been closed including seven units in the current quarter and 16 units for the year-to-date. Twenty-two remaining units are expected to close within the current fiscal year, and four units will remain in operation. Recently, the Company has been able to extinguish certain lease liabilities for several closed units at terms more favorable than anticipated when the estimated liability was initially established. Additionally, four leases have been restructured making it feasible to scrape (demolish) the existing building and rebuild a new facility at the current location, thereby making it unnecessary to abandon the site and incur the related closing costs. Furthermore, the Company has concluded that four units originally identified for closure will remain in operation at their current locations due to improvement in store performance and outlook resulting primarily from surrounding positive economic changes. As a result of these specific events, the Company has updated its estimate of the liability needed to complete the re-imaging strategy and determined that it is appropriate to reverse $780 thousand of the $11.4 million impairment and loss provision recorded in March 1998.

Below is a summary of the charges/disbursements that were planned as part of the 1998 impairment and loss provision related to the Company's re-imaging plan.

                                           Twenty-Six
                          Thirteen Weeks     Weeks          From
                              Ended          Ended          Plan
                         Sept. 28, 1999  Sept. 28,1999   Inception
(Dollars in thousands)

Beginning of period          $ 4,200       $  4,500       $11,400
Planned charges/
 disbursements                  (320)          (620)       (7,520)
(Income) expense impacts:
   Favorable changes to
     lease terms and other
     estimates                  (610)          (610)         (610)
   Modifications due to
     economic changes           (170)          (170)         (170)
    Sub-total                   (780)          (780)         (780)

Balance at
  September 28, 1999         $ 3,100       $  3,100     $   3,100


The balance at September 28, 1999 is included in "closure reserves" on the Company's balance sheet and consists of long-term estimates of obligations to be paid subsequent to the closure of the unit and cost to de-identify the assets upon closure as required by the Company's franchise agreement. The amount utilized from plan inception includes $5.7 million related to impairment and loss on disposition of assets. Management believes the remaining balance is adequate to complete the 1998 re-imaging plan. However, the estimate includes assumptions regarding the Company's ability to sub-lease properties and/or buy out of lease obligations; accordingly, actual results could differ from amounts estimated. Through September 28, 1999 the amounts utilized apply only to actions provided for in the plan.

In addition to units expected to be closed during the year as part of the 1998 re-imaging plan, the Company closed and relocated three units during the current quarter, and recorded a provision of $200 thousand consisting of $86 thousand for assets that were impaired as a result of the closure decision, and $114 thousand of de-identification costs and contractual lease carry costs, net of estimated sub-rental income. The Company also recorded a $270 thousand provision in the quarter ended June 29, 1999 for facility actions at three locations. Through September 28, 1999 the Company has recorded $470 thousand as a provision for fiscal 2000 facility actions. Offsetting these charges was the $780 thousand reversal of previous charges resulting in a gain from facility actions of $580 thousand for the quarter and $310 thousand for the year-to-date.

The Company expects to continue to accrue contracted closure costs, and, if appropriate, impair asset values at the time the decision to close a store is made. However, closure decisions under future phases of the Company's asset re-imaging initiative are expected to be made as often as quarterly, which is more frequent than the Company's past practice. For the balance of the 2000 fiscal year, charges for facility actions are expected to be similar to the quarterly charges taken to date but could vary depending upon the number of units impacted by the Company's future strategic decisions.

Activity with respect to unit count during the quarter is set forth in the table below:




             FISCAL 2000 SECOND QUARTER UNIT ACTIVITY


                  Beginning  Developed  Closed  Acquired  Ending


  Restaurant          573        5       (9)      52      621
  Delivery            164        1       (7)      18      176

  Total               737        6      (16)      70      797


              FISCAL 2000 YEAR TO-DATE UNIT ACTIVITY

                  Beginning  Developed  Closed  Acquired  Ending

  Restaurant          573       14      (18)      52      621
  Delivery            162        8      (12)      18      176

  Total               735       22      (30)      70      797


Results of Operations - The "operations summaries" set forth an overview of revenue and operating expenses as a percent of revenue for the thirteen and twenty-six weeks ended September 28, 1999 and September 29, 1998 (dollars in thousands) for each concept operated by the Company. Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, franchise fees, and insurance among other costs directly associated with operating a restaurant facility.


                       PIZZA HUT OPERATIONS
                          (Unaudited)

                            Thirteen Weeks      Twenty-Six Weeks
                                 Ended               Ended
                      Sept. 28, 1999
                                Sept. 29, 1998
                                           Sept. 28, 1999
                                                    Sept. 29, 1998
   Revenue
   Restaurant Sales       $ 88,228  $ 72,436  $ 170,897 $144,676
   Delivery Sales           25,266    17,971     50,273   36,606
      Total Revenue       $113,494  $ 90,407  $ 221,170 $181,282

   Restaurant Operating
   Expenses as a
   Percentage of Revenue:

   Total Expenses (1)
   Cost of Sales             27.3%     26.9%      26.1%    26.0%
   Direct Labor              28.2%     27.6%      28.3%    27.8%
   Other                     28.6%     28.4%      28.3%    28.0%
      Total Operating
       Expenses              84.1%     82.9%      82.7%    81.8%
   Income from
   Restaurant Operations     15.9%     17.1%      17.3%    18.2%

   Restaurant Expenses (2)
   Cost of Sales             27.4%     27.0%      26.1%    26.1%
   Direct Labor              27.1%     26.5%      27.2%    26.6%
   Other                     29.7%     29.2%      29.4%    28.8%
      Total Operating
       Expense               84.2%     82.7%      82.7%    81.5%
   Restaurant Based Income   15.8%     17.3%      17.3%    18.5%

   Delivery Expenses (3)
   Cost of Sales             27.2%     26.4%      25.9%    25.5%
   Direct Labor              32.1%     32.1%      32.3%    32.3%
   Other                     24.5%     25.3%      24.5%    25.2%
     Total Operating
       Expense               83.8%     83.8%      82.7%    83.0%
   Delivery Based Income     16.2%     16.2%      17.3%    17.0%

   (1) As a percent of total revenue
   (2) As a percent of restaurant sales
   (3) As a percent of delivery sales


Comparison of Pizza Hut Operating Results for the Thirteen and
Twenty-Six Weeks Ended September 28, 1999 with the Thirteen and
Twenty-Six Weeks Ended September 29, 1998

Revenue from the Company's Pizza Hut operations was $113.5 million during the quarter, which was $23.1 million or 25.6% above the $90.4 million reported in the same period last year. For the year-to-date, revenue was $221.2 million for an increase of $39.9 million or 22% over the $181.3 million reported last year. The increase in revenue for the quarter and year-to-date was largely due to the revenue generated by the 169 units acquired in calendar 1999. These units recorded revenue of $23.6 million during the quarter and $38.7 million for the year-to-date. Comparable store sales improvement of 2.7% for the quarter and 4% for the year-to-date also contributed to the year over year increase in sales.

The Company's delivery units generated comparable store sales growth of 3.1% for the quarter and 5.1% for the year-to-date while the Company's restaurant units generated comparable store sales growth of 2.1% for the quarter and 3.4% for the year-to-date. Average unit volumes for all asset types increased 4.7% for the quarter and 5.4% for the year-to-date due to comparable store sales growth and the favorable impact of the asset re-imaging plan. Comparable sales improvement for the quarter and year-to-date was primarily due to the continued success of the Big New Yorker Pizza, which represented over 13% of the Company's net pizza sales during the quarter and year-to-date.

Cost of sales as a percent of revenue increased 40 basis points for the quarter compared to the same quarter of the prior year, primarily due to an increase in cheese costs of approximately 8% over prior years' unusually high levels and higher food cost associated with the Big New Yorker Pizza. The increase for the quarter was partially offset by reduced distribution costs related to a distribution contract entered into in January 1999. For the year-to-date, cost of sales as a percent of revenue was essentially flat. The reduced distribution costs for the year-to-date has effectively offset a year-to-date increase in cheese costs of approximately 5%, higher food costs associated with the Big New Yorker Pizza and increased paper costs associated with the Star Wars promotion. (See Effects of Inflation and Other Matters for additional information on cheese and other ingredient costs.)

Direct labor as a percent of revenue increased 60 and 50 basis points for the quarter and year-to-date, respectively, compared to the same periods of the prior year. The increase for the quarter was partially attributable to the dilutive effect of the 169 acquisition stores, which have historically incurred a higher labor percentage than other Company-owned stores and training costs incurred in the 70 units acquired in July 1999. For the year-to-date labor costs were impacted by increased staffing levels and training costs related to the Star Wars promotion to meet anticipated demand as well as the aforementioned dilutive effect of acquisition stores. (See Effects of Inflation and Other Matters for additional information on labor costs.)

Other operating expense as a percent of revenue increased 20 and 30 basis points for the quarter and year-to-date, respectively, compared to the same periods last year. The increase for the quarter and year-to-date was largely due to an increase in the effective royalty rate of approximately 40 basis points for the quarter and year-to-date (due to the 6.5% royalty rate on the 99-unit and 70-unit acquisitions). The effect of this royalty rate structure is expected to increase total other operating expenses by 45 to 55 basis points over fiscal 1999 levels during the balance of the year and will primarily be reflected in the Company's restaurant units, while the Company's delivery units will not be impacted. These increases were partially offset by increased leverage associated with positive comparable sales volumes and reductions in other controllable expenses.

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


General, Administrative and Other Items

General and administrative expenses, as a percent of revenue, declined 40 basis points for the quarter and year-to-date compared to the same periods of the prior year due to the increased leverage associated with higher aggregate sales volume and positive  comparable  sales  growth.  For  the  year-to-date,  the decline in these costs in nominal dollars (due to the recapitalization of Romacorp) was largely offset by the required field infrastructure additions to support the calendar 1999 acquisitions.

Depreciation, amortization and pre-opening costs increased $596 thousand or 29% and $577 thousand or 12.6% for the quarter and year-to-date, respectively, compared to the same periods of the prior year. The increase for the quarter and year-to-date was due to an increase in smallwares amortization, an increase in pre-opening cost (due to re-imaging plan activity) and franchise rights amortization associated with acquisitions. The increase for the year-to-date was partially offset by a reduction in amortization expense as a result of the recapitalization of Romacorp. Pre-opening costs in the Company's Pizza Hut operations of $144 thousand and $296 thousand were incurred during the quarter and year-to-date, respectively, compared to $49 thousand and $101 thousand recorded in the same periods of the prior year.

Interest charges for the quarter were $853 thousand or 44.5% higher than the same period of the prior year due to an increase in borrowings to fund the calendar 1999 acquisitions. For the year-to-date, average outstanding borrowings decreased from the prior year as the proceeds from the Romacorp recapitalization reduced
debt  at  the  end  of  the last years first quarter.   The  lower
average borrowings in the current year have resulted in a decrease in interest charges of approximately $657 thousand or 11.3%.

Miscellaneous income was $381 thousand and $983 thousand for the quarter and year-to-date, respectively, compared to $453 thousand and $719 thousand reported in the same periods of the prior year. The increase for the year-to-date was due to the gain on sale or disposition of assets primarily due to involuntary conversions.

Net income for the quarter was $5.3 million compared to $4.7 million recorded in the same period of the prior year. For the year-to-date, net income was $11.9 million compared to $37.8 million reported last year. Net income for the prior year-to-date included a gain from the recapitalization of Romacorp of $39.4 million on a pre-tax basis or $26.8 million, net of taxes. Taxes for the year are being provided at an effective rate of 35% compared to last year's effective rate of 33%. The prior year effective tax rate would have been 35%, but was reduced due to the weighted-average effect of a lower tax rate associated with the Romacorp recapitalization gain.


Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $25.5 million for the twenty-six weeks ended September 28, 1999 compared to the $23.4 million reported in the prior year. During the current year-to-date, cash from operations was positively impacted by the 169 stores acquired in calendar 1999. These stores, like the Company, operate with a working capital deficit. Offsetting this positive impact to cash flows was the exclusion of cash provided by operations from Romacorp.

Restaurant development, start-up technology investments in acquired stores and normal recurring capital expenditures resulted in $20.5 million of total capital expenditures for the twenty-six weeks ended September 28, 1999 compared to $10.5 million of total capital expenditures for the same period of the prior year. The increase was largely due to new store development associated with the Company's asset re-imaging program.

The Company anticipates cash flow from operations, and capacity under its existing line of credit will be sufficient to fund continuing expansion, acquisitions and improvements and to service debt obligations.

In addition to cash provided by operations, the Company has a $200 million unsecured line of credit through May 2001. At September 28, 1999 the Company had $109 million in unused borrowing capacity under this agreement. Access to the unused capacity is subject to certain limitations of the Company's debt covenants. Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience.

On July 27, 1998 the Company increased the number of shares authorized by the Board for re-purchase by one million shares. During the thirteen weeks ended September 28, 1999 the Company purchased 92,500 shares and at September 28, 1999 875,200 shares remained authorized for re-purchase.

During the twenty-six weeks ended September 28, 1999 the Company made all scheduled principal and interest payments.


Seasonality

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

The state of Oregon increased the state minimum wage rate from $6.00 per hour to $6.50 per hour effective January 1, 1999. The state of Delaware increased the state minimum wage rate from $5.15 per hour to $5.65 per hour effective May 1, 1999. The state of Washington increased the state minimum wage rate from $5.15 per hour to $5.65 per hour effective January 1, 1999 and will increase the rate to $6.50 per hour effective January 1, 2000. The Company currently operates 23, 10 and 5 Pizza Hut units in Oregon, Delaware and Washington, respectively. The impact of these increases on consolidated labor costs is not expected to be significant.

Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Significant changes in the price of cheese have an impact on the Company's food cost as a percent of revenue.

During the quarter cheese prices were approximately 8% higher than the unusually high costs incurred during the comparable period of the prior year when cheese prices increased 30%. Based upon the recent significant decline in the cheese block market and available forecasts, management expects the Company to benefit from an estimated decline in cheese prices during the third quarter cost of sales by 100 to 200 basis points compared to the prior year.

Increases in interest rates would directly affect the Company's financial results. At September 28, 1999 approximately 46% of the Company's borrowings were under long-term fixed rate agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates.


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

Additionally, the Company is in the process of evaluating third-party vendors for Year 2000 readiness. The Company completed an inventory of its large suppliers and has mailed letters requesting information on their Year 2000 status. Of approximately 220 inquiries made, 59% have been received, which includes responses from vendors the Company considers critical to its operations. The Company has sent letters requesting status information from lending and cash management banks. Of approximately 750 inquires sent, 97% have been received. Responses received to date have not identified any suppliers or banks considered to be high risk. The Company is continuing the process of collecting the responses from the suppliers and banks and will continue to follow up throughout calendar 1999.

The Company is also in the process of reviewing non-information technology equipment. Based on information gathered to date, the Company believes that any necessary upgrades or replacements will be minimal and, if necessary, will be funded out of existing cash flows from operations.

The Company does not believe costs related to Year 2000 readiness will be material to its financial position or results of operation. However, the costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates. These estimates were derived based on numerous assumptions of future events including the continued availability of resources, third party modification plans and other factors. Failures by significant vendors and/or failure by the Company to satisfactorily complete it own plans could adversely impact the project's cost and its completion date. Consequently, there is no assurance that the forward looking estimates will be realized and actual costs and vendor compliance could be significantly different than anticipated, which could result in material financial risk.

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

Forward Looking Comments

The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties. Forward looking statements can often be identified by the use of forward looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates," or "anticipates," variations of these words or similar expressions. Among the factors that could cause actual results to be materially different from those described in the forward looking statements are the following: consumer demand and market acceptance risk;
the effectiveness of franchisor advertising programs, and the overall success of the Company's franchisor; the integration and assimilation of acquired restaurants; training and retention of skilled management and other restaurant personnel; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctua-tions, the impact of competing restaurants and concepts, the cost of commodities and other food products, labor shortages and costs and other risks detailed in the Company's Securities and Exchange Commission filings. Forward looking statements are not guarantees of future performance or results.

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

None


ITEM 3.  Defaults upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on July 13, 1999. At the meeting, shareholders elected three directors.

Results of the voting in connection with this election were as follows:

Election of Directors            For        Withheld

James K. Schwartz             23,172,127     11,715
William A. Freeman            23,172,127     11,715
Michael W. Gullion            23,172,127     11,715

The following directors were not required to stand for reelection at the meeting (the year in which each director's term expires is indicated in parenthesis):

Fran D. Jabara (2000), Robert E. Cressler (2000), O. Gene Bicknell
(2001), and Michael Braude (2001).


ITEM 5.  Other Information

None


ITEM 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

     The following Exhibit is filed as part of this Report:

     Exhibit 27 - Financial Data Schedule

 (b) Reports on Forms 8-K (incorporated by reference)

     The following reports on Form 8-K were filed during the quarter ended September 28, 1999:

     July 28, 1999  Changes in Registrant's Certifying Accountant

     July 29, 1999  Acquisition or Disposition of Assets

     8K/A  -  August 16, 1998  Changes in Registrant's  Certifying
Accountant


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NPC INTERNATIONAL, INC.
                                        (Registrant)



DATE: October 26, 1999
  Senior Vice President Finance         Troy D. Cook
  Chief Financial Officer
  Principal Financial Officer


DATE: October 26, 1999
  Vice President                        Alan L. Salts
   Restaurant Services
  Chief Accounting Officer