Form 10-Q
period 1999-12-28
NPC INTERNATIONAL INC
filed 2000-01-26
CIK 748714

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Quarter Ended
December 28, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the transition period from
____________ to ____________

Commission File Number 0-13007



                      NPC INTERNATIONAL, INC.
      (Exact name of registrant as specified in its charter)



             Kansas                     48-0817298
    (State of Incorporation)(IRS Employer Identification Number)



             720 W. 20th Street, Pittsburg, KS  66762
             (Address of principal executive offices)


 Registrant's telephone number, including area code (316) 231-3390



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's class of common stock as of January 19, 2000:

            Common Stock, $0.01 par value - 22,431,280






                      NPC INTERNATIONAL, INC.



INDEX


                                                      PAGE

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets --
             December 28, 1999 and March 30, 1999       3

          Consolidated Statements of Income --
             For the Thirteen and Thirty-Nine
             Weeks Ended December 28, 1999 and
             December 29, 1998                          4

          Consolidated Statements of Cash Flows --
             For the Thirty-Nine Weeks Ended
             December 28, 1999 and December 29, 1998    5

          Notes to Consolidated Financial Statements    6

          Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                 7


PART II.  OTHER INFORMATION                            17


PART I.   FINANCIAL INFORMATION
ITEM I. Financial Statements

                      NPC International, Inc.
                    Consolidated Balance Sheets
                 (Unaudited, dollars in thousands)


ASSETS                              Dec. 28, 1999  March 30, 1999
Current assets:
 Cash and cash equivalents               $  4,112    $  4,021
 Accounts receivable, net                   1,124       1,817
 Inventories of food and supplies           3,323       2,972
 Deferred income tax asset                  3,064       3,064
 Prepaid insurance premiums                 1,470         963
 Prepaid rent payments                      1,575       1,486
 Prepaid expenses and other
  current assets                              915       1,429
   Total current assets                    15,583      15,752

Facilities and equipment, net             118,323      95,228
Franchise rights, less accumulated
 Amortization of $31,413 and $25,122,
 respectively                             241,488     217,995
Goodwill, less accumulated amortization
 of $1,530 and $1,432, respectively         2,611       2,708
Investments, at cost                        6,738       6,750
Other assets                                5,703       5,650
TOTAL ASSETS                             $390,446    $344,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                        $ 10,795    $ 12,506
 Payroll taxes                              1,631       2,046
 Sales taxes                                2,315       2,174
 Accrued interest                           2,070       3,088
 Accrued payroll                            7,065       9,042
 Income tax payable                         4,094       1,889
 Current portion of closure reserve         1,500       2,260
 Insurance reserves                         4,762       4,934
 Other accrued liabilities                  7,073       5,742
   Total current liabilities               41,305      43,681

Long-term debt                            172,600     123,500
Deferred income tax liability               4,386       4,386
Closure reserve                             4,733       5,691
Other deferred items                        4,969       5,837
Insurance reserves                          9,000       8,000

Stockholders' equity:
 Common stock, $.01 par value
 100,000,000 shares authorized,
 27,592,510 issued                            276         276
 Paid-in capital                           22,079      21,927
 Retained earnings                        169,660     153,103
                                          192,015     175,306
 Less treasury stock at cost,
  representing 5,022,605 and
  3,063,074 shares,
  respectively                            (38,562)    (22,318)
   Total stockholders' equity             153,453     152,988

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $390,446    $344,083

The accompanying notes are an integral part of these Consolidated
Financial Statements.


                      NPC International, Inc.
                 Consolidated Statements of Income
       (Unaudited, dollars in thousands, except share data)

                               Thirteen           Thirty-Nine
                              Weeks Ended         Weeks Ended
                        Dec. 28, 1999
                                 Dec. 29, 1998
                                             Dec. 28, 1999
                                                     Dec. 29, 1998

Net sales                $  114,544 $  89,429 $ 335,714 $ 293,224
Net franchise revenue            --        --        --     2,114
 Total revenue              114,544    89,429   335,714   295,338

Cost of sales                30,123    25,464    87,874    80,372
Direct labor                 32,601    24,593    95,261    81,745
Other                        32,707    25,048    95,262    81,237
 Total operating expenses    95,431    75,105   278,397   243,354

Income from restaurant
 operations                  19,113    14,324    57,317    51,984

General and administrative
 expenses                     5,613     4,639    16,446    15,649
Depreciation, amortization
 And pre-opening costs        2,767     2,073     7,929     6,658

Operating income before
 facility actions            10,733     7,612    32,942    29,677
Net facility action charges     500       --        190        --

Operating Income             10,233     7,612    32,752    29,677
Other income (expense):
 Interest expense            (2,955)   (2,030)   (8,097)   (7,829)
 Miscellaneous                    8       401       991     1,120
 Gain on recapitalization
 of Romacorp                     --        --        --    39,400

Income before income taxes    7,286     5,983    25,646    62,368

Provision for income taxes    2,552     2,094     8,975    20,643

Income before cumulative
 effect of change in
 accounting principle         4,734     3,889    16,671    41,725
Cumulative effect of
 change in accounting
 principle                       --        --      (114)       --
Net income               $    4,734 $   3,889 $  16,557 $  41,725

Earnings per share -
 basic before cumulative
 effect of change in
 accounting principle    $      .20 $     .16 $    .68  $    1.69
Cumulative effect of
 change in accounting
 principle                       --        --       --         --
Earnings per share -
 basic                   $      .20 $     .16 $    .68  $    1.69

Earnings per share -
 diluted before
 cumulative effect of
 change in accounting
 principle               $      .19 $     .16 $    .67  $    1.67
Cumulative effect of
 change in accounting
 principle                       --        --       --         --
Earnings per share -
 diluted                 $      .19 $     .16 $    .67  $    1.67

Weighted average shares
 outstanding - basic     24,180,398
                                     24,491,208
                                               24,410,846
                                                        24,669,028

Weighted average shares
 outstanding - diluted   24,434,094
                                     24,785,438
                                               24,808,512
                                                        25,024,102


The accompanying notes are an integral part of these Consolidated
Financial Statements


                      NPC International, Inc.
               Consolidated Statements of Cash Flows
                 (Unaudited, dollars in thousands)


                                        Thirty-Nine Weeks Ended
                                      Dec. 28, 1999  Dec. 29,1998

Operating Activities:

Net income                               $16,557        $41,725
Non-cash items included in net
  income:
 Depreciation and amortization            19,778         17,499
 Net facility action charges                 190             --
Non-cash gain on recapitalization
  of Romacorp                                 --        (38,758)
Change in assets and liabilities,
  net of acquisitions and
  recapitalization:
 Accounts receivable, net                    693           (275)
 Inventories of food and supplies            (32)          (886)
 Prepaid expenses and other
  current assets                            (678)        (1,982)
 Accounts payable                         (1,711)          (722)
 Payroll taxes                              (415)            (1)
 Accrued interest                         (1,018)        (2,790)
 Accrued payroll                          (1,977)        (2,315)
 Income tax payable                        2,205          5,752
 Insurance reserves                          828            350
 Other accrued liabilities                 1,397          1,421
   Net cash flows provided by
     operating activities                 35,817         19,018

Investing Activities:

Net proceeds from recapitalization
 of Romacorp                                  --        101,237
Acquisitions, net of cash                (37,275)            --
Capital expenditures                     (29,685)       (13,732)
Changes in other assets, net              (3,421)        (2,891)
Proceeds from sale of capital assets       1,647          3,043
 Net cash flows (used in) provided
  by investing activities                (68,734)        87,657

Financing Activities:

Net change in revolving credit
 agreements                               59,100        (93,600)
Purchase of treasury stock               (16,629)        (3,837)
Payment of long-term debt                (10,000)       (10,000)
Exercise of stock options                    537            558
 Net cash flows provided by
  (used in) financing activities          33,008       (106,879)

Net Change in Cash and
 Cash Equivalents                             91           (204)

Cash and Cash Equivalents at
 Beginning of Period                       4,021          4,548

Cash and Cash Equivalents at
 End of Period                           $ 4,112        $ 4,344



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

In   the   opinion  of  management,  the  accompanying   unaudited
consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 28, 1999 and March 30, 1999, the results of operations for the thirteen and thirty-nine weeks ended December 28, 1999 and December 29, 1998, and cash flows for thirty-nine weeks ended December 28, 1999 and December 29, 1998. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

On June 30, 1998 the Company received $101 million for a majority portion of its investment in Romacorp, resulting in a net gain of $39.4 million. The Company's remaining minority interest of 19.9% is carried at cost of $6.7 million. Romacorp was a wholly owned subsidiary of the Company throughout the Company's first fiscal quarter ended June 30, 1998; its results of operations through that date have been consolidated and reflected in the Consolidated Statements of Income for the fiscal year-to-date ended December 29, 1998.

Note 4  -  Change in Accounting Principle

The Company has adopted Statement of Position 98-5 "Accounting for Costs of Start-up Activities," which required the Company to expense pre-opening costs as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle. Previously, the Company capitalized costs associated with the opening of its restaurants and amortized those costs over twelve months from the units' opening date. The adoption resulted in a charge during the quarter ended June 29, 1999 of $175,000 or $114,000 net of taxes to expense costs that had previously been capitalized prior to March 30, 1999.

Note 5  -  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share before the cumulative effect of a change in accounting principle:

                               Thirteen           Thirty-Nine
                              Weeks Ended         Weeks Ended
                        Dec. 28, 1999
                                 Dec. 29, 1998
                                             Dec. 28, 1999
                                                     Dec. 29, 1998
Numerator:

 Income before
 cumulative effect
 of change in
 accounting principle   $4,734,000
                                 $3,889,000
                                             $16,671,000
                                                       $41,725,000

Denominator:

 Weighted average
 shares                24,180,398
                                 24,491,208
                                             24,410,846
                                                        24,669,028

 Employee stock
 Options               253,696
                                 294,230
                                             397,666
                                                        355,074

 Denominator for
 diluted earnings
 per share             24,434,094
                                 24,785,438
                                             24,808,512
                                                        25,024,102

Earnings per share -
 basic                 $    .20  $    .16    $    .68   $    1.69

Earnings per share -
 diluted               $    .19  $    .16    $    .67   $    1.67


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

Overview - The Company is the largest Pizza Hut franchisee in the world and at December 28, 1999, operated 785 Pizza Hut units in 26 states. The Company and its franchisor, PHI, have agreed that the Company may acquire additional Pizza Hut units and, as a result, operate up to a total of 1,300 units, subject to availability and certain conditions. The Company currently estimates that it operates 11% of the entire domestic Pizza Hut system excluding licensed units.

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

Facility Actions and Closure Reserves - In the fourth quarter of fiscal 1998 the Company initiated an asset re-imaging strategy. This plan called for the closure of 31 units, the consolidation of 11 units into existing locations and the consolidation and relocation of 53 Pizza Hut units to 45 new locations to redefine trade areas, improve market presence and to upgrade certain assets to more competitive formats. Relocated units will be moved to improved trade areas and fall into the following categories: relocation of delivery units to more visible locations and formats; relocation of older dine-in assets in rural markets to new prototype units; and conversion of certain metro markets to main-path restaurants.

Of the 95 units to be closed as part of this strategy, 76 units have been closed including seven units in the current quarter and 23 units for the year-to-date. Fifteen remaining units are expected to close and four units will remain in operation. During the fiscal year, the Company has been able to extinguish certain lease liabilities for several closed units at terms more favorable than anticipated when the estimated liability was initially established. Additionally, four leases have been restructured making it feasible to scrape (demolish) the existing building and rebuild a new facility at the current location, thereby making it unnecessary to abandon the site and incur the related closing costs. Furthermore, the Company has concluded that four units originally identified for closure will remain in operation at their current locations due to improvement in store performance and outlook resulting primarily from surrounding positive economic changes. As a result of these specific events, during the Company's quarter ended September 28, 1999, the Company updated its estimate of the liability needed to complete the re-imaging strategy and determined that it was appropriate to reverse $780 thousand of the $11.4 million impairment and loss provision recorded in March 1998.

Below is a summary of the charges/disbursements that were planned as part of the 1998 impairment and loss provision related to the Company's re-imaging plan.

                                          Thirty-Nine
                         Thirteen Weeks     Weeks         From
                              Ended         Ended         Plan
                          Dec. 28, 1999 Dec. 28, 1999  Inception
(Dollars in thousands)

Beginning balance           $  3,100       $ 4,500      $11,400
Planned charges /
    disbursements               (420)       (1,040)      (7,940)
(Income) expense impacts:
   Favorable changes to
     lease terms and other
    estimates                     --          (610)        (610)
   Modifications due to
     economic changes             --          (170)        (170)
     Sub-total                    --          (780)        (780)

Balance at
 December 28, 1999          $  2,680       $ 2,680      $ 2,680

The balance at December 28, 1999 is included in "closure reserves" on the Company's balance sheet and consists of estimates of obligations to be paid subsequent to the closure of the unit and cost to de-identify the assets upon closure as required by the Company's franchise agreement. The amount utilized from plan inception includes $5.8 million related to impairment and loss on disposition of assets. Management believes the remaining balance is adequate to complete the 1998 re-imaging plan. However, the estimate includes assumptions regarding the Company's ability to sub-lease properties and/or buy out of lease obligations; accordingly, actual results could differ from amounts estimated. Amounts utilized apply only to actions provided for in the plan.

In addition to units expected to be closed during the year as part of the 1998 re-imaging plan, the Company has recorded quarterly provisions during the current year-to-date. During the quarter ended June 29, 1999 the Company recorded a $270 thousand provision for facility actions at three locations consisting of $245 thousand for assets that were impaired as a result of the closure decision and $25 thousand of de-identification costs. During the quarter ended September 29, 1999, the Company recorded a $200 thousand provision for facility actions at three locations consisting of $86 thousand for assets that were impaired as a result of the closure decision and $114 thousand of de-identification costs and contractual lease carry costs, net of estimated sub-rental income. All units associated with the first and second quarter provisions have closed. During the current quarter, the Company recorded a charge of $500 thousand related to facility actions at nineteen properties consisting of $382 thousand for assets that were impaired as a result of the closure decision and $118 thousand of de-identification costs and contractual lease carry costs. Of the nineteen properties, three units will close without replacement. These three units generated approximately $620 thousand in sales and $11 thousand in net loss from restaurant operations during the current fiscal year-to-date.

Below is a summary of the charges/disbursements that were planned as part of the current fiscal year re-imaging provisions.

                                       Thirteen    Thirty-Nine
                                        Weeks         Weeks
                           Number       Ended         Ended
                          of Units  Dec. 28, 1999  Dec. 28, 1999
(Dollars in thousands)

Beginning Balance                       $  256       $    --

First quarter facility
 action charge                3             --           270
Second quarter facility
 action charge                3             --           200
Third quarter facility
 action charge               19            500           500
                             25            756           970

Planned charges /
 disbursements                            (348)         (562)

Balance at
 December  28,  1999                    $  408        $  408


Through December 28, 1999 the Company has recorded $970 thousand as a provision for fiscal 2000 facility actions. Offsetting these charges was the $780 thousand reversal of previous charges resulting in net charge from facility actions of $190 thousand for the year-to-date.

The Company expects to continue to accrue contracted closure costs, and, if appropriate, impair asset values at the time the decision to close a store is made. These closure decisions under future phases of the Company's asset re-imaging initiative are expected to be made as often as quarterly. For the balance of the 2000 fiscal year, charges for facility actions are expected to be similar to the quarterly charges taken to date but could vary depending upon the number of units impacted by the Company's future strategic decisions.

Skipper's Reserves - Effective March 25, 1996 the Company sold Skipper's Inc. but retained certain assets and liabilities primarily related to the closure of 77 properties in February 1995. The retained assets were recorded at fair value in accordance with SFAS No. 121 and the remaining assets are reflected in assets held for sale. At December 28, 1999, the remaining closure reserve consists largely of future net lease carry costs associated with 20 leased properties with remaining lease obligations and estimated future carry costs associated with two remaining fee simple properties. The average term of these leased properties is 8 1/2 years with the longest obligation being 25 years. Below is a summary of disbursements related to the Company's Skipper's reserve:

                                              Thirty-Nine
                            Thirteen Weeks       Weeks
                                Ended Ended
                            Dec. 28, 1999    Dec. 28, 1999
(Dollars in thousands)

Beginning balance              $ 3,217          $ 3,428
Planned charges /
 disbursements                     (68)            (279)

Balance at
 December 28, 1999             $ 3,149          $ 3,149


Activity with respect to unit count during the quarter is set forth in the table below:




              FISCAL 2000 THIRD QUARTER UNIT ACTIVITY

                             Developed/
                   Beginning  Reopened  Closed  Acquired  Ending

  Restaurant          621        11      (16)      --      616
  Delivery            176         1       (8)      --      169

  Total               797        12      (24)      --      785


              FISCAL 2000 YEAR TO-DATE UNIT ACTIVITY

                             Developed/
                   Beginning  Reopened  Closed  Acquired  Ending

  Restaurant          573        25      (34)      52      616
  Delivery            162         9      (20)      18      169

  Total               735        34      (54)      70      785


Results of Operations - The "operations summaries" set forth an overview of revenue and operating expenses as a percent of revenue for the thirteen and thirty-nine weeks ended December 28, 1999 and December 29, 1998 (dollars in thousands) for each concept operated by the Company. Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, franchise fees, and insurance among other costs directly associated with operating a restaurant facility.


                       PIZZA HUT OPERATIONS
                            (Unaudited)

                               Thirteen           Thirty-Nine
                              Weeks Ended         Weeks Ended
                        Dec. 28, 1999
                                 Dec. 29, 1998
                                             Dec. 28, 1999
                                                     Dec. 29, 1998
Revenue
Restaurant Sales         $ 88,882   $71,461   $259,779  $215,943
Delivery Sales             25,662    17,968     75,935    54,768
  Total Revenue          $114,544   $89,429   $335,714  $270,711

Restaurant Operating
 Expenses as a
 Percentage of Revenue:

Total Expenses(1)
Cost of Sales               26.3%     28.5%      26.2%     26.8%
Direct Labor                28.5%     27.5%      28.4%     27.7%
Other                       28.5%     28.0%      28.3%     28.0%
  Total Operating
   Expenses                 83.3%     84.0%      82.9%     82.5%
Income from
 Restaurant Operations      16.7%     16.0%      17.1%     17.5%

Restaurant Expenses (2)
Cost of Sales               26.4%     28.6%       26.3%     26.9%
Direct Labor                27.6%     26.4%       27.3%     26.5%
Other                       29.8%     29.0%       29.5%     28.9%
  Total Operating Expense   83.8%     84.0%       83.1%     82.3%
Restaurant Based Income     16.2%     16.0%       16.9%     17.7%

Delivery Expenses (3)
Cost of Sales               25.8%     27.9%       25.9%     26.3%
Direct Labor                31.6%     31.8%       32.0%     32.2%
Other                       24.3%     24.1%       24.5%     24.8%
  Total Operating Expense   81.7%     83.8%       82.4%     83.3%
Delivery Based Income       18.3%     16.2%       17.6%     16.7%

(1)As a percent of total revenue
(2)As a percent of restaurant sales
(3)As a percent of delivery sales


Comparison of Pizza Hut Operating Results for the Thirteen and
Thirty-Nine Weeks Ended December 28, 1999 with the Thirteen and
Thirty-Nine Weeks Ended December 29, 1998

Revenue from the Company's Pizza Hut operations was $114.5 million during the quarter, which was $25.1 million or 28.1% above the $89.4 million reported in the same period last year. For the year-to-date, revenue was $335.7 million for an increase of $65 million or 24% over the $270.7 million reported last year. The increase in revenue for the quarter and year-to-date was largely due to the revenue contributed by the 169 units acquired in calendar 1999. These units recorded revenue of $25.2 million during the quarter and $63.9 million for the year-to-date. Comparable store sales increased 3.4% for the quarter driven by the success of the Stuffed Crust Pizza promotion and the favorable effects of the Company's asset re-imaging plan. Comparable store sales increased 3.8% for the year-to-date, which was largely driven by the continued success of the Big New Yorker Pizza that was introduced in January 1999 and the favorable effects of the Company's asset re-imaging plan. Acquired unit sales combined with the comparable store sales improvement more than offset the impact of store closure activity for the quarter and year-to-date. Sales growth in re-imaged stores has contributed 1.5% to comparable store sales growth for the quarter and 1.2% for the year-to-date.

The Company's delivery units generated comparable store sales growth of 4.4% for the quarter and 4.9% for the year-to-date while the Company's restaurant units generated comparable store sales growth of 3.2% for the quarter and 3.3% for the year-to-date. The Company's restaurant units are the primary beneficiaries of the Company's asset re-imaging plan; accordingly, the sales growth in these units includes the previously mentioned positive impact of this program. Comparable store sales improvement for the quarter was attributable to the success of Stuffed Crust Pizza promotion and the favorable effects of the Company's asset re-imaging plan. Pizza Hut began promoting Stuffed Crust Pizza on November 1, 1999. The product mixed at approximately 15% of the Company's net pizza sales during the national promotion period which ran through December 19, 1999 in most of the Company's markets. For the quarter, this product mixed at approximately 11% which is consistent with the mix experienced during the same quarter of the prior year. During the Stuffed Crust Pizza promotional period, the Big New Yorker Pizza declined, as expected, to approximately 5% of the Company's net pizza sales. Comparable store sales improvement for the year-to-date was primarily due to the success of the Big
New Yorker Pizza, which represented approximately 11% of the Company's net pizza sales during the year-to-date.

Cost of sales as a percent of revenue decreased 220 basis points for the quarter compared to the same quarter of the prior year. This improvement was primarily attributable to a decline in cheese costs of approximately 22% over the prior year's unusually high levels and reduced distribution costs (related to a distribution contract entered into in January 1999) which was partially offset by an increase of 16% in meat ingredient cost over the prior year. For the year-to-date, cost of sales as a percent of revenue decreased 60 basis points compared to the same period of the prior year. The reduced distribution costs for the year-to-date and a year-to-date decline in cheese costs of approximately 5.4% have more than offset higher food costs associated with the Big New Yorker Pizza, increased paper costs associated with the Star Wars promotion earlier in the year and certain increases in other ingredients. (See Effects of Inflation and Other Matters for additional information on cheese and other ingredient costs.)

Direct labor as a percent of revenue increased 100 basis points for the quarter and 70 basis points for the year-to-date compared to the same periods of the prior year. During the quarter, lower labor productivity attributable to lower than anticipated unit volumes (November 1999), re-imaged store openings and continued wage inflation (primarily in metro markets) caused labor to increase over the prior year. For the year-to-date, direct labor was negatively impacted by inefficiencies and training costs associated with the 99-unit and 70-unit acquisitions as well as increased staffing levels and training related to the Star Wars promotion to meet anticipated demand. (See Effects of Inflation and Other Matters for additional information on labor costs.)

Other operating expense as a percent of revenue increased 50 and 30 basis points for the quarter and year-to-date, respectively, compared to the same periods last year. The increase for the quarter and year-to-date was largely due to an increase in the effective royalty rate of approximately 50 basis points for the quarter and approximately 40 basis points for the year-to-date (due to the 6.5% royalty rate on the 99-unit and 70-unit acquisitions). The effect of this royalty rate structure is expected to increase total other operating expenses by 45 to 55 basis points over fiscal 1999 levels during the balance of the year and will primarily be reflected in the Company's restaurant units, while the Company's delivery units will not be impacted.


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

                      TONY ROMA'S OPERATIONS
                            (Unaudited)
                      (dollars in thousands)

                                    Thirteen Weeks Ended
                                       June 30, 1998
  Revenue:
  Restaurant Sales                       $22,513
  Franchise Revenue                        2,114
     Total Revenue                       $24,627

  Restaurant Operating Expenses
  as a Percentage of Sales:

  Cost of Sales                            34.8%
  Direct Labor                             30.2%
  Other                                    23.5%
  Total Operating Expenses                 88.5%
  Restaurant Based Income                  11.5%
  Income from System Operations (1)        19.1%

(1)Net franchise revenue and restaurant based income as a percent of total revenue.


General, Administrative and Other Items

General and administrative expenses, as a percent of revenue, declined 30 and 40 basis points for the quarter and year-to-date, respectively, compared to the same periods of the prior year due to the increased leverage associated with higher aggregate sales volume and positive comparable store sales growth. On a nominal dollar basis, for the year-to-date, the required field infrastructure additions to support the calendar 1999 acquisitions more than offset the decline in these costs associated with the recapitalization of Romacorp.

Depreciation, amortization and pre-opening costs increased $694 thousand or 33.5% and $1,271 thousand or 19.1% for the quarter and year-to-date, respectively, compared to the same periods of the prior year. The increase for the quarter and year-to-date was due to an increase in smallwares amortization, an increase in pre-opening cost (due to re-imaging plan activity) and an increase in franchise rights amortization associated with the acquisitions. The increase for the year-to-date was partially offset by a reduction in amortization expense as a result of the recapitalization of Romacorp. Pre-opening costs in the Company's Pizza Hut operations of $184 thousand and $479 thousand were incurred during the quarter and year-to-date, respectively, compared to $61 thousand and $162 thousand recorded in the same periods of the prior year.

See the Facility Actions and Closure Reserve section of this report for discussions relating to the quarter and year-to-date facility action charges.

Interest charges for the quarter were $925 thousand or 45.6% higher than the same period of the prior year primarily due to an increase in borrowings to fund the calendar 1999 acquisitions. Interest charges for the year-to-date were $268 thousand or 3.4% higher than the same period of the prior year. For the year-to-date, despite increased borrowings associated with acquisitions, average outstanding borrowings were not significantly higher than the prior year as the proceeds from the Romacorp recapitalization reduced debt at the end of the last year's first quarter.

Miscellaneous income was $8 thousand and $991 thousand for the quarter and year-to-date, respectively, compared to $401 thousand and $1.1 million reported in the same periods of the prior year. Income recorded in the prior year periods and the current year-to-date consist mainly of gains on sale or disposition of assets.

Net income for the quarter was $4.7 million compared to $3.9 million recorded in the same period of the prior year. For the year-to-date, net income was $16.6 million compared to $41.7 million reported last year. Net income for the prior year-to-date included a gain from the recapitalization of Romacorp of $39.4 million on a pre-tax basis or $26.8 million, net of taxes. Taxes for the year are being provided at an effective rate of 35% compared to last year's effective rate of 33%. The prior year effective tax rate would have been 35%, but was reduced due to the weighted-average effect of a lower tax rate associated with the Romacorp recapitalization gain.

For the quarter, net income before net facility action charges was $5,059,000 or $.21 per diluted share compared to $3,889,000 or $.16 per diluted share last year. Year-to-date net income before net facility action charges and the cumulative effect of a change in accounting principle was $16,795,000 or $.68 per diluted share compared to $14,933,000 or $.60 per diluted share last year (excluding the after tax gain of $26.8 million from the recapitalization of Romacorp).

Components of diluted earnings per share were as follows:

                               Thirteen           Thirty-Nine
                              Weeks Ended         Weeks Ended
                        Dec. 28, 1999
                                 Dec. 29, 1998
                                             Dec. 28, 1999
                                                     Dec. 29, 1998
Net income before
 Cumulative effect of
 change in accounting
 principle, facility
 action charges,
 net of tax, and gain
 on recapitalization
 of Romacorp, net
 of tax                 $   .21    $  .16    $    .68    $   .60

Gain on
 Recapitalization
 of Romacorp,
 net of tax                  --        --          --       1.07

Change in accounting
 principle                   --        --          --         --

Facility action charges,
 net of tax                (.02)       --        (.01)        --

Earnings per share -
 diluted                $   .19    $  .16     $   .67    $  1.67


Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $35.8 million for the thirty-nine weeks ended December 28, 1999 compared to the $19 million reported in the prior year. During the current year-to-date, cash from operations was positively impacted by the 169 stores acquired in calendar 1999. These stores, like the Company, operate with a working capital deficit. Offsetting this positive impact to cash flows was the exclusion of cash provided by operations from Romacorp which were included through the first quarter of fiscal 1999.

Restaurant development, start-up technology investments in acquired stores and normal recurring capital expenditures resulted in $29.7 million of total capital expenditures for the thirty-nine weeks ended December 28, 1999 compared to $13.7 million of total capital expenditures for the same period of the prior year. The increase was largely due to new store development associated with the Company's asset re-imaging program.

The Company anticipates cash flow from operations, and capacity under its existing line of credit will be sufficient to fund continuing expansion, acquisitions and improvements and to service debt obligations.

In addition to cash provided by operations, the Company has a $200 million unsecured line of credit through May 2001. At December 28, 1999 the Company had $90.5 million in unused borrowing capacity under this agreement. The Company's debt facilities contain restrictions on additional borrowing and dividend payments as well as requirements to maintain various financial ratios and a minimum net worth. Retained earnings of $36.5 million was available for the payment of dividends at December 28, 1999 under existing debt covenants. Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers, produces a working capital deficit, which is consistent with past experience.

On December 13, 1999 the Board of Directors increased the number of shares authorized for re-purchase by 1.5 million shares. During the thirteen weeks ended December 28, 1999 the Company purchased 1,914,800 shares and at December 28, 1999 460,400 shares remained authorized for re-purchase.

During the thirty-nine weeks ended December 28, 1999 the Company made all scheduled principal and interest payments.

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

The state of Oregon increased the state minimum wage rate from $6.00 per hour to $6.50 per hour effective January 1, 1999. The state of Delaware increased the state minimum wage rate from $5.15 per hour to $5.65 per hour effective May 1, 1999 and will increase the rate to $6.15 per hour effective October 1, 2000. The state of Washington increased the state minimum wage rate from $5.15 per hour to $5.65 per hour effective January 1, 1999 and increased the rate to $6.50 per hour effective January 1, 2000. The Company currently operates 23, 10 and 5 Pizza Hut units in Oregon,
Delaware and Washington, respectively. The impact of these increases on consolidated labor costs is not expected to be significant.

Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Significant changes in the price of cheese have an impact on the Company's food cost as a percent of revenue.

During the quarter cheese prices were approximately 22% lower than the unusually high costs incurred during the comparable period of the prior year when cheese prices increased over 30%. Based upon available forecasts, management expects cheese costs for the fourth quarter of fiscal 2000 to be approximately 15% to 20% lower than costs experienced during the prior year.

Increases in interest rates would directly affect the Company's financial results. At December 28, 1999 approximately 41% of the Company's borrowings were under long-term fixed rate agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates.

Year 2000 Compliance

The Company evaluated and modified its computer systems and applications for Year 2000 issues. The final phase of a four-phase readiness program was completed as scheduled in December 1998. This plan included all development and testing of internally developed systems and certification of vendor provided equipment
and   systems.  The  Company  completed  all  identified  hardware replacements to insure Year 2000 readiness of these systems. Throughout 1999 the Company tested both the existing and newly developed or installed systems and evaluated any potential issues. This plan addressed all of the Company's significant computer systems including the Point-of-Sale ("POS"), its proprietary "back-office" system, and its financial reporting system, which includes sub-modules for various applications such as payroll and accounts payable. The Company also reviewed non-information technology equipment and determined minimal upgrades or replacements were necessary. To date, the Company has not experienced any Year 2000 problems with computer systems or non-information technology equipment.

Additionally, the Company evaluated third-party vendors for Year 2000 readiness. The Company completed an inventory of its large suppliers and banks and mailed letters requesting information on their Year 2000 status. Responses received to date have not identified any suppliers or banks considered high risk. To date, the Company has not experienced any third-party issues related to Year 2000 readiness.

Costs incurred to date associated with Year 2000 readiness have not been material to the Company's financial position or results of operations.

Given the Company's best efforts and execution of remediation, replacement and testing, it is still possible that there will be disruptions and unexpected business problems during the early months of calendar 2000. The Company made diligent, reasonable efforts to assess Year 2000 readiness and developed contingency plans for business critical systems prior to the end of calendar
1999. However, no contingency plans were developed for the availability of key public services and utilities. The Company is heavily dependant on the continued normal operations of not only key suppliers of cheese and other raw materials and major food and supplies distributor, but also on other entities such as lending, depository and disbursement banks and third party administrators of benefit plans. Despite the Company's diligent preparation, unanticipated third-party failures, general public infrastructure failures, or failure to successfully conclude remediation efforts as planned could have a material adverse impact on the results of operations, financial condition or cash flows in 2000 and beyond. Lack of publicly available hard currency or credit card processing capability supporting the retail sales stream could also have a material adverse impact on the results of operations, financial condition or cash flows. The Company's Year 2000 project has minimized the Company's level of uncertainty about Year 2000 problems and, in particular, about the Year 2000 readiness of its material external agents. The Company does not anticipate any interruptions of normal operations in the future related to Year 2000.


Forward Looking Comments

The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties. Forward looking statements can often be identified by the use of forward looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates," or "anticipates," variations of these words or similar expressions. Among the factors that could cause actual results to be materially different from those described in the forward looking statements are the following: consumer demand and market acceptance risk; the effectiveness of franchisor advertising programs, and the overall success of the Company's franchisor; the integration and assimilation of acquired restaurants; training and retention of skilled management and other restaurant personnel; federal or state minimum wage increases; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, the cost of commodities and other food products, the availability of raw product and ingredients and distribution of products, labor shortages and costs and other risks detailed in the Company's Securities and Exchange Commission filings. Forward-looking statements are not guarantees of future performance or results.


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

                              NPC INTERNATIONAL, INC.
                              (Registrant)


DATE: January 26, 2000
                              Troy D. Cook
                              Senior Vice President Finance
                              Chief Financial Officer
                              (Duly Authorized Officer and
                              Principal Financial Officer)