Form 10-K
period 2000-03-28
NPC INTERNATIONAL INC
filed 2000-05-26
CIK 748714

FINANCIAL HIGHLIGHTS
                                  Fiscal Year Ended
                          March 28,     March 30,    March 31,
(Dollars in thousands,      2000          1999        1998 1
except per share data)

FOR THE YEAR:
Revenue                   $455,624    $401,159      $455,297
Operating income
  before facility
  action charges           46,176       41,626        45,122
Net facility action
  charges and
  Impairment and
  loss provision              530           --        14,100
Operating income           45,646       41,626        31,022
Income before
  recapitalization
  gain                     32,259       32,538        15,893
Recapitalization gain          --       39,400            --
Income before income
  taxes                    35,259       71,938        15,893
Income before
  cumulative effect of
  change in accounting
  principle                22,919       47,946        10,330
Earnings per share-
  diluted before
  cumulative effect of
  change in
  accounting principle        .95         1.92           .41

PERFORMANCE MEASURES:
(excluding cumulative effect of change in accounting principle, facility actions charges and recapitalization gain)

Earnings per share-
  diluted                $    .96    $     .85     $     .78
Operating income as
  a percent of revenue      10.1%        10.4%          9.9%
Income before income
  taxes as a percent of
  revenue                    7.9%         8.1%          6.6%
Net income as a percent
  of revenue                 5.1%         5.3%          4.3%
Return on average
  stockholders' equity      14.9%        16.3%         19.2%
Return on average assets     6.3%         5.8%          6.1%


                                  Fiscal Year Ended
                          March 28      March 30,    March 31,
(Dollars in thousands)      2000         1999         1998

AT YEAR-END:
Total assets            $ 395,555    $ 344,083     $ 382,492
Long-term debt            166,900      123,500       204,033
Stockholders' equity      158,519      152,988       107,036
Number of Company-
  owned units 2               782          735           725
Number of franchised
  units 3                       -            -           147

1 Fiscal 1998 contained 53 weeks of operation.
2 Fiscal 1998 includes 45 Company-owned Tony Roma units.
3 Tony Roma franchised units.


To Our Stockholders,

       Our fiscal 2000 was the best year ever, both for the Company and the Pizza Hut brand. As we anticipated last year, fiscal 2000 was marked by continued brand evolution with the unparalleled success of the Big New Yorker Pizza. It was also a year in which we made significant strides in strengthening our foundation with the execution of our asset re-imaging program and the acquisition of additional Pizza Hut restaurants. We remain confident in our strategy to increase stockholder value through our commitment to operational excellence and growth through acquisitions and asset re-imaging.

Strengthening the Brand

       We began the year the same way we ended fiscal 1999; promoting the Big New Yorker Pizza. This pizza is strategically targeted to meet the needs of the heavy user. The heavy pizza user is a key consumer in capturing and retaining market share in the pizza segment as this consumer represents 23% of the pizza user population but consumes 60% of the pizzas sold in America today. After experiencing the effects of the launch of this product at its $9.99 one-top price point, some of our competitors said we couldn't or wouldn't maintain the introductory price point. Well they were right_we lowered the price point to $8.99 for a cheese pizza during the value conscious months of August and September and drove this pizza even deeper into the value conscious heavy user category. We continued our onslaught on this category with the return of the Stuffed Crust Pizza with a Sony PlayStation tie-in in November and December with Crash Bandicoot continuing his crazy antics while reminding America to eat the pizza backwards.

       We closed our fiscal year with the daunting task of rolling-over the very successful launch of the Big New Yorker Pizza from the prior year when it generated comparable store sales growth of 10.5%. This task was a tremendous test for the brand and our Company and we passed it with flying colors posting positive comparable sales during the quarter. Our ability to maintain positive comparable store sales while rolling over the strong results generated by the Big New Yorker Pizza contrasts nicely with the "boom-splat" phenomenon experienced during prior product launches such as Stuffed Crust Pizza and the BIGFOOT Pizza. These product introductions were marked by large sales gains during the launch period that we could not maintain during the rollover period. Our Big New Yorker rollover results are positive proof that the Pizza Hut brand has gained share due to this new addition to the Company's product arsenal.

       As we indicated in last year's annual report, we were very active in re-imaging our assets during fiscal 2000. This program is vitally important to the future strength of our brand and our Company. With many of our assets 15 to 20 years old, it is imperative that we change our assets to meet the times. We are pleased with the results of this initiative with our re-imaged dine-in assets consistently realizing sales gains in excess of 30%. Since we began this program two years ago, we have re-imaged approximately 10% of our assets and we expect to have all of the existing assets requiring re-imaging complete in about eight years. Rebuilding our foundation with inviting new assets will strengthen the brand in our markets and position the Company to capture additional market share.

Acquisitions

       We ended fiscal 1999 with the acquisition of 99 units from Pizza Hut, Inc. ("PHI") located largely in our core southeastern markets on February 4th for $31 million. Shortly thereafter in July of 1999 we acquired 70 units also located in the southeast from PHI for $34 million completing our fiscal 2000 acquisition activity. We experienced significant margin improvement in both of these acquisitions during fiscal 2000 exceeding our first year margin targets by a noticeable amount. With these acquisitions performing ahead of schedule, we entered into a letter of intent in May 2000 to acquire another 64 units from PHI located principally in Iowa. This transaction is expected to close late in our first quarter of fiscal 2001. We expect to remain active in the pursuit of acquisition opportunities during fiscal 2001 targeting an additional 100 units.

Fiscal Review

       During the fiscal year ended March 28, 2000 Pizza Hut revenue was $456 million, an increase of 21% over the prior fiscal year. Consolidated revenue increased by the lesser amount of 14% from the prior year due to the loss of revenue from Romacorp which was recapitalized during the prior fiscal year at the end of our first fiscal quarter. This growth in revenue was due to the acquisition of 169 units mentioned earlier and comparable store sales growth of 2.9%. Comparable store sales growth was achieved on the strength of the success of the Big New Yorker Pizza and growth in re-imaged assets which contributed 1.5% to the comparable store sales growth achieved during the fiscal year.

       Our Pizza Hut restaurant margins were 17.5% compared to 17.7% last year. We were pleased with this performance considering our acquisition of 169 units with a significantly lower pre-acquisition margin structure and 2.5% higher franchise fees than our core stores. This stable performance combined with increased revenue propelled the Company to record earnings, before special charges and cumulative effect adjustments, of $23.3 million or $.96 per diluted share compared to $21.1 million or $.85 per diluted share last year, excluding the gain from the recapitalization of Romacorp. Excluding the Romacorp pro forma earnings contribution of $.04 per diluted share to last year's earnings, the Company increased earnings per diluted share by 19% over the prior year. Including special charges and the cumulative effect adjustment, earnings were $22.8 million or $.94 per diluted share during fiscal 2000.

A Few Words About Our Future

       We eagerly look forward to fiscal 2001. The Pizza Hut brand is experiencing a major resurgence, clearly demonstrating that it is the dominant brand in the pizza industry. With great marketing, even more product excitement and the continued rollout of our re-imaged assets we are clearly in position to make great strides during fiscal 2001. We continuously talk in our Company about our employees, customers, communities and stockholders. Each group, while somewhat different in need, actually all come together to make NPC great-our employees whose passion for serving our customers is unsurpassed; our customers who honor us by making Pizza Hut their first choice for pizza; our communities which allow us to be a part of their lives; and finally our stockholders who put their trust and faith in us. Our teams are ready and focused upon making fiscal 2001 a great year for NPC, our stockholders and the Pizza Hut brand.



                                        O. Gene Bicknell
                                        Chairman and CEO



                                        James K. Schwartz
                                        President and COO



                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                             FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 28, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________  to

                  Commission File Number 0-13007

                      NPC INTERNATIONAL, INC.
      (Exact name of registrant as specified in its charter)

          Kansas                      48-0817298
 (State of Incorporation) (IRS Employer Identification Number)
                        720 W. 20th Street
                        Pittsburg, KS 66762
             (Address of principal executive offices)

                          (316) 231-3390
       (Registrant's telephone number, including area code)

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

   The aggregate market value of stock held by non-affiliates of the registrant as of May 17,2000 was, Common Stock, $0.01 par value - $73,802,979

   The number of shares outstanding of each of the registrant's classes of common stock as of May 17, 2000 was Common Stock, $0.01 par value - 22,408,905

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders'
Meeting to be held July 11, 2000 are incorporated by reference in
Part III, Items 10 - 13.


                      NPC INTERNATIONAL, INC.


                         TABLE OF CONTENTS




                              PART I

ITEM                                                      PAGE

1.     Business                                            5
2.     Properties                                          10
3.     Legal Proceedings                                   11
4.     Submission of Matters to a Vote of Security Holders 11
4A.    Executive Officers of the Registrant                11


                              PART II

5.     Market for Registrant's Common Stock and
       Related Stockholder Matters                         12
6.     Selected Financial Data                             13
7.     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                 14
7A.    Quantitative and Qualitative Disclosures
       About Market Risk                                   20
8.     Financial Statements and Supplementary Data         20
9.     Changes in and Disagreements with
       Accountants on Accounting and Financial Disclosure  35


                             PART III

10.    Directors and Executive Officers of the Registrant  36
11.    Executive Compensation                              36
12.    Security Ownership of Certain Beneficial
       Owners and Management                               36
13.    Certain Relationships and Related Transactions      36


                                PART IV

14.    Exhibits, Financial Statement Schedules and
       Reports on Form 8-K                                 36



                      NPC INTERNATIONAL, INC.
                         Pittsburg, Kansas

        Annual Report to Securities and Exchange Commission
                          March 28, 2000

                              PART I

ITEM 1.BUSINESS

GENERAL

       The Company. NPC International, Inc. and Subsidiaries (the "Company" or "Registrant"), formerly National Pizza Company, is the successor to certain Pizza Hut operations commenced in 1962 by
O. Gene Bicknell, the Chairman of the Board of the Company.

       At March 28, 2000 the Company operated 615 Pizza Hut restaurants and 167 delivery units in 26 states pursuant to franchise agreements with Pizza Hut, Inc. ("PHI"), a wholly-owned subsidiary of Tricon Global Restaurants, Inc. ("TRICON").

       On February 4, 1999 the Company acquired 99 units from PHI and on July 22, 1999 the Company acquired an additional 70 units from PHI. Acquisition of Pizza Hut restaurants has been the primary factor in the Company's growth over the last four years with the Company acquiring 482 Pizza Hut restaurants over the last four fiscal years. On May 3, 2000 the Company signed a letter of intent with PHI to acquire 64 Pizza Hut restaurants located primarily in Iowa. This transaction is expected to be completed in June 2000.

       On June 8, 1993 the Company completed the acquisition of Romacorp, Inc. ("Romacorp") (formerly NRH Corporation). Romacorp is the operator and franchisor of Tony Roma's Famous For Ribsr restaurants. Effective June 30, 1998 the Company completed the recapitalization of Romacorp. Romacorp redeemed stock held by the Company so that the Company held a minority interest in Romacorp. Following the transaction, Romacorp changed its name to Roma Restaurant Holdings, Inc. ("RRH").

       The Company is a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984 the name of the Company was changed to National Pizza Company and was subsequently renamed NPC International, Inc. on July 12, 1994. Its principal office is located at 720 W. 20th Street, Pittsburg, Kansas and its telephone number is (316) 231-3390.

PIZZA HUT OPERATIONS

       Pizza Hut Restaurant System. The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas by the original founders of the Pizza Hut system. PHI, the franchisor of the Company, was formed in 1959.

       In 1977 PHI was acquired by PepsiCo, Inc., which continued expanding the Pizza Hut system. In 1997 PepsiCo, Inc. completed its spin-off of its restaurant group. PHI is now a wholly-owned subsidiary of TRICON. The Pizza Hut system is the largest pizza chain in the world, both in sales and number of units. As of December 1999 the Pizza Hut system had approximately 6,800 domestic units (excluding licensed units) and approximately 35% of the Pizza Hut units were operated by PHI.

       Pizza Hut restaurants generally offer full table service and a menu featuring pizza, pasta, sandwiches, a salad bar, soft drinks and, in most restaurants, beer. Most dough products are made fresh at least twice per day and only 100% natural cheese products are used. All product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. The restaurants offer pizza in three sizes with a variety of toppings. Customers may also choose among thin crust, traditional hand-tossed, stuffed-crust and thick crust pan pizza. Additionally Pizza Hut serves the Big New Yorker Pizza, a 16" traditional crust pizza. With the exception of the Personal
Pan Pizza and food served at the luncheon buffet, food products are prepared at the time of order.

       Pizza sales account for approximately 85% of the Company's Pizza Hut operations revenues. Sales of alcoholic beverages are less than 1% of net sales.

       New product introduction is vital to the continued success of any restaurant system and PHI maintains a research and development department which develops new products and recipes, tests new procedures and equipment and approves suppliers for Pizza Hut products. All new products are developed by PHI and franchisees are prohibited from offering any other products in their restaurants unless approved by PHI.

       Pizza Hut also delivers pizza products to their customers. Prior to 1985, most delivery was done out of existing restaurants. In 1985, the system began to aggressively pursue home delivery through delivery/carryout kitchens. Customer orders are processed through a computerized customer service center ("CSC"), a "single unit solution" ("SUS") (a computer system similar to that operated in a CSC, but smaller in scale), or directly to the kitchen.

       A successful delivery operation typically has a higher return on invested capital than the Company's restaurants as the required capital investment is considerably lower.

       The Company's Pizza Hut Operations. The Company is the largest Pizza Hut franchisee in the world. The franchise agreements, under which the Company operates, grant exclusive right to operate Pizza Hut restaurants in certain designated areas. States of operation are indicated in the following table based on unit count by state.

                                      Company-owned
                                      Pizza Huts at
                        State         March 28, 2000
                     Alabama               106
                     Arizona                 1
                     Arkansas               63
                     Colorado                7
                     Delaware                9
                     Florida                40
                     Georgia                51
                     Illinois               32
                     Indiana                13
                     Kansas                 18
                     Kentucky               28
                     Louisiana              35
                     Minnesota               8
                     Mississippi           110
                     Missouri               28
                     North Carolina         46
                     North Dakota           18
                     Nevada                  4
                     Oklahoma               25
                     Oregon                 23
                     South Carolina         10
                     South Dakota           26
                     Tennessee              50
                     Texas                  22
                     Utah                    5
                     Washington              4
                     Company Total         782


       The Company provides delivery service utilizing a CSC operation in ten metropolitan markets: Springfield, Missouri; Montgomery and Birmingham, Alabama; Shreveport, Louisiana; Jackson and Long Beach, Mississippi; Little Rock, Arkansas; Tulsa, Oklahoma; Portland, Oregon and Memphis, Tennessee. Under the CSC system, all customers within the trade area place telephone orders through a single clearing number and the pizza is dispatched from the Company's delivery kitchen nearest the customer. Customers in other markets call the restaurant delivery kitchens directly.

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

       PHI determines standards of operation for all Pizza Hut restaurants,including standards of quality, cleanliness and ser-vice. Further, the Franchise Agreements allow the franchisor to to set specifications for all furnishings, interior and exterior decor, supplies, fixtures and equipment (see "Business - Supplies and Equipment."). PHI also has the right to determine and change the menu items offered by and to inspect all restaurants of its franchisees, including the Company. All such standards may be revised from time to time. Upon the failure to comply with such standards, PHI has various rights, including the right to terminate the applicable Franchise Agreements, redefine the franchise territory or terminate the Company's rights to establish additional restaurants in that franchise territory. The Franchise Agreements may also be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company or the commission by the Company or any of its officers, directors or principal stockholders (other than its public stockholders) of a felony or other crime that, in the sole judgment of PHI is reasonably likely to adversely affect the Pizza Hut system, its trademark, the goodwill associated therewith or PHI's interest therein. At no time during the Company's history has PHI sought to terminate any of the Company's Franchise Agreements, redefine its franchise territories or otherwise limit the Company's franchise rights. The Company believes it is in compliance with all material provisions of the Franchise Agreements.

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

       In early 1990 PHI offered franchisees the opportunity to sign a new 20-year franchise agreement (the "1990 Franchise Agreement"). The 1990 Franchise Agreement required franchise fees of 4% of sales, as defined, for all restaurants and delivery kitchens and increases in certain advertising contributions. The 1990 Franchise Agreement also sought to redefine certain rights and obligations of the franchisee and franchisor. The 1990
Franchise Agreement did not alter the franchisee's territorial rights and maintained, subject to some minor limitations, the exclusivity of the Pizza Hut brand within the geographical limits of the territory defined by each franchise agreement. On June 7, 1994 the Company conformed its existing Franchise Agreements to the 1990 Franchise Agreement.

       The 1990 Franchise Agreement grants to the Company the exclusive right to develop and operate restaurants within designated geographic areas through February 28, 2010. The Company has the option to renew each Franchise Agreement prior to its expiration for a single renewal term of 15 years by entering into the then-current form of the PHI franchise agreement, including the then-current fee schedules, provided the Company is not then in default of its obligations under that Franchise Agreement, including the development schedule and has complied with the requirements thereof throughout the term of the agreement.

       The Franchise Agreements under which the Company operates require the payment of monthly fees to PHI. Under the 1990 Franchise Agreement (as it applies to the Company), the Company's royalty payments for all units owned increased to 4% of gross sales in July 1996 from the Company's prior effective rate of approximately 2.25%. This rate reflects the royalty rate which was proposed by PHI to Pizza Hut franchisees as part of the 1990 Franchise Agreement and is lower than the rate under PHI's current franchise agreement.

        Franchise agreements covering units acquired from PHI operate under the new franchise agreement ("Location Franchise Agreement") which has a 20-year term from the date of the acquisition. The Company has the option to renew each Franchise Agreement prior to its expiration for a single renewal term of 15 years by entering into the then-current agreement and fee schedules, provided the Company is not then in default of its obligations under that franchise agreement, including the
development   schedule,  if  any,  and  has  complied   with   the
requirements thereof throughout the term of the agreement. The franchise agreement, as amended, is similar to the 1990 agreement for all acquisitions completed prior to fiscal 1999.

       The Location Franchise Agreement, as amended, for the 99 units acquired in fiscal 1999 and the 70 units acquired in fiscal 2000, requires fees of 6.5% of gross sales, as defined. The Agreement has a 500 yard radius protection for each restaurant operated under the agreement and does not contain exclusive territorial rights as are available in the Company's other Franchise Agreements.

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

       The Company can obtain a new 20-year franchise agreement ("1998 Location Franchise Agreement") with a fee requirement of 4.0% of gross sales, as defined, upon completing a qualified rebuild or remodel of a dine-in restaurant. This agreement provides a one mile radius protection for personal pan pizzas and a larger variable radius protection for dinner size pizzas based upon the surrounding population. This agreement can be renewed for a term of not less than 15 years without any renewal fee and continuing fees of 4.0% of gross sales, as defined, if the Company is not in default under the agreement and the Company has made an approved investment, as defined, in the location. Excluding the reduced fee requirement, a different radius protection and renewal provisions, the 1998 Location Franchise Agreement, as amended, is similar to the Location Franchise agreement governing the aforementioned 99-unit and 70-unit acquisitions.

       Pizza Huts acquired from other franchisees will continue to be subject to the terms and conditions of the respective Franchise Agreement covering the acquired unit(s).

       For the fiscal years ended March 28, 2000, March 30, 1999 and March 31, 1998 the Company incurred total franchise fees of approximately $20,420,000, $15,476,000 and $14,586,000, respectively. The Franchise Agreements require the Company to pay initial franchise fees to PHI in amounts of up to $25,000 for each new restaurant opened. The Company is required to contribute or expend a certain percentage of its sales for local and national advertising and promotion (see "Business - Advertising and Promotion").

       Failure to develop a franchise territory as required would give PHI the right to operate or franchise Pizza Hut restaurants in that territory. Such failure would not affect the Company's rights with respect to the Pizza Hut restaurants then in operation or under development by the Company in any such territory. As of March 28, 2000 the Company had no commitments for future development under any franchise agreement.

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

       The Company has the right to develop additional Pizza Hut restaurants and delivery kitchens in its exclusive franchise territories. However, since becoming a public company, expansion by acquisition has been one of the Company's primary methods of growth. Between 1990 and 1993, PHI exercised its right of first refusal as described above on all proposed transactions between the Company and other Pizza Hut franchisees; as a result the Company acquired no units during this period. Between March, 1994 (when the Company announced its intention to sign a new Franchise Agreement) and March, 2000 the Company acquired a total of 524
Pizza Hut units including 370 from PHI. Effective in 1995, PHI changed its strategy to embrace refranchising and TRICON has stated its goal of selling down to approximately 20% to 25% of the Pizza Hut system. PHI nevertheless retains the right of first refusal on any proposed acquisition in the future and the Company cannot be assured it will continue to receive such permission on proposed future acquisitions, if any.

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

       Supplies and Equipment. The Franchise Agreements require the Company to purchase all equipment, supplies and other products and materials required in the operation of its restaurants and delivery kitchens from suppliers who have been approved by PHI. Purchasing is substantially provided by the Unified Foodservice
Purchasing Cooperative to all members who consist of Taco Bell, KFC and Pizza Hut franchisees and the restaurants operated by TRICON. Prior to the PepsiCo, Inc. spin-off of its restaurant division, substantially all distribution services were provided by PepsiCo Food Systems, Inc., which was a wholly-owned subsidiary of PepsiCo, Inc.

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

       On January 31, 2000 AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code. AmeriServe has advised its customers that it intends to prepare and file with the Bankruptcy Court a plan of reorganization in the future. TRICON and another major AmeriServe customer agreed to provide a $150 million interim "debtor in possession" revolving credit facility to AmeriServe. There can be no assurance that this $150 million debt facility will be sufficient to meet AmeriServe's cash requirements. TRICON, the purchasing cooperative for TRICON as well as key representatives of the TRICON Franchise Community are working together to proactively address the bankruptcy situation and develop appropriate contingency plans.

       The Company believes that an alternate distributor or distributors can be obtained to meet the needs of the Company if AmeriServe is no longer able to adequately service its restaurants or if otherwise permitted by the Bankruptcy Court. There can be no assurance, however, that the cost of an alternate distributor or distributors would be at the same rates in which the Company currently pays AmeriServe and there can be no assurance that the process of obtaining an alternate distributor or distributors will not cause disruption of business. As mentioned previously, the Company has a multi-year contract with AmeriServe which is subject to the Bankruptcy Court procedures during the reorganization process.

       As in most bankruptcies involving a primary supplier or distributor, the AmeriServe bankruptcy poses certain risks and uncertainties to the Company. Significant adverse developments in any of these risks or uncertainties could have a material adverse impact on the Company's results of operations, cash flows or financial position.

       Supervision and Control. Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Each of the restaurants has a manager, and in most units, an assistant manager who are responsible for daily operations of the restaurant, including food preparation, quality control, service, maintenance, personnel and record keeping. All of the restaurant managers have completed a comprehensive management training program. Each area general manager is responsible for approximately four to twelve restaurants. Detailed operations manuals reflecting current operations and control procedures are provided to each restaurant and district manager as well as others in the organization. Currently, the Company's Pizza Huts operate in 11 regions ranging from 40 to 90 stores per region. Each region is supervised by a regional manager. Oversight of the 11 regions is provided by three divisional vice presidents who are supported by administrative, marketing, construction and human resource staff..

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

       Accounting is centralized in Pittsburg, Kansas. Additional financial and management controls are maintained at the individual restaurants where inventory, labor and food data are recorded to monitor food usage, food waste, labor costs and other controllable costs.

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

       Employees. At March 28, 2000 the Company's Pizza Hut operations had approximately 15,200 employees, including 218 headquarters and staff personnel, three divisional operational vice presidents, 11 regional managers, 101 area general managers, 1,410 restaurant management employees and approximately 13,500 restaurant employees (of whom approximately 72% are part-time). The Company experiences a high rate of turnover of its part-time employees, which it believes to be normal in the restaurant industry. The Company is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The maintenance and expansion of the Company's restaurant business is dependent on attracting and training competent employees. The Company believes that the restaurant manager plays a significant role in the success of its business. Accordingly, the Company has established bonus plans pursuant to which certain of its supervisory employees may earn cash bonuses based upon both the sales and profits of their restaurants.

       Trade Names, Trademarks and Service Marks. The trade name "Pizza Hut"and all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Pizza Hut system are owned by PHI. All of the foregoing are of material importance to the Company's business and are licensed to the Company under its Franchise Agreements for use with respect to the operation and promotion of the Company's restaurants.

       Seasonality. The Company's Pizza Hut operations have not experienced significant seasonality in its sales; however, sales are largely driven through advertising and promotion and are adversely impacted in economic times that generally negatively impact consumer discretionary income such as back-to-school and holiday seasons.

GOVERNMENT REGULATION

       All of the Company's operations are subject to various federal, state and local laws that affect its business, including laws and regulations relating to health, sanitation, alcoholic beverage control and safety standards. To date, federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, building codes, land use and environmental factors have in the past increased and can be expected in the future to increase the cost of and the time required for opening new restaurants. Difficulties or failures in obtaining required licenses or approvals could delay or prohibit the opening of new restaurants. In some instances the Company may have to obtain zoning variances and land use permits for its new restaurants. The Company believes it is operating in material compliance with all laws and regulations governing its operations.

       The Company is also subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions. A majority of the Company's food service personnel are paid at rates related to the minimum wage and other employment laws and regulations; accordingly, increases in the minimum wage result in higher labor costs.

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

       Effectiveness of Franchisor Advertising Programs and the Overall Success of the Franchisor. The success of the Company is substantially dependent upon the effectiveness of PHI's advertising programs and development of new and successful products and the overall success of Pizza Hut.

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

       Distribution. The Company's restaurants are dependent on frequent replenishment of the food ingredients and paper supplies. Significant interruptions in distribution services or the lack of distribution services could have a material adverse impact on the Company's results of operations, cash flows or financial position. (See "Pizza Hut Operations - Distribution" in this Item 1 relating to status of AmeriServe bankruptcy filing.)

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

ITEM 2.PROPERTIES

PIZZA HUT OPERATIONS

       Pizza Hut restaurants historically have been built according to identification specifications established by PHI relating to exterior style and interior decor. Variation from such specifications is permitted only upon request and if required by local regulations or to take advantage of specific opportunities in a market area.

       The distinctive Pizza Hut red roof is the identifying feature of Pizza Hut restaurants throughout the world. Pizza Hut restaurants are generally freestanding, one-story buildings, with wood, brick or stucco exteriors and are substantially uniform in design and appearance. A new unit type, main path, which has no red roof and has a stucco exterior is targeted for metro markets and has a quick service platform. Property sites range from 25,000 to 45,000 square feet and accommodate parking for 30 to 70 cars. Typically, Pizza Hut restaurants contain from 1,800 to 3,600 square feet including a kitchen area and have seating capacity for 70 to 125 persons.

       The cost of land, building and equipment for a typical Pizza Hut restaurant vary with location, size, construction costs and other factors. The Company currently estimates that the average cost to construct and equip a new restaurant in its existing franchise territories is approximately $650,000 to $800,000, or $800,000 to $1,300,000 including the cost of land acquisition.

       The Company continually renovates and upgrades its existing restaurants. Such improvements generally include new interior and exterior decor and installation of more modern equipment.

       The Company anticipates that the capital investment necessary for each delivery-only kitchen is approximately $100,000 in equipment and $150,000 in leasehold improvements. The cost of a CSC is approximately $150,000 in equipment and improvements.

       The Pizza Hut restaurants and delivery units operated by the Company at March 28, 2000 are owned or leased as follows:

       Leased from unrelated third parties         584
       Land and building owned by the Company      145
       Building owned by the Company and
         land leased                                53
                                                   782

       The amount of rent paid to unrelated persons is determined on a flat rate basis or as a percentage of sales or as a combination of both. Generally the percentage rate is approximately 5% to 6% where both land and buildings are leased. Approximately 447 leases have initial terms which will expire within the next five years. Nearly all of these leases contain provisions allowing for the extension of the lease term. Some leases contain provisions requiring cost of living adjustments.

       The Company leases parking lot space for one Pizza Hut unit from an officer of the Company. The rent is paid monthly at a flat rate.

       The Company owns its principal office in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. Currently the Company leases from third parties office space for its regional offices in Birmingham, AL, Vestavia, AL, Little Rock, AR, Evansville, IN, Lenexa, KS, Shreveport, LA,
Brandon, MS, Springfield, MO, Winston-Salem, NC, Portland, OR, Sioux Falls, SD and Memphis, TN.

PROPERTIES HELD FOR SALE OR LIQUIDATION

       Effective March 25, 1996 the Company sold the stock of the wholly-owned subsidiary Skipper's, Inc. ("Skipper's"), a quick service seafood chain, to a Seattle investment group. In conjunction with the sale of Skipper's, the Company retained 19 fee simple properties that had previously been operated by Skipper's and had been closed prior to the sale. Through March 28, 2000 the Company sold 17 fee simple properties leaving two properties for sale or lease. At March 28, 2000 both fee simple properties were unoccupied.

       In addition to the properties held for sale the Company retained obligations related to 39 properties under operating leases that had previously been operated as Skipper's restaurants. Through March 28, 2000 the Company had bought out of 12 leases and seven leases had expired. At March 28, 2000 the Company remained obligated for 20 properties under operating leases, all of which have been subleased. These 20 leases have an average life of eight years with the longest lease extending approximately 25 years. The Company continues to pursue alternative methods of extinguishing these commitments under favorable economic terms.

       In conjunction with the Company's asset re-imaging strategy (Pizza Huts) the Company has closed six fee simple properties. Through March 28, 2000 the Company had sold three fee simple properties leaving three properties for sale or lease at March 28, 2000. At March 28, 2000 these fee simple properties were unoccupied.

       In addition to the properties held for sale the Company had obligations under operating leases for 22 properties at the beginning of fiscal 2000 and during the year the Company closed 41 additional leased properties. During fiscal 2000 the Company bought out of 17 leases and 29 leases expired. At March 28, 2000 the Company was still obligated for 17 properties under operating leases, five of which had been subleased. The Company continues to market the properties to other potential subtenants while also pursuing alternative methods of extinguishing these commitments under favorable economic terms.

ITEM 3.  LEGAL PROCEEDINGS

       The Company and its subsidiaries are engaged in ordinary and routine litigation incidental to its business, but management does not anticipate that any amounts which it may be required to pay by reason thereof, net of insurance reimbursements, will have a materially adverse effect on the Company's financial position.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 28, 2000.

ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the Company are elected by the Board of Directors and serve until their successors are duly elected and qualified or until their earlier resignation or removal. The executive officers of the Company and their current positions and ages are as follows:


       Name              Position                         Age

       O. Gene Bicknell    Chairman of the Board,
                           Chief Executive
                           Officer and Director             67

       James K. Schwartz   President, Chief Operating
                           Officer and Director             38

       Troy D. Cook        Senior Vice President,
                           Chief Financial Officer,
                           Treasurer and Secretary          37

       D. Blayne Vaughn    Vice President Pizza Hut
                           Operations, Western Division     43

       L. Bruce Sharp      Vice President Pizza Hut
                           Operations, Southern Division    42

       Robert R. Greene    Vice President Pizza Hut
                           Operations, Eastern Division     40

       Frank S. Covvey     Vice President Information
                            Systems                         49

       Linda K. Lierz      Vice President Marketing         31

       Lavonne K. Walbert  Vice President Human Resources   36


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

       Troy D. Cook joined the Company in February 1995 as Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary. During fiscal 1999 he was named Secretary and in March 1999 he was promoted to Senior Vice President. Prior to that he was Vice President, Finance and Chief Operating Officer of Oread Laboratories from 1991 to 1995. Mr. Cook is a certified public accountant.

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

       Robert R. Greene joined the Company in December 1987 as a restaurant manager and in 1989 was promoted to Area General Manager. He was promoted to Regional Manager in 1993 and Vice President of Pizza Hut operations for the Eastern Division in December 1999.

       Frank S. Covvey joined the Company in July 1993 as Vice President Information Systems. Prior to that he was Director of Technology for The Ultimate Corp. from 1989 to 1993.

       Linda K. Lierz joined the Company in January 1998 as Vice President Marketing. Prior to joining the Company she was National Marketing Manager for Captain D's Seafood restaurants.

       Lavonne K. Walbert joined the Company in February 1999 as Vice President Human Resources. Prior to joining the Company she was Director of Human Resources for Western Auto Supply Company.


                              PART II


ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
         STOCKHOLDER MATTERS

       Stock Information - NPC International, Inc.'s common shares are traded on the Nasdaq Stock Market under the symbol "NPCI."

       For the calendar periods indicated, the table below sets forth the range of high and low closing sale prices:

       CALENDAR PERIOD
                                        High      Low

       1998
       First Quarter                    14 3/8    9 5/8
       Second Quarter                   14 3/16   12
       Third Quarter                    12        8 7/8
       Fourth Quarter                   12 5/8    10

       1999
       First Quarter                    17 3/8    10 1/2
       Second Quarter                   18 3/16   14 11/16
       Third Quarter                    16 7/8    10 5/8
       Fourth Quarter                   12 5/8    7 21/32

       2000
       First Quarter                    9 9/32    7 3/8

       NPC International, Inc.'s policy is to retain earnings to fund development and grow the business. The Company does not contemplate payment of cash dividends in future periods.

       As   of   May   18,  2000  there  were  approximately   523
stockholders of record.


ITEM 6.  SELECTED FINANCIAL DATA

                    FIVE-YEAR FINANCIAL SUMMARY

                                   Fiscal Year Ended
(Dollars in       March       March     March     March    March
thousands,         28,         30,        31,      25,      26,
except per         2000       1999      1998 1     1997    1996
share data)

INCOME STATEMENT DATA:
Revenue          $ 455,624 $ 401,159 $ 455,297 $ 295,285 $ 324,986
Cost of sales      117,637   107,821   125,365    80,618    93,977
Direct labor       129,124   111,468   129,133    81,086    87,293
Other operating
  expenses         129,451   110,339   120,272    75,523    83,280
Income from
  restaurant
  operations        79,412    71,531    80,527    58,058    60,436
General and
  administrative
  expenses          22,487    20,983    23,930    17,710    21,084
Depreciation,
  amortization
  and pre-opening
  expenses          10,749     8,922    11,475     6,121     5,648
Operating income
  before impairment
  and loss
  provision,
  recapitalization
  and net facility
  action charges    46,176    41,626    45,122    34,227    33,704
Net facility action
  charges and
  impairment
  and loss
  provision 2          530        --    14,100        --    23,500

Operating income    45,646    41,626    31,022    34,227    10,204

Interest expense   (11,282)  (10,177)  (15,655)   (5,455)   (6,317)
Miscellaneous
  income
  (expense)            895     1,089       526       311      (341)
Income before
  recapitalization
  gain              35,259    32,538    15,893    29,083     3,546

Recapitalization
  Gain 3                --    39,400        --        --        --
Income before
  income taxes      35,259    71,938    15,893    29,083     3,546
Provision for
  income taxes      12,340    23,992     5,563    11,272     1,403
Income before
  cumulative
  effect of change
  in accounting
  principle         22,919    47,946    10,330    17,811     2,143
Cumulative effect
  of change
  in accounting
  principle,
  net of tax          (114)       --        --        --        --
Net income       $  22,805 $  47,946 $  10,330 $  17,811 $   2,143
Earnings per
 share before
 cumulative
 effect of change
 in accounting
 principle:
  Basic               $.96     $1.95      $.42      $.72      $.09
  Diluted             $.95     $1.92      $.41      $.72      $.09
Cash dividend
  per share 4          $--       $--       $--       $--  $.421875


                                  Fiscal Year Ended
(Dollars in       March       March     March     March    March
thousands,         28,         30,        31,      25,      26,
except per         2000       1999      1998 1     1997    1996
share data)

YEAR END DATA:
Working capital
  deficit         $(30,722) $(27,929) $(30,837) $(15,405) $ (1,782)
Total assets       395,555   344,083   382,492   259,907   197,829
Long-term debt     166,900   123,500   204,033   116,777    73,328
Stockholders'
  equity           158,519   152,988   107,036    95,793    77,320
Number of
  Company-owned
  units 5              782       735       725       513       405
Number of
  franchised
  units 5               --        --       147       140       142
Number of
employees           15,200    14,400    16,000    12,000     9,800

1  Fiscal 1998 contained 53 weeks of operation.
2 The 2000 charge relates to facility action charges. The 1998 charge relates to the Pizza Hut re-imaging strategy. The 1996 charge relates to the sale of Skipper's Inc., effective March 1996, and the closure of certain Tony Roma's restaurants.
3 Effective June 30, 1998 the Company completed the Recapitalization of its previously wholly-owned subsidiary, Romacorp. (See Note 6 to Consolidated Financial Statements.)
4 Declared August 8, 1995 related to Class A shares concurrent with the approval of a stock recapitalization plan.
5 Does not include two Tony Roma units operated as joint ventures by the Company through June 30, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The Company is the largest Pizza Hut franchisee in the world. Based on unit count at year-end, the Company's Pizza Hut operations account for approximately 18% of the domestic Pizza Hut franchised units and 12% of the entire Pizza Hut system. The Company operated its Pizza Hut units in 26 states during fiscal 2000.

       The Company, through its wholly-owned subsidiary, Romacorp was also the owner/franchisor of the Tony Roma's concept, from its acquisition in June 1993 through June 30, 1998 when Romacorp was recapitalized. (See Note 6 to Consolidated Financial Statements.)

       Products & Service - Pizza Hut's main product is high quality, innovative and moderately priced pizza. Additionally, the menu contains pasta, sandwiches, salad bar and a luncheon buffet. Pizza Hut provides a buffet with table service for beverages during lunch and full table service for dinner, with delivery and carryout available throughout the day.

       Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. The fiscal years ended March 28, 2000 and March 30, 1999 each contained 52 weeks. The fiscal year ended March 31, 1998 contained 53 weeks.

DEVELOPMENT AND RE-IMAGING

        Activity with respect to unit count during the year is set forth in the table below:


                         FISCAL 2000 ACTIVITY

                 Beginning  Developed Acquired Closed 1 Ending

       Company-Owned

       Pizza Hut
          Restaurant  573      30       52     (40)       615
          Delivery    162      11       18     (24)       167

       Total Pizza
              Hut     735      41       70     (64)       782


       1 Includes units which were relocated, consolidated, converted or scraped and rebuilt and five units closed without replacement.

       See Note 5 to Consolidated Financial Statements for information related to facility actions and re-imaging activity and Note 11 to Consolidated Financial
       Statements for information related to acquisition activity.

RESULTS OF OPERATIONS

       The "operations summaries" set forth an overview of revenue and operating expenses as a percent of revenue for the last three fiscal years for each concept operated by the Company. Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, franchise fees (Pizza Hut only) and insurance among other costs directly associated with operating a restaurant facility.

                   PIZZA HUT OPERATIONS SUMMARY
                      (Dollars in thousands)


                                 Fiscal Year Ended March
                                 2000      1999      1998

       Revenue:
          Restaurant Sales    $354,318   $297,639  $286,631
          Delivery Sales       101,306     78,893    73,776
          Total Revenue       $455,624   $376,532  $360,407

       Restaurant Operating Expenses
          as a Percentage of Revenue:
       Total Expenses: 1
          Cost of Sales          25.8%      26.6%     26.7%
          Direct Labor           28.3%      27.8%     28.4%
          Other                  28.4%      27.9%     27.5%
       Total Operating Expenses  82.5%      82.3%     82.6%
       Restaurant Based Income   17.5%      17.7%     17.4%

       Restaurant Expenses: 2
          Cost of Sales          25.9%      26.7%     26.8%
          Direct Labor           27.3%      26.7%     27.2%
          Other                  29.6%      28.8%     28.1%
       Total Operating Expenses  82.8%      82.2%     82.1%
       Restaurant Based Income   17.2%      17.8%     17.9%

       Delivery Expenses: 3
          Cost of Sales          25.4%      26.0%     26.4%
          Direct Labor           32.1%      32.1%     33.1%
          Other                  24.2%      24.5%     25.4%
       Total Operating Expenses  81.7%      82.6%     84.9%
       Restaurant Based Income   18.3%      17.4%     15.1%

       1 As a percent of total revenue
       2 As a percent of restaurant sales
       3 As a percent of delivery sales


PIZZA HUT RESULTS OF OPERATIONS

       Revenue - Revenue for fiscal 2000 totaled $455.6 million and was $79.1 million or 21% higher than fiscal 1999 revenue of $376.5 million. This growth was largely due to revenue contributed by the 99 units acquired in February 1999 and the 70 units acquired in July 1999. Comparable store sales increased 2.9%, which was largely driven by the continued success of the Big New Yorker Pizza and the favorable effects of the Company's asset re-imaging plan. Acquired unit sales combined with the comparable store sales improvement more than offset the impact of store closure activity for the fiscal year. Sales growth in re-imaged stores contributed 1.5% to comparable store sales growth for the fiscal year.

       During fiscal 2000 the Company's delivery units generated comparable store sales growth of 2.7% while the Company's restaurant units also generated comparable sales growth of 2.9%. The Company's restaurant units are the primary beneficiaries of the Company's asset re-imaging plan; accordingly, the sales growth in these units includes the previously mentioned positive impact of this program.

       Revenue was $376.5 million for the 52 weeks ended March 30, 1999 for an increase of $16.1 million or 4.5% over the $360.4 million reported during the 53 weeks ended March 31, 1998. The growth was primarily due to an increase in comparable sales of 4.4% and a late fiscal year acquisition of 99 units from PHI, which offset the impact of store closure activity throughout the year. Comparable store sales posted steady improvement in all asset types throughout fiscal 1999 culminating with 10.5% comparable store sales growth in the Company's fourth fiscal quarter. The comparable store sales growth achieved during the fourth fiscal quarter was primarily due to the introduction of the Big New Yorker Pizza which fueled growth across all asset types after its launch on January 28, 1999.

       The fiscal 1999 comparable store sales trend was a continuation of improved comparable sales that began with the implementation of the Company's Delivery Dominance Program in the third quarter of fiscal 1998. Focus on this program continued in fiscal 1999 and increased marketing efforts as well as improved couponing strategies resulted in continued comparable store sales growth. For fiscal 1999 delivery units generated comparable store sales growth of 9.2% and peaked at 15.6% during the Company's fourth fiscal quarter. The Company's restaurant units also contributed to the improved comparable store sales trend with 3.2% comparable sales growth.

       Costs and Expenses - Cost of sales as a percent of revenue decreased from 26.6% during fiscal 1999 to 25.8% during fiscal 2000. The decline in cheese costs of approximately 12% and reduced distribution costs (related to the new distribution contract) more than offset higher food cost associated with the Big New Yorker Pizza, increased paper costs associated with the Star Wars promotion and increases in other certain ingredients.

       Cost of sales as a percent of revenue was 26.6% in fiscal 1999 compared to 26.7% in fiscal 1998 despite an increase in the average cost of cheese for the year of approximately 15%. This was achieved due to more normalized ingredient costs (except cheese), the benefit of supply contract negotiations, improved operational control in the stores acquired during fiscal 1998 and reduced distribution costs related to a new distribution contract entered into late in the fiscal year. (See "Pizza Hut Operations - Distribution" in Item 1 for additional information related to the Company's distribution contract.)

       Direct labor as a percent of revenue increased to 28.3% during fiscal 2000 from 27.8% during fiscal 1999. Factors impacting this increase include the negative impact of continued wage inflation, higher labor cost in re-imaged new store openings and inefficiencies and training costs associated with the calendar 1999 acquisitions.

       Direct labor as a percent of revenue improved from 28.4% during fiscal 1998 to 27.8% during fiscal 1999. This decline results from leverage associated with positive comparable sales volumes, labor efficiencies primarily achieved in stores acquired during fiscal 1998 and a reduction in workers' compensation expense. This improvement was achieved despite fourth fiscal quarter training costs incurred due to launch of the Big New Yorker Pizza and higher labor costs in the 99 units acquired February 4, 1999 due to training, transitional issues and historically higher labor costs.

       Other operating costs as a percent of revenue increased from 27.9% in fiscal 1999 to 28.4% in fiscal 2000. This increase is largely due to an increase in the effective royalty rate of approximately 40 basis points (due to the 6.5% royalty rate on the 99-unit and 70-unit acquisitions) and increased depreciation associated with the re-imaging activity. The effect of this higher royalty rate structure was entirely reflected in the Company's restaurant units; the Company's delivery units were not impacted.

       Other operating costs increased to 27.9% of revenue in fiscal 1999 from 27.5% in fiscal 1998. This increase is largely attributable to increased store manager bonuses due to improvements in controllable profit and increased couponing costs which were partially offset by the aforementioned leverage on fixed costs and a reduction in net delivery expenses.


                  TONY ROMA'S OPERATIONS SUMMARY
                      (Dollars in thousands)

                            Thirteen Weeks      Fiscal Year
                                Ended               Ended
                            June 30, 1998 2   March 29, 1998
       Revenue:
       Restaurant Sales        $22,513            $86,408
       Net Franchise Revenue     2,114              8,482
       Total Revenue           $24,627            $94,890
       Restaurant Operating
          Expenses as a
          Percentage of Sales:
       Cost of Sales             34.8%              33.6%
       Direct Labor              30.2%              30.9%
       Other                     23.5%              24.3%
       Total Operating Expenses  88.5%              88.8%
       Restaurant Based Income   11.5%              11.2%
       Income from System
         Operations 1            19.1%              19.1%

       1 Net franchise revenue and restaurant based income as a
         percent of total revenue
       2 Due to the recapitalization of Romacorp, effective June
         30, 1998 information reflects activity through that date. (See Note 6 to Consolidated Financial Statements.)


TONY ROMA'S RESULTS OF OPERATIONS

       As a result of the recapitalization of Romacorp effective June 30, 1998 Romacorp's results of operations are only included in fiscal 1999 results through the date of recapitalization. During the thirteen weeks ended June 30, 1998 restaurant sales were $22.5 million and income from restaurant operations, which included net franchise revenue, was $4.7 million.


CONSOLIDATED RESULTS OF OPERATIONS

       Consolidated revenue in fiscal 2000 was $455.6 million for an increase of $54.5 million or 13.6% over the $401.2 million reported in fiscal 1999. This increase was largely due to calendar 1999 (169 units) acquisitions and was partially offset by the loss of revenue from Romacorp, which was recapitalized at the end of the Company's first quarter of fiscal 1999. Specifically, during fiscal 1999 revenue from Romacorp of $24.6 million was recorded during the 13 weeks prior to its recapitalization.

       During the 52 weeks ended March 30, 1999 consolidated revenue was $401.2 million, which was 11.9% or $54.1 million below the $455.3 million reported during the 53 weeks ended March 31, 1998. The decline in revenue resulted primarily due to the recapitalization of Romacorp. During fiscal 1999 revenue from Romacorp of $24.6 million was recorded compared to revenue of $94.9 million recorded in fiscal 1998. Also contributing to the decrease in revenue was the closure of Pizza Hut units related to the Company's re-imaging strategy and the impact of an extra week of operations during fiscal 1998. The decline in consolidated revenue was partially offset by an increase in annual comparable store sales at Pizza Hut of approximately 4.4% and the acquisition of 99 units.

       Consolidated income from restaurant operations was $79.4 million or 17.4% of revenue in fiscal 2000 compared to $71.5 million or 17.8% of revenue in fiscal 1999. The increase in nominal dollars was due to growth in unit count and was partially offset by the loss of earnings from Romacorp. The decline in consolidated income from restaurant operations as a percent of revenue was due to lower margin structure and higher royalty fees in the calendar 1999 acquisition units as well as the negative impact of wage inflation and higher labor costs of re-imaged new store openings.

       Consolidated income from restaurant operations was $71.5 million or 17.8% of revenue for fiscal 1999 compared to $80.5 million or 17.7% in fiscal 1998. Income from restaurant operations as a percent of revenue increased over the prior year due to improved margin performance in the Company's Pizza Hut operations. The decrease in consolidated income from restaurant operations in nominal dollars was largely attributable to the loss of earnings from Romacorp and the extra week of operations in fiscal 1998 results.

       Leverage from the Pizza Hut expansion resulted in a decrease in general and administrative expenses as a percent of revenue from 5.2% in fiscal 1999 to 4.9% in fiscal 2000. In terms of nominal dollars, general and administrative costs increased to $22.5 million in fiscal 2000 from $21 million in fiscal 1999, largely due to increased staffing levels associated with the calendar 1999 acquisitions.

       General and administrative expenses were $21 million during fiscal 1999 compared to $23.9 million in fiscal 1998 for a decrease of $2.9 million or 12.3%. As a percent of revenue these costs were 5.2% during fiscal 1999 compared to 5.3% in fiscal 1998. The nominal dollar decrease and the decrease in these costs as a percent of revenue were due to the recapitalization of Romacorp, which historically had a higher percentage of such costs as a percentage of revenue.

       Depreciation, amortization and pre-opening costs include depreciation of field and corporate equipment and facilities as well as the amortization of goodwill, franchise rights and pre-opening costs which effective fiscal 2000 are expensed as incurred as required by Statement of Position 98-5. These costs increased during fiscal 2000 due to increased franchise rights amortization associated with the calendar 1999 acquisitions, smallwares amortization and increased pre-opening costs (due to re-imaging activity). Pre-opening costs increased to $723 thousand from $183 thousand last year due to increased re-imaging activity and the change in accounting principle.

       Depreciation, amortization and pre-opening costs declined in nominal dollars and as a percent of revenue during fiscal 1999 due to the reduction in amortization expense as a result of the recapitalization of Romacorp. Romacorp historically had a higher percentage of depreciation and amortization than the Company's Pizza Hut division resulting from amortization of goodwill and more significant amortization of pre-opening expenses.

       As the calendar 1999 acquisitions were financed with debt, interest costs grew to $11.3 million in fiscal 2000 compared to $10.2 million in fiscal 1999.

       Interest expense decreased to $10.2 million in fiscal 1999 from $15.7 million in fiscal 1998 due to debt reduction early in the year from the proceeds of the Romacorp recapitalization.

       Miscellaneous income was $895 thousand during fiscal 2000 compared to $1.1 million reported in fiscal 1999 and $526 thousand reported in fiscal 1998. The increase for fiscal 1999 was due to an increase in the gain on sale or disposition of assets and business interruption proceeds.

       In fiscal 2000 net income before cumulative effect of change in accounting principle was $22.9 million compared to $47.9 million reported during fiscal 1999. Net income in fiscal 1999 included a gain from the recapitalization of Romacorp of $39.4 million (pre-tax) or $26.8 million, net of tax. (See Note 6 to Consolidated Financial Statements.) Normalized for Romacorp's pro forma income contribution, net income was approximately $3.1 million or 15.5% higher in fiscal 2000 compared to fiscal 1999 due largely to income generated by acquired units. However, due largely to share repurchases, earnings per diluted share increased 19% on this basis.

       Net income for fiscal 1999 was $47.9 million compared to $10.3 million reported during fiscal 1998. Fiscal 1999 net income included the aforementioned gain from the recapitalization of Romacorp. Additionally, the increase in net income over fiscal 1998 results was due to a $14.1 million pre-tax, or $9.2 million net of tax, asset impairment and loss charge recorded in the fourth quarter of fiscal 1998. Normalized for these items, net income was approximately 8.5% higher in fiscal 1999 compared to fiscal 1998 results which was primarily due to improved margins in the Company's Pizza Hut units.

       Components of diluted earnings per share were as follows:

                                 Fifty-Two Fifty-Two Fifty-Three
                                   Weeks     Weeks     Weeks
                                   Ended     Ended     Ended
                                   March     March     March
                                    28,       30,       31,
                                   2000      1999      1998

       Net income before
          cumulative effect of
          change in accounting
          principle, facility
          action charges, and
          gain on
          recapitalization of
          Romacorp, net of tax      $ .96      $ .85    $   .78

       Gain on recapitalization
          of Romacorp, net of tax      --       1.07         --

       Cumulative effect of
          change in accounting
          principle, net of tax      (.01)        --         --

       Facility action charges,
          net of tax                 (.01)        --       (.37)

       Earnings per share -
          diluted                   $ .94      $1.92    $   .41

       The Company's income tax provision for the fiscal years 2000, 1999 and 1998 resulted in effective tax rates of 35%, 33.4% and 35%, respectively. The reduction of the rate in fiscal 1999 resulted from a lower tax rate associated with the Romacorp recapitalization gain. (See Note 6 to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

       On March 28, 2000 the Company had a working capital deficit of $30.7 million compared to a $27.9 million deficit at March 30, 1999. The increase in the deficit was primarily due to the fiscal 2000 70-unit Pizza Hut acquisition. Like most restaurant companies, the Company is able to operate with a working capital deficit because substantially all of its sales are for cash, while it generally receives credit from trade suppliers. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, the Company uses all available liquid assets to reduce borrowings under its revolving line of credit.

       At March 28, 2000 the Company had a $15 million and a $185 million unsecured revolving credit facility of which $96.9 million was outstanding on the combined facilities. Availability under these facilities is reduced by outstanding letters of credit of which $6.5 million was issued at year-end.

       The Company anticipates cash flow from operations and capacity under its existing line of credit will be sufficient to fund continuing expansion, acquisitions and improvements and to service debt obligations. The Company anticipates the utilization of sale-leaseback facilities in fiscal 2001 and beyond to partially fund the capital requirements associated with the Company's asset re-imaging program. The Company's ability to make additional acquisitions is subject to certain financial covenants or, if necessary and warranted, the Company's ability to obtain additional equity capital. (See Note 3 to Consolidated Financial Statements.)

CASH FLOWS

       Net cash provided by operating activities was $57 million in fiscal 2000 compared to $32.3 million in fiscal 1999, an increase of $24.7 million. Cash flow from operations was positively impacted by acquired stores, which like the Company, operate with a working capital deficit.

       Net cash provided by operating activities was $32.3 million in fiscal 1999 compared to $65 million in fiscal 1998. Cash from operations in fiscal 1999 was positively impacted by acquired stores. Offsetting this positive impact to cash flows was the exclusion of cash provided by operations from Romacorp for the second through fourth quarters of fiscal 1999.

       Investing activities include normal maintenance capital expenditures and include the development of restaurant units including relocations and conversions. Acquisitions consist of 70 Pizza Hut units in fiscal 2000, 99 Pizza Hut units in fiscal 1999 and 222 Pizza Hut units in fiscal 1998. Proceeds from the sale of fee simple properties associated primarily with the Skipper's and Pizza Hut's closure and disposition strategies have resulted in cash received of $1 million in fiscal 2000, $3.7 million in fiscal 1999 and $2.3 million in fiscal 1998.

       The fiscal 2000 acquisition and fiscal 1999 acquisition were funded through the Company's unsecured revolving credit facility. Acquisitions completed during fiscal 1998 were funded through the revolving credit facility and the issuance of $50 million in senior unsecured notes.

       During fiscal 2000 the Company increased the number of shares authorized by the Board of Directors for repurchase by two million shares. During the year the Company expended $18.3 million for the purchase of 2,215,300 shares of treasury stock. There were 752,400 shares that remained authorized for repurchase at March 28, 2000.

EFFECTS OF INFLATION AND FUTURE OUTLOOK

       Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Because most of the Company's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will effect the Company's labor costs. The Company cannot always effect immediate price increases to offset higher costs and no assurance can be given that the Company will be able to do so in the future. Currently, Congress is considering legislation which could increase the minimum wage by as much as $1 per hour over a two to three year period. Such legislation, if passed, would increase the Company's labor costs as a majority of the Company's food service personnel are paid at rates related to minimum wage. However, due to the uncertainty regarding this legislation, management cannot reliably estimate the potential impact upon labor costs at this time.

       As  discussed  in "Pizza Hut Operations - Distribution"  in
Item 1, the Company's major distributor, AmeriServe, has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although the Company believes that an alternate distributor or distributors could be obtained to meet the needs of its restaurants (should it be necessary), it cannot be certain that the costs would be at the same rates in which the Company currently pays AmeriServe nor can it be certain that a disruption of services will not occur during the process of obtaining an alternate distributor or distributors. At this time, management cannot reliably estimate the impact upon cost of sales, if any, related to this situation.

       Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Significant change in the price of cheese would have an impact on the Company's food cost as a percent of revenue.

       Based upon available forecasts, management expects cheese costs for fiscal 2001 to be below last year's levels by approximately 10% with the primary benefit realized in the second and third quarters of fiscal 2001. Meat ingredient costs are expected to exceed fiscal 2000 levels by approximately 5% to 10%.

       The Company is required to pay a franchise fee of 6.5% on the sales of certain of the 99 units acquired on February 4, 1999 and certain of the 70 units acquired on July 22, 1999 in accordance with the terms of the amended franchise agreement. This rate is 2.5% higher than the Company's current rate of 4%. The effect of this fee arrangement increased other operating costs by approximately 40 basis points during fiscal 2000. Future acquisitions will pay franchise fees at the higher rate and, as a result, such acquisitions will cause further increases in this category. These increases will be mitigated by future reductions in franchise fees achieved through re-imaging.

       Increases in interest rates would directly affect the Company's financial results. Approximately 42% of the Company's debt are senior notes with fixed interest rates. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates.

FORWARD LOOKING COMMENTS

        The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties. Forward looking statements can often be identified by the use of forward looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates," or "anticipates," variations of these words or similar expressions. Among the factors that could cause actual results to be materially different from those described in the forward looking statements are the following: consumer demand and market acceptance risk; the effectiveness of franchisor advertising programs and the overall success of the Company's franchisor; the integration and assimilation of acquired restaurants; training and retention of skilled management and other restaurant personnel; federal or state minimum wage increases; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, the cost of commodities and other food products, the availability of raw product and ingredients and distribution of products, labor shortages and costs and other risks detailed in the Company's Securities and Exchange Commission filings. Forward-looking statements are not guarantees of future performance or results.

OTHER

       Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This statement, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement is required to be adopted by the Company in 2001. The Company does not anticipate that adoption of this statement will have a significant impact on its consolidated financial position or its future results of operations.

       Impact of Year 2000 - In previous filings the Company disclosed the nature and progress of its plans to become Year 2000 ready. The Company completed its readiness program in December 1998 and performed testing throughout 1999. As a result of these efforts the Company experienced no significant disruptions in its operating or financial activities associated with computer systems or non-information technology equipment and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues with its internal systems or the products and services of third parties such as suppliers and banks. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

       The Company does not believe it has any material exposure associated with market risk sensitive instruments.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                        Page

       Report of Management                              21
       Independent Auditors' Reports                     22
       Consolidated Balance Sheets - Assets,
         Liabilities and Stockholders' Equity
         as of March 28, 2000 and March 30, 1999         23
       Consolidated Statements of Income
         for the fiscal years ended March 28, 2000,
         March 30, 1999 and March 31, 1998               24
       Consolidated Statement of Stockholders' Equity
         for the fiscal years ended March 28, 2000,
         March 30, 1999 and March 31, 1998               25
       Consolidated Statements of Cash Flows
         for the fiscal years ended March 28, 2000,
         March 30,1999 and March 31, 1998                26
       Notes to Consolidated Financial Statements   27 - 35

Report of Management

        The management of NPC International, Inc. has prepared the consolidated financial statements and related financial information included in this Annual Report. Management has the primary responsibility for the integrity of the consolidated financial statements and other financial information. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles consistently applied in all material respects and reflect estimates and judgments by management where necessary. Financial information included throughout this Annual Report is consistent with the consolidated financial statements. Management of the Company has established a system of internal accounting controls that provides reasonable assurance that assets are properly safeguarded and accounted for and that transactions are executed in accordance with management's authorization.

        The consolidated financial statements have been audited by our independent accountants, KPMG LLP, whose unqualified report is presented herein. Their opinion is based upon procedures performed in accordance with generally accepted auditing standards, including tests of the accounting records, obtaining an understanding of the system of internal accounting controls and such other tests as deemed necessary in the circumstances to provide them reasonable assurance that the consolidated financial statements are fairly presented. The Audit Committee of the Board of Directors, consisting solely of outside directors, meets with the independent accountants at least twice per year to discuss the scope and major findings of the audit. The independent accountants have access to the Audit Committee at any time.



                                        O. Gene Bicknell
                                        Chairman of the Board and
                                        Chief Executive Officer



                                        James K. Schwartz
                                        President and
                                        Chief Operating Officer



                                        Troy D. Cook
                                        Senior Vice President and
                                        Chief Financial Officer



Report of Independent Auditors

The Board of Directors and Stockholders
NPC International, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of NPC International, Inc. and Subsidiaries (the "Company") as of March 28, 2000 and March 30, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPC International, Inc. and Subsidiaries as of March 28, 2000 and March 30, 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                          KPMG LLP
Kansas City, Missouri
April 28, 2000


Report of Independent Auditors

The Board of Directors and Stockholders
NPC International, Inc. and Subsidiaries

        We have audited the consolidated balance sheet of NPC International, Inc. and Subsidiaries (the "Company") as of March 31, 1998 (not presented herein) and the related consolidated statement of income, stockholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NPC International, Inc. and Subsidiaries at March 31, 1998 and the consolidated results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States.

                                                 Ernst & Young LLP
Kansas City, Missouri
May 5, 1998

             NPC International, Inc. and Subsidiaries
                    Consolidated Balance Sheets
                      (Dollars in thousands)


ASSETS
                                          March 28,   March 30,
                                             2000       1999
Current assets:
Cash and cash equivalents                $   3,842  $   4,021
  Accounts receivable, net                     946      1,817
  Inventories of food and supplies           3,154      2,972
  Deferred income tax asset                  3,218      3,064
  Prepaid insurance premiums                   948        963
  Prepaid rent payments                      1,581      1,486
  Prepaid expenses and other
     current assets                            682      1,429
Total current assets                        14,371     15,752

Facilities and equipment, net              126,556     95,228
Franchise rights, less accumulated
  amortization of $33,605 and $25,122,
  respectively                             239,607    217,995
Goodwill, less accumulated amortization
  of $1,562 and $1,432, respectively         2,578      2,708
Investments, at cost                         6,738      6,750
Other assets                                 5,705      5,650

Total assets                             $ 395,555  $ 344,083

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                       $  12,011  $  12,506
  Payroll taxes                              2,150      2,046
  Sales taxes                                2,457      2,174
  Accrued interest                           3,509      3,088
  Accrued payroll                            9,775      9,042
  Income tax payable                         3,730      1,889
  Current portion of closure reserve         1,000      2,260
  Insurance reserves                         5,277      4,934
  Other accrued liabilities                  5,184      5,742
Total current liabilities                   45,093     43,681

  Long-term debt                           166,900    123,500
  Deferred income tax liability              7,102      4,386
  Closure reserve                            4,205      5,691
  Other deferred items                       4,736      5,837
  Insurance reserves                         9,000      8,000

Stockholders' equity, net
  27,592,510 shares outstanding,
  $.01 par value                           158,519    152,988

Total liabilities and
  stockholders' equity                   $ 395,555  $ 344,083

The accompanying notes are an integral part of these consolidated financial statements.

             NPC International, Inc. and Subsidiaries
                 Consolidated Statements of Income
             (Dollars in thousands, except share data)

                                       For the Fiscal Year Ended
                                       March     March     March
                                        28,       30,       31,
                                       2000      1999      1998

Net sales                           $ 455,624 $ 399,045 $ 446,815
Net franchise revenue                      --     2,114     8,482
  Total revenue                       455,624   401,159   455,297

Cost of sales                         117,637   107,821   125,365
Direct labor                          129,124   111,468   129,133
Other                                 129,451   110,339   120,272
  Total operating expenses            376,212   329,628   374,770

Income from restaurant
  operations                           79,412    71,531    80,527

General and administrative
  expenses                             22,487    20,983    23,930
Depreciation, amortization
  and pre-opening costs                10,749     8,922    11,475

Operating income before
  facility action charges              46,176    41,626    45,122

Net facility action charges
  and impairment and loss provision       530        --    14,100
Operating income                       45,646    41,626    31,022

Other income (expense):
  Interest expense                    (11,282)  (10,177)  (15,655)
  Miscellaneous                           895     1,089       526
  Gain on recapitalization of
  Romacorp                                 --    39,400        --
Income before income taxes             35,259    71,938    15,893

Provision for income taxes            12,340     23,992     5,563

Income before cumulative
  effect of change
  in accounting principle             22,919     47,946    10,330
Cumulative effect of change
  in accounting
  principle, net of tax                 (114)        --        --

Net income                         $  22,805   $ 47,946 $  10,330

Earnings per share - basic
  before cumulative effect of
  change in accounting principle       $ .96      $1.95     $ .42
Cumulative effect of change in a
  accounting principle                  (.01)        --        --
Earnings per share - basic             $ .95      $1.95     $ .42

Earnings per share - diluted
  before cumulative
  effect of change in accounting
  principle                            $ .95      $1.92     $ .41
Cumulative effect of change in
  accounting principle                  (.01)        --        --
Earnings per share - diluted           $ .94      $1.92     $ .41

Weighted average shares
  outstanding - basic             23,919,642
                                             24,621,914
                                                       24,693,764
Weighted average shares
  outstanding - diluted           24,243,629
                                             24,992,304
                                                       25,108,988


The accompanying notes are an integral part of these consolidated financial statements.

             NPC International, Inc. and Subsidiaries
          Consolidated Statements of Stockholders' Equity
                      (Dollars in thousands)


                                                          Total
                             Paid-                        Stock-
                   Common     in     Retained  Treasury  holders'
                   Stock    Capital  Earnings   Stock     Equity


Balance,
  March 25, 1997    $ 276  $20,978   $ 94,827  $(20,288)  $95,793
Net income             --       --     10,330        --    10,330
Exercise of
stock options -
  106,756 shares       --       55         --       858       913

Balance,
  March 31, 1998      276   21,033    105,157   (19,430)  107,036
Net income             --       --     47,946        --    47,946
Purchase of treasury
  stock - 378,800
  shares               --       --         --    (3,837)   (3,837)
Exercise of stock
  options - 166,277
  shares               --      894         --       949     1,843

Balance,
  March 30, 1999      276   21,927    153,103   (22,318)  152,988
Net income             --       --     22,805        --    22,805
Purchase of treasury
  stock - 2,215,300
  shares               --       --         --   (18,284)  (18,284)
Exercise of stock
  options - 119,644
  shares               --      48          --       962     1,010

Balance,
  March 28, 2000    $ 276 $21,975   $ 175,908  $(39,640) $158,519


Common stock, $.01 par value, of 100 million shares is authorized, with 27,592,510 shares issued and outstanding.

Treasury  stock  is  stated at cost and represents  5,158,730  and
3,063,074   shares  at  March  28,  2000  and  March   30,   1999,
respectively.


The accompanying notes are an integral part of these consolidated financial statements.

             NPC International, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows
                      (Dollars in thousands)
                                       For the Fiscal Year Ended
                                       March     March     March
                                        28,       30,       31,
                                       2000      1999      1998
Operating Activities

Net income                          $  22,805  $  47,946 $  10,330

Non-cash items included in
 net income:
  Depreciation and amortization        26,870     23,503    28,849
  Deferred income taxes                 2,562      2,905    (5,662)
  Net facility action charges             530         --    14,100
  Non-cash gain on recapitalization
     of Romacorp                           --    (38,758)       --
Change in assets and liabilities,
 net of acquisitions and
 recapitalization:
  Accounts receivable, net                871       (653)     (840)
  Inventories of food and supplies        137       (548)     (771)
  Prepaid expenses and other
     current assets                      (180)    (1,335)   (2,418)
  Accounts payable                       (495)    (4,522)    5,264
  Payroll taxes                           104        637       (73)
  Accrued interest                        421     (1,014)    2,133
  Accrued payroll                         733      1,170     4,257
  Income tax payable                    1,841      1,239     2,387
  Insurance reserves                    1,343        771     3,242
  Other accrued liabilities              (583)       945     4,158

Net cash flows provided by
 operating activities                  56,959     32,286    64,956

Investing Activities

  Net proceeds from
     recapitalization of Romacorp          --    101,237        --
  Capital expenditures                (42,716)   (22,644)  (28,795)
  Changes in other assets, net         (4,920)    (2,875)     (614)
  Proceeds from sale of assets          1,647      3,663     2,308
  Acquisitions, net of cash
     acquired                         (37,275)   (31,000) (121,232)

  Net cash flows (used in)
     provided by investing
     activities                       (83,264)    48,381  (148,333)

Financing Activities

  Purchase of treasury stock          (18,284)    (3,837)        --
  Net change in revolving
     credit agreements                 53,400    (69,200)    48,700
  Net proceeds from issuance
     of long-term debt                     --         --     49,756
  Payment of long-term debt           (10,000)   (10,000)   (11,444)
  Exercise of stock options             1,010      1,843        913
  Net cash flows provided by
     (used in) financing activities    26,126    (81,194)    87,925

Net change in cash and cash
  equivalents                            (179)      (527)     4,548

Cash and cash equivalents at
  beginning of year                     4,021      4,548         --

Cash and cash equivalents at
  end of year                       $   3,842  $   4,021  $   4,548

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE: 1 Summary of Significant Accounting Policies

       Basis of Presentation and Consolidation - The financial statements include the accounts of NPC International, Inc. and its wholly-owned subsidiaries (the "Company"). Romacorp, a wholly-
owned subsidiary of the Company until June 30, 1998 was recapitalized. (See Note 6 to Consolidated Financial Statements.) These financial statements include Romacorp's results of operations for the fiscal year ended March 1998 and the quarter ended June 30, 1998.

       Fiscal Year - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. The fiscal years ended March 28, 2000 and March 30, 1999 each contained 52 weeks. The fiscal year ended March 31, 1998 contained 53 weeks.

       Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At March 28, 2000 substantially all cash was in the form of depository accounts.

       Inventories - Inventories of food and supplies are carried at the lower of cost (first-in, first-out method) or market.

       Franchise Rights - The Company's Pizza Hut franchise agreements generally provide franchise rights for a period of 15 to 20 years and are renewable at the option of the Company for an additional 15 years. Franchise rights are capitalized for accounting purposes and are amortized over their estimated economic life (original term plus option renewal period) on a straight-line basis. Periodic franchise fees generally provided for in the agreements as a percent of gross sales, as defined, are recorded as operating expenses as incurred.

       Net Franchise Revenue - The franchise agreements for Tony Roma's restaurants provide for an initial fee and continuing royalty payments based upon gross sales in return for certain services. Net franchise revenue is presented net of direct expenses.

       Goodwill - Goodwill is amortized over periods ranging from 30 to 40 years.

       Impairment of Long-Lived Assets - The Company reviews long-lived assets related to each restaurant annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a "two-year history of cash flow losses" as the primary indicator of potential impairment. Based on the best information available the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is determined by discounting estimated future cash flows including the estimated net realizable value of the property, if any. Additionally, when a decision is made to close a store beyond the quarter in which the closure decision is made, it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value. Management judgement is necessary to estimate future cash flows. Accordingly, actual results could vary from management estimates.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Advertising Costs - Advertising costs are expensed as incurred. The Company incurred $26.6 million of such costs in fiscal 2000 and $23.7 million and $23.8 million in fiscal 1999 and fiscal 1998, respectively.

       Change in Accounting Principle - In May 1998 Statement of Position ("SOP") 98-5 "Accounting for Start-up Activities" was issued. The SOP requires the Company to expense pre-opening costs as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle. Previously, the
Company capitalized costs associated with the opening of its restaurants and amortized those costs over 12 months from the unit's opening date. The Company adopted this statement during the quarter ended June 29, 1999 which resulted in a charge of $175 thousand or $114 thousand net of taxes to expense costs that had previously been capitalized prior to March 30, 1999. This change also resulted in the discontinuance of amortization of pre-opening cost expense in subsequent periods.

       Related Party Transactions - During fiscal 1999 an officer of the Company purchased real estate from the Company in the amount of $511 thousand. Additionally, the Company utilized a corporate aircraft from a related party and incurred expense of approximately $100 thousand during fiscal 2000 and fiscal 1999. Management believes amounts paid were at least as favorable as could be obtained from unrelated parties.

       Effective July 1, 1998 the Company entered into a services agreement with an unconsolidated entity, RRH. (See Note 6 to Consolidated Financial Statements.) In accordance with this agreement, as amended, the Company will provide accounting, management reporting and information services to RRH through July 29, 2001. Fees earned under this agreement were $777 thousand during fiscal 2000 and $564 thousand during fiscal 1999. These fees are recorded as an offset to general and administrative expenses.

       Reclassifications - Certain amounts have been reclassified to conform the prior year financial statements to the current year presentation.

NOTE 2:   Facilities and Equipment

       Facilities and equipment are recorded at cost. Depreciation is charged on the straight-line basis for buildings, furniture and equipment. Leasehold improvements are amortized on the straight-line basis over the economic life of the lease or the life of the improvements, whichever is shorter. Facilities and equipment consist of the following:

                              Estimated   March 28,    March 30,
     (Dollars in thousands)  Useful Life     2000         1999

     Land                                $  27,143     $ 17,973
     Buildings               15-20 years    47,207       37,849
     Leasehold improvements   5-20 years    47,863       37,344
     Furniture and equipment  3-10 years    72,050       63,128
     Construction in progress                9,324        3,437
                                           203,587      159,731

     Less accumulated depreciation         (77,031)     (64,503)

     Net facilities and equipment        $ 126,556     $ 95,228

NOTE 3:  Bank Debt and Senior Notes

       The Company's debt consists of revolving credit facilities and senior notes. At March 28, 2000 debt totaled $166.9 million which consisted of $96.9 million of revolving credit and $70 million of senior notes. At March 30, 1999 total debt was $123.5 million, including $43.5 million of revolving credit and $80 million of senior notes.

       The Company's unsecured revolving credit facilities total $200 million until May 2001 and provide the option to pay interest at "LIBOR" or the "fed funds" rate plus a margin (6.961% and 7.063%, respectively, at March 28, 2000). Availability under these facilities is reduced by letters of credit, of which $6.5 million were issued at March 28, 2000. Commitment fees of .25% per annum are paid on the unused balance of the facilities and are included in interest expense.

       The Company's senior notes are unsecured and bear interest at various rates from 6.35% to 9.09%. The senior notes have scheduled maturities through May 2006 with aggregate maturities as follows: fiscal 2001 - $10 million, fiscal 2002 - $6 million, fiscal 2003 - $14 million, fiscal 2004 - $10 million, fiscal 2005
- $10 million and $20 million in years beyond. The Company has the ability and intent to refinance the principal payments due under its senior notes through its revolving credit agreement. Accordingly, such amounts are classified as long-term debt.

       The debt facilities contain restrictions on additional borrowing and dividend payments as well as requirements to maintain various financial ratios and a minimum net worth. Retained earnings of $38.5 million was available for the payment of dividends at March 28, 2000 under existing debt covenants. The average amount outstanding on the revolving credit and senior note facilities for the year ended March 28, 2000 was $151.4 million and the maximum borrowings were $177.7 million. Weighted average interest rates during fiscal years 2000, 1999 and 1998 were 7.41%, 7.40% and 7.52%, respectively. Based on current market interest rates, management believes that the carrying amounts of its debt facilities approximate fair value.

       Cash paid for interest in fiscal years 2000, 1999 and 1998 was $10.9 million, $11 million and $13.7 million, respectively.

NOTE 4:  Employee Benefit Plans

       The Company's defined contribution plans include a Profit Sharing Plan, a 401(k) Plan and a Deferred Compensation Plan. In accordance with the provisions of the plans, the Company provides a matching contribution to the 401(k) and the Deferred Compensation Plan. Contributions made by the Company for these plans were $486 thousand, $1 million and $831 thousand for fiscal years 2000, 1999 and 1998, respectively.

       In addition, the Company entered into deferred compensation contracts with certain key executives during fiscal 1999. Funding of this plan is not required. The Company recorded expense related to these contracts of $361 thousand for fiscal 2000 and $90 thousand for fiscal 1999.

NOTE 5:  Facility Actions and Closure Reserves

       In the fourth quarter of fiscal 1998 the Company initiated an asset re-imaging strategy. This plan called for the closure of 31 units, the consolidation of 11 units into existing locations and the consolidation and relocation of 53 Pizza Hut units to 45 new locations to redefine trade areas, improve market presence and to upgrade certain assets to more competitive formats. Relocated units are moved to improved trade areas and fall into the following categories: relocation of delivery units to more visible locations and formats; relocation of older dine-in assets in rural markets to new prototype units; and conversion of certain metro markets to main-path restaurants.

        Of the 95 units to be closed as part of this strategy, 78 units have been closed including 23 units during fiscal 2000. Thirteen remaining units are expected to close in fiscal 2001 and four units will remain in operation. During fiscal 2000 the Company has been able to extinguish certain lease liabilities for several closed units at terms more favorable than anticipated when the estimated liability was initially established. Additionally, five leases have been restructured making it feasible to scrape (demolish) the existing building and rebuild a new facility at the current location, thereby making it unnecessary to abandon the site and incur the related closing costs. Furthermore, the Company has concluded that four units originally identified for closure will remain in operation at their current locations due to improvement in store performance and outlook resulting primarily from surrounding positive economic changes. As a result of these specific events, during fiscal 2000 the Company updated its estimate of the liability needed to complete the re-imaging strategy and determined that it was appropriate to reverse $1.18 million of the $11.4 million impairment and loss provision recorded in March 1998.

        Below is a summary of the charges/disbursements that were planned as part of the 1998 impairment and loss provision related to the Company's re-imaging plan:

                                        Fiscal Year
                                           Ended        From
       (Dollars in thousands)              March        Plan
                                         28, 2000     Inception

       Beginning Balance                 $  4,500     $ 11,400
       Planned charges / disbursements     (1,559)      (8,459)
       (Income) expense impacts:
          Favorable changes to
           lease terms and other
           estimates                       (1,010)      (1,010)
          Modifications due to
            economic changes                 (170)        (170)
       Sub-total                           (1,180)      (1,180)

       Balance at March 28, 2000         $   1,761    $  1,761

        The balance at March 28, 2000 is included in "closure reserves" on the Company's balance sheet and consists of estimates of obligations to be paid subsequent to the closure of the unit and cost to de-identify the assets upon closure as required by the Company's franchise agreement. The amount utilized from plan inception includes $6.6 million related to impairment and loss on disposition of assets. Management believes the remaining balance is adequate to complete the 1998 re-imaging plan. However, the estimate includes assumptions regarding the Company's ability to sub-lease properties and/or buy out of lease obligations; accordingly, actual results could differ from amounts estimated. Amounts utilized apply only to actions provided for in the plan.

        In addition to units closed as part of the 1998 re-imaging plan the Company has recorded additional closure provisions during fiscal 2000. During fiscal 2000 the Company recorded a $1.7 million provision for facility actions at 39 locations consisting of $1.2 million for assets that were impaired as a result of the closure decision and $500 thousand of de-identification costs and contractual lease carry costs. Of the 39 properties included in these charges, four units will close without replacement. These four units generated approximately $994 thousand in sales and $93 thousand in net loss from restaurant operations during fiscal 2000.

        Below is a summary of the charges/disbursements that were planned as part of the fiscal 2000 re-imaging provisions:

                                   Number
       (Dollars in thousands)     of Units       Fiscal 2000

       Beginning Balance                           $    --

       Provision                    39               1,710

       Planned charges /
          disbursements                             (1,370)

       Balance at March 28, 2000                   $   340


        During fiscal 2000 the Company recorded $1.7 million as a provision for fiscal 2000 facility actions. Offsetting these charges was the $1.18 million reversal of the fiscal 1998 charge resulting in net charge from facility actions of $530 thousand for fiscal 2000.

        The Company expects to continue to accrue contractual closure costs, and, if appropriate, impair asset values at the time the decision is made to close or relocate. These closure decisions under future phases of the Company's asset re-imaging initiative are expected to be made as often as quarterly.

        Skipper's Reserves - Effective March 25, 1996 the Company sold Skipper's Inc. but retained certain assets and liabilities primarily related to the closure of 77 properties in February 1995. The retained assets were recorded at fair value in accordance with SFAS No. 121 and the remaining assets are reflected in assets held for sale. At March 28, 2000 the remaining closure reserve consists largely of future net lease carry costs associated with 20 leased properties with remaining lease obligations and estimated future carry costs associated with two remaining fee simple properties. The average term of these leased properties is 8 years with the longest obligation being 25 years. Below is a summary of disbursements related to the Company's Skipper's reserve:

       (Dollars in thousands)            Fiscal 2000

       Beginning Balance                   $ 3,428
       Planned charges / disbursements        (324)

       Balance at March 28, 2000           $ 3,104

NOTE 6:  Recapitalization

       On June 30, 1998 the Company received $101 million for a majority portion of its investment in Romacorp resulting in a net gain of $39.4 million. The Company's remaining minority interest of 19.9% is carried at cost of $6.7 million. Romacorp was a wholly-owned subsidiary of the Company throughout the Company's first fiscal quarter ended June 30, 1998; its results of operations through that date have been consolidated and reflected in the Consolidated Statements of Income for the fiscal year ended March 30, 1999.

NOTE 7: Income Taxes

        The provision (benefit) for income taxes consisted of the following:

                                  For the fiscal year ended
                                  March     March     March
                                   28,       30,       31,
       (Dollars in thousands)     2000      1999      1998

       Current:
          Federal                $ 9,368  $ 20,405   $ 9,856
          State/Foreign              349       576     1,369
                                   9,717    20,981    11,225

       Deferred:
          Federal                  2,530     2,934    (4,972)
          State/Foreign               93        77      (690)
                                   2,623     3,011    (5,662)

       Provision for income
          taxes                  $12,340  $ 23,992   $ 5,563


       The cumulative effect of the change in accounting principle of $175 thousand before income taxes resulted in a $61 thousand deferred tax benefit in fiscal 2000.


      The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                  For the fiscal year ended
                                  March     March     March
                                   28,       30,       31,
       (Dollars in thousands)      2000      1999      1998

       Tax computed at
          statutory rate         $12,340   $25,178   $ 5,563
       State taxes, net of
          federal effect ,and
          other, including
          goodwill amortization,
          the impact of the
          Romacorp recapitaliza-
          tion and tax credits        --    (1,186)       --

       Provision for income
          taxes                  $12,340   $23,992   $ 5,563


       Significant components of the Company's deferred tax assets and liabilities are as follows:

                                     March 28, March 30,
       (Dollars in thousands)           2000      1999

       Deferred tax assets:

       Insurance reserves             $ 5,095    $4,478
       Closure reserves                 2,111     2,970
       Other, net                       1,336     1,159
       Total deferred tax assets        8,542     8,607

       Deferred tax liabilities:

       Depreciation and amortization  (11,409)   (8,817)
       Other, net                      (1,017)   (1,112)
       Total deferred tax liabilities (12,426)   (9,929)

       Net deferred tax liability      (3,884)   (1,322)

          Current                       3,218     3,064
          Non-current                  (7,102)   (4,386)

        Cash paid for income taxes in fiscal 2000, 1999 and 1998 was $8.1 million, $19 million and $8.5 million, respectively.

NOTE 8:  Commitments

       The Company leases certain restaurant equipment and buildings under operating leases. Rent expense for fiscal 2000, 1999 and 1998 was $19 million, $16.8 million and $19.3 million, respectively, including contingent rents of approximately $1.1 million, $1.1 million and $1.4 million, respectively. The majority of the Company's leases contain renewal options for 1 to 5 years. The remaining leases may be renewed upon negotiations. Minimum lease payments for the next five years, including non-operating assets, at March 28, 2000 consisted of:

             Fiscal Year           (Dollars in thousands)

                2001                      $ 17,013
                2002                        14,465
                2003                        12,233
                2004                        10,280
                2005                         8,675
             Thereafter                     28,991

             Total minimum
               lease commitments          $ 91,657

       Total minimum lease payments have not been reduced by minimum sublease rentals of $4.7 million under operating leases due in the future under non-cancelable subleases.

NOTE 9:  Earnings per Share

       The following table sets forth the computation of basic and diluted earnings per share:

                                      Fiscal Year Ended
       (Amounts in thousands,    March 28,  March 30,   March 31,
       except per share data)      2000       1999         1998

       Numerator:
       Income before
          cumulative change in
          accounting principle  $  22,919  $  47,946   $  10,330

       Denominator:
          Weighted average
            shares                 23,920     24,622      24,694
          Employee stock options      324        370         415

       Denominator for diluted
          earnings per share       24,244     24,992      25,109

       Earnings per share -
          basic                     $ .96      $1.95        $.42

       Earnings per share -
          diluted                   $ .95      $1.92        $.41


NOTE 10: Stock Options

A summary of the Company's stock option activity and related information is presented below:

                         March 28,      March 30,      March 31,
                            2000           1999           1998
                          Weighted       Weighted       Weighted
                          Average        Average        Average
                          Exercise       Exercise       Exercise
(Options              Options Price  Options Price   Options Price
in thousands)

Outstanding-
  beginning of
  year                 1,566   $8.21  1,857   $ 7.77 1,763   $7.36
Granted                  403   $9.59    203   $11.17   258   $9.76
Canceled                (150)  $9.99   (176)  $ 8.81   (51)  $6.56
Exercised               (120)  $6.62   (318)  $ 7.20  (113)  $6.49

Outstanding-
  end of year          1,699   $8.49  1,566   $ 8.21 1,857   $7.77

Exercisable-end of
  year                 1,151   $7.91  1,157   $ 7.65 1,263   $7.51

Weighted average
  fair value per
  share of options
  granted during
  the year                     $3.69          $ 3.93         $3.77

        Exercise prices for options outstanding as of March 28, 2000 ranged from $5.00 to $14.75 and the weighted average remaining contractual life is 5 years.

       The Company has a 1994 Non-Qualified Stock Option Plan under which 3,291,450 shares of common stock are reserved for issuance to employees and officers at an exercise price equal to the fair market value of the common stock on the date of grant and vest over a four-year period in equal annual amounts and expire 10 years from the date of grant.

       Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The following table summarizes information about stock options as of March 28, 2000:

(Shares)              Outstanding Stock         Exercisable Stock
in thousands)              Options                    Options
                           Weighted
                           Average    Weighted           Weighted
                  Number  Remaining   Average     Number Average
                    of   Contractual  Exercise      of   Exercise
                  Shares     Life      Price      Shares  Price

Range of
Exercise Prices

$ 5.00  to $ 7.375  659   4.8 years   $  6.33      567    $ 6.16
$ 7.656 to $11.25   959   4.9 years   $  9.60      566    $ 9.53
$11.50  to $14.75    81   8.4 years   $ 12.92       17    $12.37


       The Company measures pro forma compensation expense of its employee stock options using the intrinsic value based method of accounting. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation". The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998; risk-free interest rate of 6.28%, 4.87% and 5.96%, respectively; volatility factor of the expected market price of the Company's common stock of 30.6%, 29.8% and 28.9%, respectively, and an average expected life of the option of 5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

(Dollars in thousands, except per share data)

                     2000              1999             1998
                  As     Pro       As      Pro       As      Pro
               Reported  Forma  Reported  Forma   Reported  Forma

Income before
 cumulative
 effect of
 change
 in accounting
 principle     $22,919  $22,639  $47,946  $47,656  $10,330 $10,070

Earnings
 per share
   - basic        $.96     $.95    $1.95    $1.94     $.42    $.41

Earnings
 per share
    - diluted     $.95     $.93    $1.92    $1.91     $.41    $.40

NOTE 11: Acquisitions

       Between March 27, 1997 and July 22, 1999 the Company acquired 391 Pizza Hut units, including 287 from PHI and 104 from other franchisees. These acquisitions were funded through the Company's revolving credit facility or the issuance of senior notes. The purchase prices of these acquisitions were allocated between facilities and equipment and franchise rights. The following table summarizes these acquisitions:

    (Dollars in millions)
                             Purchase      # Units Purchased
     Acquired From   Date     Price   Fiscal    Fiscal      Fiscal
                                        2000     1999     1998

     PHI          3/27/97     $28.1      --        --       66
                   6/5/97     $31.0      --        --       52
                   2/4/99     $31.0 1    --        99       --
                  7/22/99     $33.6      70        --       --

     Other
     Franchisees: 4/16/97     $ 2.5      --        --        4
                  5/15/97     $57.0      --        --      100

       Total
       Units
       Acquired                          70        99      222

        1 Does not include land purchased from seller in August 1999 for $2.6 million.

        In May 2000 the Company signed a letter of intent with PHI to acquire 64 units in a transaction scheduled to close in June 2000. This transaction will be funded through additional borrowings through the Company's revolving credit facility.

       The following table indicates the pro forma results of the 99-unit acquisition which was completed on February 4, 1999. Pro forma results are not presented for the 70-unit acquisition in July 1999, due to the size of the acquisition.
       Pro Forma Results (unaudited)

       (Dollars in thousands,           March 30,    March 31,
       except per share data)              1999         1998

       As reported:
          Total revenues                $401,159     $455,297
          Net income                      47,946       10,330
          Net income per share-basic        1.95          .42
          Net income per share-diluted      1.92          .41

       Pro forma:
          Total revenues                $449,098     $510,854
          Pro forma net income            48,502       11,098
          Pro forma net income
            per share-basic                 1.97          .45
          Pro forma net income
            per share-diluted               1.94          .44

       The table presents unaudited pro forma results for fiscal 1999 and 1998 assuming all units had been acquired as of the
beginning   of   the   periods  presented  and  reflects   certain
adjustments.

       The unaudited pro forma results shown are not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective periods or results that may occur in the future.

NOTE 12: Quarterly Results (unaudited)

(Dollars in
thousands,          First    Second   Third     Fourth    Annual
except per          Fiscal   Fiscal   Fiscal    Fiscal    Fiscal
share data)        Quarter  Quarter  Quarter   Quarter    Total

Year Ended
March 28, 2000
  Revenue          $107,676 $113,494 $114,544 $119,910  $455,624
  Income from
     restaurant
     operations      20,141   18,063   19,113   22,095    79,412
  Net facility
     action
     charges            270     (580)     500      340       530
  Cumulative
     effect of
     change in
     accounting
     principle          114       --       --       --       114
  Net income          6,563    5,260    4,734    6,248    22,805
  Earnings per
     share - basic      .26      .21      .20      .28       .95
  Earnings per
     share -
     diluted            .26      .21      .19      .28       .94

Year Ended
March 30, 1999
  Revenue          $115,502 $ 90,407 $ 89,429 $105,821  $401,159
  Income from
     restaurant
     operations      22,187   15,473   14,324   19,547    71,531
  Gain on
  recapitalization   39,400       --       --       --    39,400
  Net income         33,150    4,686    3,889    6,221    47,946
  Earnings per
     share - basic     1.34      .19      .16      .25      1.95
  Earnings per
     share - diluted   1.31      .19      .16      .25      1.92


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Effective  August  16, 1999 as discussed in  the  Company's filing on From 8-K/A dated August 16, 1999 the Audit Committee recommended and the Board of Directors approved the selection of KPMG LLP as independent public accountants of the Company for the fiscal year ended March 28, 2000. KPMG LLP audited the financial statements of the Company for fiscal years ended March 30, 1999 and March 28, 2000. A representative of KPMG LLP will be present at the Annual Meeting with the opportunity to make a statement if he desires to do so and will be available to respond to appropriate questions.

        KPMG LLP's reports on the Company's financial statements for the fiscal years ended March 28, 2000 and March 30, 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

       During the fiscal years ended March 28, 2000 and March 30, 1999 there were no disagreements with KPMG LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with their audit report.

       During the fiscal years ended March 28, 2000 and March 30, 1999 there were no reportable events (as defined in Securities and Exchange Commission Regulations S-K Item 304(a)(1)(v)).

        Effective July 27, 1998 as discussed in the Company's filing on Form 8-K dated July 30, 1998, the Company's Audit Committee recommended and the Board of Directors approved a change in independent accountants from Ernst & Young LLP to PricewaterhouseCoopers LLP.

         PricewaterhouseCoopers LLP's report on the Company's financial statements for the fiscal year ended March 30, 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal year ended March 30, 1999 there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its audit report.

       During  the fiscal year ended March 30, 1999 there were  no
reportable   events  (as  defined  in  Securities   and   Exchange
Commission Regulations S-K Item 304(a)(1)(v)).

        Ernst & Young LLP's report on the Company's financial statements for the fiscal year ended March 31, 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal year ended March 31, 1998 and during subsequent interim periods though June 30, 1998 there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its audit reports.

        During the fiscal year ended March 31, 1998 and during subsequent interim periods through June 30, 1998 there were no reportable events (as defined in Securities and Exchange Commission Regulations S-K Item 304(a)(1)(v)).


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item (except for the information set forth in Item 4A of Part I hereof with respect to the Registrant's executive officers) is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 11, 2000 to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


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

                              PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS  ON
          FORM 8-K

(a) List of Documents filed as part of this Report:

    1) Financial Statements

       Report of Independent Accountants

       Consolidated Balance Sheets as of March 28, 2000 and  March
       30, 1999

       Consolidated Statements of Income for the years ended March 28, 2000, March 30, 1999 and March 31, 1998

       Consolidated Statements of Stockholders' Equity for the years ended March 28, 2000, March 30, 1999 and March 31, 1998

       Consolidated Statements of Cash Flows for the years ended March 28, 2000, March 30, 1999 and March 31, 1998

       Notes to Consolidated Financial Statements

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

    3) Exhibits (numbered in accordance with Item 601 of
       Regulation S-K)


                                          Page Number or
Exhibit                                   Incorporation
Number Description                        by Reference from

2.1    Recapitalization Agreement         Exhibit 2-A to
       among Romacorp, Inc.,              Form 8-K
       NPC International, Inc.,           filed May 8, 1998
       NPC Restaurant Holdings,           EDGAR 927025-98-000081
       Inc. and Sentinel Capital
       Partners, L.P.

3.1    Restated Articles of               Exhibit 3(a) to Form S-1
       Incorporation                      Registration Statement
                                          effective August 14, 1984
                                          File #2-91885

3.2    Certificate of Amendment to        Amended by Form 8-K
       Restated Articles of               filed May 30, 1991
       Incorporation dated August 7,
       1986, Certificate of
       Amendment to Restated
       Articles of Incorporation dated
       July 31, 1987 and Certificate of
       Change of Location of Registered
       Office dated October 20, 1987

3.3    Bylaws                             Exhibit 3(b) to Form S-1
                                          Registration Statement
                                          effective August 14, 1984
                                          File #2-91885

3.4    Certificate of Amendment to        Exhibit B to Proxy
       Restated Articles                  Statement for Annual
       of Incorporation of National       Meeting filed June 13,
       Pizza Company                      1994
       Effective July 12, 1994            EDGAR 748714-94-000007

4.1    Specimen Stock Certificate         Exhibit 1 to Form 8-A
       for Common Stock                   filed July 31, 1995
                                          EDGAR 748714-94-000016

10.01  Franchise Agreement between        Exhibit 10.01 to Form
       Pizza Hut, Inc. and                10-Q filed
       NPC International, Inc.            August 1, 1994
       (sample document) effective        EDGAR 748714-94-000
       March 30, 1994                     016

10.02  Assignment of and Blanket          Exhibit 10.02 to Form
       Amendment to Franchise             10-K filed
       Agreements                         June 6, 1997
                                          EDGAR 748714-97-000017

10.03  1995 Franchise Agreement           Exhibit 10.03 to Form
       between Pizza Hut, Inc.            10-K filed
       and NPC Management, Inc.           June 6, 1997
                                          EDGAR 748714-97-000017

10.04  Profit Sharing Plan of NPC         Exhibit 10.25 to Form
       International, Inc. dated          10-K for the year
       July 1, 1992, as amended           ended March 30, 1993

                                          Exhibit 10.29 to Form
                                          10-K for the year
                                          ended March 29, 1994
                                          EDGAR 748714-94-000009

                                          Exhibit 10.33 to Form
                                          10-Q filed
                                          August 1, 1994
                                          EDGAR 748714-94-000016

10.05  Fourth Amendment to the            Exhibit 10.05 to Form
       NPC International,                 10-K
       Inc. Profit Sharing Plan           filed June 6, 1997
       dated July 1, 1992                 EDGAR 748714-97-000017


10.06  Fifth Amendment to the             Exhibit 10.06 to Form
       NPC International, Inc.            10-K
       Profit Sharing Plan                filed June 6, 1997
       effective July 12, 1994            EDGAR 748714-97-000017


10.07  Sixth Amendment to the             Exhibit 10.07 to Form
       NPC International, Inc.            10-K filed
       Profit Sharing Plan dated          June 6, 1997
       January 1, 1997                    EDGAR 748714-97-000017

10.08  Seventh Amendment to the           Exhibit 10.08 to Form
       NPC International, Inc.            10-K
       Profit Sharing Plan                filed June 6, 1997
       effective January 1, 1997          EDGAR 748714-97-000017

10.09  NPC International, Inc. 1984       Exhibit 10(t) to Form
       Amended and Restated Stock         10-K filed
       Option Plan                        June 25, 1990

10.10  NPC International, Inc. 1994       Exhibit A to Proxy
       Stock Option                       Statement to Annual
       Plan dated May 3, 1994             Meeting of Stockholders
                                          filed June 13, 1994
                                          EDGAR 748714-94-000007

10.11  Senior Note Purchase Agreement     Exhibit 10.26 to Form
       made by and between Pacific        10-K for the year
       Mutual Life Insurance Company,     ended March 30, 1993
       Pacific Corinthian Life Insurance
       Company, Lutheran Brotherhood      Exhibit 10.39 to Form
       and NPC International, Inc.,       10-K for the year
       as amended                         ended March 28, 1995

                                          Exhibit 10.43 to Form
                                          10-K for the year
                                          ended March 28, 1995

                                          Exhibit 10.44 to Form
                                          10-K for the year
                                          ended March 28, 1995

10.12  Amendment to the Senior Note       Exhibit 10.12  to Form
       Purchase Agreement                 10-K filed June 6,
       made by and between Pacific        1997
       Mutual Life Insurance              EDGAR 748714-97-000017
       Company, Pacific Corinthian
       Life Insurance Company,
       Lutheran Brotherhood and NPC
       International, Inc.
       dated May 29, 1996

10.13  Amendment to the Senior Note       Exhibit 10.13  to Form
       Purchase Agreement                 10-K filed June 6,
       made by and between Pacific        1997
       Mutual Life Insurance              EDGAR 748714-97-000017
       Company, Pacific Corinthian
       Life Insurance Company,
       Lutheran Brotherhood and
       NPC International, Inc.
       dated March 3, 1997

10.14  Amendment to the Senior Note       Exhibit 10.14 to Form
       Purchase Agreement                 10-K
       made by and between Pacific        filed June 6, 1997
       Mutual Life Insurance              EDGAR 748714-97-000017
       Company, Pacific Corinthian
       Life Insurance Company,
       Lutheran Brotherhood and NPC
       International, Inc. dated
       May 8, 1997

10.15  NPC Management, Inc.               Exhibit 10.15 to Form
       $50 million 7.94% Senior           10-K
       Guaranteed Notes due May 1,        filed June 6, 1997
       2006, dated May 1, 1997            EDGAR 748714-97-000017

10.16  $160 million Revolving Credit      Exhibit 10.16 to Form
       Agreement dated                    10-K
       as of March 5, 1997 among          filed June 6, 1997
       NPC International,                 EDGAR 748714-97-000017
       Inc., various banks and
       Texas Commerce Bank
       National Association as Agent
       and NationsBank of Texas, N.A.
       as Documentation Agent

10.17  Amended and Restated Revolving     Exhibit 10.17 to Form
       Credit Agreement                   10-K
       dated May 8, 1997, effective       filed June 6, 1997
       March 26, 1997, among              EDGAR 748714-97-000017
       NPC Management, Inc., various
       banks and Texas Commerce Bank
       National Association as Agent
       and NationsBank of Texas, N.A.
       as Documentation Agent

10.18  $15 Million Revolving Credit       Exhibit 10.18 to Form
       Agreement dated as of March 5,     10-K filed
       1997 among NPC International,      June 6,1997
       Inc., various banks and Texas      EDGAR 748714-97-000017
       Commerce Bank National
       Association as Agent

10.19  $15 Million Amended and            Exhibit 10.19 to Form
       Restated Revolving                 10-K
       Credit Agreement dated as          filed June 6, 1997
       of May 8, 1997 among               EDGAR 748714-97-000017
       NPC International, Inc.,
       various banks and Texas
       Commerce Bank National
       Association as Agent

10.20  Amended and Restated               Exhibit 10.20 to Form
       Master Shelf and                   10-K
       Assumption Agreement dated         filed June 6, 1997
       May 8, 1997, effective             EDGAR 748714-97-000017
       March 26, 1997, between NPC
       Management, Inc. and The
       Prudential Insurance Company
       of America

10.21  Leases between the Company and     Exhibit 10(e) to
       Messrs. Bicknell and Elliott       Form S-1
                                          Registration Statement
                                          effective August 14, 1984
                                          File #2-91885

10.23  Acquisition agreement by and       Exhibit 2.0 to Form 8-K
       among Seattle Crab Co.,            filed March 28, 1996
       NPC International, Inc. and
       Skipper's, Inc. dated as of
       March 25, 1996

10.24  Lease Indemnification              Exhibit 2.1 to Form 8-K
       Agreement                          filed March 28, 1996

10.25  Liability Assumption Agreement     Exhibit 2.2 to Form 8-K
                                          filed March 28, 1996

10.26  Environmental Compliance           Exhibit 2.3 to Form 8-K
       Agreement                          filed March 28, 1996

10.27  Non-Competition Agreement          Exhibit 2.5 to Form 8-K
                                          filed March 28, 1996

10.28  Amendment to Assignment of         Exhibit 10.29 to Form
       and Blanket                        10-K for the year
       Amendment to Franchise Agreements  ended March 31, 1998


10.29  Amendment to the Adoption          Exhibit 10.29 to Form
       Agreement of the                   10-K for the year ended
       Existing Retirement                March 30, 1999
       Plan to Activate
       the 401(k) Plan effective
       January 1, 1999

10.30  NPC International, Inc.            Exhibit 10.30 to Form
       Non-Qualified                      10-K for the year
       Executive Deferred                 ended March 30, 1999
       Compensation Plan
       Effective December 1, 1998

10.31  NPC International, Inc.            Exhibit 10.31 to Form
       Deferred Compensation and          10-K for the year
       Retirement Plan                    ended March 30, 1999
       Established January 1, 1999

10.32  Pizza Hut National Purchasing      Exhibit 10.32 to Form
       Coop, Inc. Membership              10-K for the year
       Subscription and                   ended March 30, 1999
       Commitment Agreement

11     Statement Regarding Computation    Exhibit 11 to Form 10-K
       of Per Share Earnings              for the year ended
                                          March 28, 2000

16     Letter Regarding Change            Exhibit 16 to Form 8-K/A
       in Certifying Accountants          filed August 18, 1999

16     Letter Regarding Change            Exhibit 16 to Form 8-K
       in Certifying Accountants          filed July 30, 1998

21     List of Subsidiaries               Exhibit 21 to Form 10-K
                                          for the year ended
                                          March 28, 2000

23     Consent of Independent Auditors    Exhibit 23 to Form 10-K
                                          for the year ended
                                          March 28, 2000

27     Financial Data Schedule            Exhibit 27 to Form 10-K
                                          for the year ended
                                          March 28, 2000

(b) Reports on Form 8-K:

       The following forms were filed on Form 8-K during the quarter ended March 28, 2000:

       Announcement addressing AmeriServe Bankruptcy filed January
31, 2000.


                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the 26th day of May, 2000 on its behalf by the undersigned, thereunto duly authorized.


NPC INTERNATIONAL, INC.



By
     Troy D. Cook
     Senior Vice President, Chief Financial Officer,
     Treasurer, Secretary
     (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of May, 2000.



                              Chairman of the Board,
     O. Gene Bicknell         Chief Executive Officer and
                              Director
                              (Principal Executive Officer)



                              President, Chief Operating
     James K. Schwartz        Officer and Director




                              Senior Vice President, Chief
     Troy D. Cook             Financial Officer, Treasurer
                              and Secretary
                              (Principal Financial Officer)



                              Director
     Fran D. Jabara



                              Director
     Robert E. Cressler



                              Director
    Michael Braude



                              Director
     William A. Freeman



                              Director
     Michael W. Gullion



Exhibit 11


       STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


                                       Fiscal Year Ended
(Dollars in thousands,           March 28,   March 30, March 31,
except share data)                  2000        1999      1998


Numerator:
Income before cumulative
  Change in accounting
  principle                      $ 22,919    $ 47,946   $ 10,330

Denominator:
Denominator for basic
  earnings per share -
  weighted average shares          23,920      24,622     24,694
Effect of dilutive
 securities:
  employee stock options              324         370        415

Denominator for diluted
  earnings per
  share - adjusted weighted
  average shares and assumed
  conversions                      24,244      24,992     25,109

Earnings per share - basic           $.96       $1.95       $.42
Earnings per share - dilutive        $.95       $1.92       $.41


Exhibit 21


                      NPC International, Inc.
                       List of Subsidiaries


NPC Management, Inc.
NPC Restaurant Holdings, Inc.
NPC Restaurants LP
National Catering Company
Seattle Restaurant Equipment Company, Inc.



Exhibit 23


                      NPC International, Inc.
                Consent of Independent Accountants



       We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-2233 and Form S-8 No. 33-37354) pertaining to the NPC International, Inc. 1984 Non-Qualified Stock Option Plan, As Amended, and the Registration Statement (Form S-8 No. 33-56399) pertaining to the NPC International, Inc. 1994 Non-Qualified Stock Option Plan of our report dated April 28, 2000, with respect to the consolidated financial statements included in the Annual Report (Form 10-K) of NPC International, Inc.

                                                     KPMG LLP

Kansas City, Missouri
May 26, 2000



                      NPC International, Inc.
                  Consent of Independent Auditors




       We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-2233 and Form S-8 No. 33-37354) pertaining to the NPC International, Inc. 1984 Non-Qualified Stock Option Plan, As Amended, and the Registration Statement (Form S-8 No. 33-56399) pertaining to the NPC International, Inc. 1994 Non-Qualified Stock Option Plan of our report dated May 5, 1998 with respect to the consolidated financial statement included in the Annual Report (Form 10-K) of NPC International, Inc. for the year ended March 28, 2000.

                                            ERNST & YOUNG LLP

Kansas City, Missouri
May 26, 2000

STOCKHOLDER DATA

Registrar and Transfer Agent

American Stock Transfer & Trust Company
40 Wall Street
New York, New York  10005

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the Stock Transfer Department of American Stock Transfer at the above address.

Corporate Officers, Directors and Key Personnel

O. Gene Bicknell
Chairman of the Board,
Chief Executive Officer and Director

James K. Schwartz
President, Chief Operating Officer and Director

Troy D. Cook
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

D. Blayne Vaughn
Vice President, Pizza Hut Operations
Western Division

L. Bruce Sharp
Vice President, Pizza Hut Operations
Southern Division

Robert R. Greene
Vice President, Pizza Hut Operations
Eastern Division

LaVonne K. Walbert
Vice President Human Resources

Linda K. Lierz
Vice President Marketing

Frank S. Covvey
Vice President Information Systems

James K. Villamaria
Risk and Regulatory Counsel

Fran D. Jabara, Director
President of Jabara Ventures Group

Robert E. Cressler, Director
Partner in Diverse Direction, Inc.

William A. Freeman, Director
Senior Vice President and Chief Financial Officer of Semitool,
Inc.

Michael Braude, Director
President and Chief Executive Officer of the Kansas City Board of
Trade

Michael W. Gullion, Director
Chairman of the Board of Directors and Chief Executive Officer of
Gold Banc Corporation, Inc.

Independent Accountants
KPMG LLP
1000 Walnut, Ste. 1600
Kansas City, MO 64106