Form 10-Q
period 2000-06-27
NPC INTERNATIONAL INC
filed 2000-07-25
CIK 748714

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Quarter Ended
June 27,2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's class of common stock as of July 21, 2000:

            Common Stock, $0.01 par value - 22,260,285






                      NPC INTERNATIONAL, INC.



INDEX


                                                      PAGE

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets --
             June 27, 2000 and March 28, 2000           3

          Consolidated Statements of Income --
             For the Thirteen Weeks Ended
             June 27, 2000 and June 29, 1999            4

          Consolidated Statements of Cash Flows --
             For the Thirteen Weeks Ended
             June 27, 2000 and June 29, 1999            5

          Notes to Consolidated Financial Statements    6

          Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations                              7


PART II.  OTHER INFORMATION                            14


PART I.   FINANCIAL INFORMATION
ITEM I.  Financial Statements

                      NPC International, Inc.
                    Consolidated Balance Sheets
                 (Unaudited, dollars in thousands)


ASSETS                               June 27, 2000  March 28, 2000
Current assets:
 Cash and cash equivalents               $  3,730    $  3,842
 Accounts receivable, net                   2,026         946
 Inventories of food and supplies           3,497       3,154
 Deferred income tax asset                  3,218       3,218
 Prepaid insurance premiums                   487         948
 Prepaid rent payments                      1,714       1,581
 Prepaid expenses and other
  current assets                              990         682
   Total current assets                    15,662      14,371

Facilities and equipment, net             138,147     126,556
Franchise rights, less accumulated
 amortization of $35,800 and
 $33,605, respectively                    253,866     239,607
Goodwill, less accumulated
 amortization of $1,595 and
 $1,562, respectively                       2,546       2,578
Investments, at cost                        6,738       6,738
Other assets                                6,420       5,705
TOTAL ASSETS                             $423,379    $395,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                        $ 12,728    $ 12,011
 Payroll taxes                              2,008       2,150
 Sales taxes                                2,575       2,457
 Accrued interest                           1,059       3,509
 Accrued payroll                            8,518       9,775
 Income tax payable                         5,822       3,730
 Current portion of closure reserve         1,000       1,000
 Insurance reserves                         5,931       5,277
 Other accrued liabilities                  6,063       5,184
   Total current liabilities               45,704      45,093

Long-term debt                            189,900     166,900
Deferred income tax liability               7,102       7,102
Closure reserve                             3,885       4,205
Other deferred items                        4,805       4,736
Insurance reserves                          9,000       9,000

Stockholders' equity:
 Common stock, $.01 par value
 100,000,000 shares authorized,
   27,592,510 issued                          276         276
Paid-in capital                            22,108      21,975
Retained earnings                         181,739     175,908
                                          204,123     198,159
Less treasury stock at cost,
 representing 5,332,225 and 5,158,730
 shares, respectively                     (41,140)    (39,640)
   Total stockholders' equity             162,983     158,519

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $423,379    $395,555

The accompanying notes are an integral part of these Consolidated
Financial Statements.

                      NPC International, Inc.
                 Consolidated Statements of Income
       (Unaudited, dollars in thousands, except share data)


                                          Thirteen Weeks Ended
                                      June 27, 2000 June 29, 1999

Net sales                               $120,886       $107,676

Cost of sales                             29,399         26,728
Direct labor                              34,853         30,653
Other                                     34,761         30,200
 Total operating expenses                 99,013         87,581

Income from restaurant operations         21,873         20,095

General and administrative expenses        6,132          5,319
Depreciation, amortization and
 pre-opening costs                         2,933          2,337

Operating income before facility actions  12,808         12,439
Net facility action charges                  940            270

Operating income                          11,868         12,169
Other income (expense):
 Interest expense                         (3,235)        (2,403)
 Miscellaneous                               338            504

Income before income taxes                 8,971         10,270

Provision for income taxes                 3,140          3,593

Income before cumulative effect
 of change in accounting principle         5,831          6,677
Cumulative effect of change in
 accounting principle, net of tax             --           (114)
Net income                              $  5,831       $  6,563

Earnings per share - basic
 before cumulative effect of change
 in accounting principle                $    .26       $    .27
Cumulative effect of change
 in accounting principle                      --           (.01)
Earnings per share - basic              $    .26       $    .26

Earnings per share - diluted before
 cumulative effect of change
 in accounting principle                $    .26       $    .27
Cumulative effect of change
 in accounting principle                      --           (.01)
Earnings per share - diluted            $    .26       $    .26

Weighted average shares
 outstanding - basic                  22,357,606     24,540,731

Weighted average shares
 outstanding - diluted                22,501,412     25,106,736


The accompanying notes are an integral part of these Consolidated
Financial Statements.

                      NPC International, Inc.
               Consolidated Statements of Cash Flows
                 (Unaudited, dollars in thousands)


                                          Thirteen Weeks Ended
                                      June 27, 2000 June 29, 1999

Operating Activities:

Net income                              $  5,831       $  6,563
 Depreciation and amortization             7,090          6,268
 Net facility action charges                 940            270
Change in assets and liabilities,
   net of acquisitions:
 Accounts receivable, net                 (1,080)           427
 Inventories of food and supplies           (105)          (202)
 Prepaid expenses and other
   current assets                            (28)           292
 Accounts payable                            717          3,891
 Payroll taxes                              (142)          (426)
 Accrued interest                         (2,450)        (1,634)
 Accrued payroll                          (1,257)        (2,014)
 Income tax payable                        2,092          3,371
 Insurance reserves                          654             60
 Other accrued liabilities                   505           (282)
  Net cash flows provided by
   operating activities                   12,767         16,584

Investing Activities:

Capital expenditures                     (14,155)        (9,688)
Changes in other assets and
   liabilities, net                       (1,786)          (924)
Proceeds from sale of capital assets         622            896
Acquisitions, net of cash acquired       (18,718)            --
 Net cash flows used in
   investing activities                  (34,037)        (9,716)

Financing Activities:

Purchase of treasury stock                (1,400)            --
Net change in revolving
 credit agreements                        30,525          2,000
Payment of long-term debt                 (8,000)        (8,000)
Exercise of stock options                     33            236
 Net cash flows provided by
   (used in) financing activities         21,158         (5,764)

Net Change in Cash and Cash Equivalents     (112)         1,104

Cash and Cash Equivalents at
 Beginning of Period                       3,842          4,021

Cash and Cash Equivalents at
 End of Period                          $  3,730       $  5,125



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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report on Form 10-K for the fiscal year ended March 28, 2000.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 27, 2000 and March 28, 2000, the results of operations for the thirteen weeks ended June 27, 2000 and June 29, 1999, and cash flows for thirteen weeks ended June 27, 2000 and June 29, 1999. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.


Note 2  -  Acquisitions

On July 22, 1999 the Company acquired 70 Pizza Hut units from Pizza Hut, Inc. ("PHI") located in Alabama (16), Florida (14), Georgia (20) and Kentucky (20) for $33.6 million plus an amount for cash on hand, inventories and certain prepaid items. These 52 restaurants and 18 delivery/carryout units generated approximately $48 million in sales during the 52 weeks ended May 1999. The purchase price of this acquisition was funded through the Company's revolving credit facility and was allocated between facilities and equipment and franchise rights.

On June 8, 2000 the Company acquired 64 Pizza Hut units from PHI located in Iowa (58), Illinois (4) and Georgia (2) for $18,650,000 plus an amount for cash on hand, inventories and certain prepaid items. These 38 restaurants and 26 delivery/carryout units generated approximately $41 million in sales during the 52 weeks ended March 2000. The purchase price of this acquisition was funded through the Company's revolving credit facility and was allocated between facilities and equipment and franchise rights.


Note 3  -  Change in Accounting Principle

The Company has adopted Statement of Position 98-5 "Accounting for Costs of Start-up Activities," which required the Company to expense pre-opening costs as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle. Previously, the Company capitalized costs associated with the opening of its restaurants and amortized those costs over twelve months from the unit's opening date. The adoption resulted in a charge in the first quarter of fiscal 2000 of $175,000 or $114,000 net of taxes to expense costs that had previously been capitalized prior to March 30, 1999. This change also resulted in the discontinuance of amortization of pre-opening costs in subsequent periods.


Note 4  -  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share before the cumulative effect of a change in accounting principle:

                                          Thirteen Weeks Ended
                                      June 27, 2000 June 29, 1999
 Numerator:

 Income before cumulative
   effect of change in
   accounting principle              $ 5,831,000     $  6,677,000

 Denominator:

 Weighted average shares              22,357,606       24,540,730

 Employee stock options                  143,806          566,006

 Denominator for diluted
   earnings per share                 22,501,412       25,106,736

Earnings per share - Basic           $       .26     $        .27

Earnings per share - Diluted         $       .26     $        .27


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to Consolidated Financial Statements included in this Form 10-Q and the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 28, 2000.

Overview - The Company is the largest Pizza Hut franchisee in the world and at June 27, 2000, operated 842 Pizza Hut units in 27 states. The Company and its franchisor, PHI, have agreed that the Company may acquire additional Pizza Hut units and, as a result, operate up to a total of 1,300 units, subject to availability and certain conditions. The Company estimates that it operates approximately 12% of the entire Pizza Hut system excluding licensed units.

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

Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. The fiscal years ending March 27, 2001 and March 28, 2000 both contain 52 weeks.

Facility Actions and Closure Reserves- In the fourth quarter of fiscal 1998 the Company recorded a charge of $11.4 million for facility actions at 95 locations. This plan called for the closure of 31 units, the consolidation of 11 units into existing locations and the consolidation and relocation of 53 Pizza Hut units to 45 new locations to redefine trade areas, improve market presence and to upgrade certain assets to more competitive formats. Relocated units are moved to improved trade areas and fall into the following categories: relocation of delivery units to more visible locations and formats; relocation of older dine-in assets in rural markets to new prototype units; and conversion of certain metro markets to main-path restaurants.

Of the 95 units to be closed as part of this strategy, 81 units have been closed including 3 units in the current quarter. Ten remaining units are expected to be closed and four units will remain in operation. During fiscal 2000 the Company was been able to extinguish certain lease liabilities for several closed units at terms more favorable than anticipated when the estimated liability was initially established. Additionally, five leases were restructured making it feasible to scrape (demolish) the existing building and rebuild a new facility at the current location, thereby making it unnecessary to abandon the site and incur the related closing costs. Furthermore, the Company concluded that four units originally identified for closure would remain in operation at their current locations due to improvement in store performance and outlook resulting primarily from surrounding positive economic changes. As a result of these specific events, during fiscal 2000 the Company updated its estimate of the liability needed to complete the facility actions and determined that it was appropriate to reverse $1.18 million of the $11.4 million impairment and loss provision recorded in March 1998.

Below is a summary of the net charges/disbursements that were planned as part of the 1998 impairment and loss provision related to the Company's planned activities:

                                 Thirteen Weeks       From
                                     Ended            Plan
                                 June 27, 2000     Inception
(Dollars in thousands)

       Beginning Balance           $ 1,761         $11,400
       Planned charges /
          disbursements, net          (623)         (9,082)
       (Income) expense impacts:
          Favorable changes to
           lease terms and other
           estimates                    --          (1,010)
          Modifications due to
           economic changes             --            (170)
       Sub-total                        --          (1,180)

       Balance at June 27, 2000    $ 1,138          $ 1,138

The balance at June 27, 2000 is included in "closure reserves" on the Company's balance sheet and consists of estimates of obligations to be paid subsequent to the closure of the unit and cost to de-identify the assets upon closure as required by the Company's franchise agreement. The amount utilized from plan inception includes $7.1 million related to impairment and loss on disposition of assets and intangibles. Management believes the remaining balance is adequate to complete the planned activities. However, the estimate includes assumptions regarding the Company's ability to sub-lease properties and/or buy out of lease obligations; accordingly, actual results could differ from amounts estimated. Amounts utilized apply only to actions provided for in the plan. During the thirteen weeks ended June 27, 2000 the Company made $623,000 in net planned disbursements which included $517,000 in costs associated with the early extinguishment of certain lease liabilities upon terms favorable to the Company.

Fiscal 2000 Facility Action Provisions - During fiscal 2000 the Company recorded a $1.7 million provision for facility actions at 39 locations consisting of $1.2 million for assets and intangibles that were impaired as a result of the closure decision and $500 thousand of de-identification costs and contractual lease carry costs. Of the 39 properties included in these charges, four units closed without replacement. These four units generated approximately $994 thousand in sales and $93 thousand in net loss from restaurant operations during fiscal 2000.

Below is a summary of the net charges/disbursements that were planned as part of the fiscal 2000 facility actions:

                                       Thirteen Weeks
                                Number     Ended       From Plan
                               of Units June 27, 2000  Inception
(Dollars in thousands)

       Beginning Balance                  $  340         $    --
       Provision                  39          --           1,710
       Planned charges /
        disbursements, net                    --          (1,370)
       Balance at June 27, 2000           $  340         $   340

During the current quarter disbursements made related to the above charge were fully offset by amounts received.

Fiscal 2001 Facility Action Provision - During the first quarter of fiscal 2001 the Company recorded a $940,000 provision for facility actions at 17 locations consisting of $542,000 for assets and intangibles that were impaired as a result of the closure decision and $334,000 of de-identification costs and contractual lease carry costs.

Below is a summary of the net charges/disbursements that were planned as part of the fiscal 2001 facility actions:
                                               Thirteen Weeks
                                   Number           Ended
                                  of Units      June 27, 2000
(Dollars in thousands)

       Beginning Balance                           $    --
       Provision                      17               940
       Planned charges /
          disbursements, net                          (606)
       Balance at June 27, 2000                    $   334


The Company expects to continue to accrue contractual closure costs, and, if appropriate, impair asset values at the time the decision is made to close or relocate. These closure decisions under future phases of the Company's asset re-imaging initiative are expected to be made as often as quarterly.

Skipper's Reserves - Effective March 25, 1996 the Company sold Skipper's Inc. but retained certain assets and liabilities primarily related to the closure of 77 properties in February 1995. The retained assets were recorded at fair value in accordance with SFAS No. 121 and the remaining assets are reflected in assets held for sale. At June 27, 2000 the remaining closure reserve consists largely of future net lease carry costs associated with 20 leased properties with remaining lease obligations and estimated future carry costs associated with two remaining fee simple properties. The average term of these leased properties is 8 years with the longest obligation being 25 years. Below is a summary of net charges/disbursements related to the Company's Skipper's reserve:
                                         Thirteen Weeks
                                             Ended
                                         June 27, 2000
(Dollars in thousands)

       Beginning Balance                    $  3,104
       Planned charges /
          disbursements, net                     (30)

       Balance at June 27, 2000            $   3,074

Activity with respect to unit count during the quarter is set forth in the table below:

                 2001 FIRST QUARTER UNIT ACTIVITY

                     Beginning Developed  Closed  Acquired Ending
 Company Owned
 Pizza Hut
  Restaurant          615        16        (16)      38      653
  Delivery            167         2         (6)      26      189

 Total Company Owned  782        18        (22)      64      842


Results of Operations - The "operations summaries" set forth an overview of revenue and operating expenses as a percent of revenue for the thirteen weeks ended June 27, 2000 and June 29, 1999 (dollars in thousands) for each concept operated by the Company.
Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, franchise fees, and insurance among other costs directly associated with operating a restaurant facility.

                       PIZZA HUT OPERATIONS
                            (Unaudited)

                                          Thirteen Weeks Ended
                                      June 27, 2000 June 29, 1999
  Revenue:
  Restaurant Sales                    $  94,596        $ 82,669
  Delivery Sales                         26,290          25,007
     Total Revenue                    $ 120,886        $107,676

  Restaurant Operating Expenses
  as a Percentage of Revenue:

  Total Expenses: (1)
  Cost of Sales                           24.3%           24.8%
  Direct Labor                            28.8%           28.5%
  Other                                   28.8%           28.0%
     Total Operating Expenses             81.9%           81.3%
  Restaurant Based Income                 18.1%           18.7%

  Restaurant Expenses: (2)
  Cost of Sales                           24.5%           24.9%
  Direct Labor                            27.8%           27.3%
  Other                                   30.1%           29.1%
     Total Operating Expenses             82.4%           81.3%
  Restaurant Based Income                 17.6%           18.7%

  Delivery Expenses: (3)
  Cost of Sales                           23.5%           24.6%
  Direct Labor                            32.6%           32.4%
  Other                                   23.9%           24.6%
     Total Operating Expenses             80.0%           81.6%
  Restaurant Based Income                 20.0%           18.4%

  (1) As a percent of total revenue
  (2) As a percent of restaurant sales
  (3) As a percent of delivery sales


Comparison of Operating Results for the Thirteen Weeks Ended
June 27, 2000 with the Thirteen Weeks Ended June 29, 1999

Revenue was $120.9 million during the quarter, which was $13.2 million or 12.3% above the $107.7 million reported in the same period last year. This growth was primarily due to $14.2 million of sales generated by the 70 units acquired in July 1999 and the 64 units acquired on June 8, 2000. Also contributing to sales growth was a 1.8% increase in comparable store sales. Acquired unit sales, combined with comparable store sales improvement, more than offset the impact of store closure activity since the same period of the prior year.

Company wide comparable store sales for the quarter increased 1.8% while rolling over strong comparable sales growth of 5.4% last year. The Company's growth was driven by the continued success of the Company's asset re-imaging program. Forty-one stores that have been re-imaged in the last 18 months accounted for 2.4% of the Company's comparable store sales growth during the quarter. The favorable impact of this program is primarily reflected in the Company's dine-in restaurants which increased comparable store sales 2.1% while rolling over comparable store sales growth of 4.7% last year. The Company's delivery units recorded 0.8% comparable store sales growth while rolling over strong growth of 7.1% last year. Last year's strong growth in both dine-in and delivery restaurants was largely attributable to the successful Big New Yorker pizza which Pizza Hut launched in late January 1999 and promoted exclusively through mid-May 1999.

Cost of sales as a percent of revenue decreased 50 basis points compared to same period last year. This improvement was primarily attributable to a decline in cheese costs of approximately 18% and the favorable impact of a new beverage contract. These favorable events were partially offset by an increase of approximately 17% in meat ingredient costs and product mix changes. (See Effects of Inflation and Other Matters for additional information on cheese and other ingredient costs.)

Direct labor increased 30 basis points compared to the same quarter last year due to increasing wage rates that were not fully offset by productivity gains and higher labor costs in the 64 stores acquired June 8, 2000. (See Effects of Inflation and Other Matters for additional information on labor costs.)

Other operating expense increased 80 basis points compared to last year. The increase was due to an increase in the effective royalty rate of approximately 20 basis points (due to the 6.5% royalty rate on the 70-unit and 64-unit acquisitions), increased occupancy costs associated with re-imaged assets and increases in certain other operating costs. The effect of the higher royalty rate resulting from the acquisitions is entirely reflected in the Company's restaurant units.


General, Administrative and Other Items

General and administrative expenses as a percent of revenue were 5.1% during the current quarter compared to 4.9% during the same quarter of the prior year. These costs increased as a percent of revenue due largely to the addition of field infrastructure to support the calendar year 1999 acquisitions. On a nominal dollar basis general and administrative expenses increased to $6.1 million during the current quarter from $5.3 million during the same quarter last year. This increase was primarily due to growth associated with acquisitions.

Depreciation, amortization and pre-opening costs increased $596,000 or 25.5% for the quarter compared to the same period of the prior year. The increase was due to an increase in pre-opening cost (due to re-imaging plan activity) and an increase in franchise rights amortization associated with the July 1999 acquisition. Pre-opening costs increased to $527,000 from $151,000 last year.

See Facility Actions and Closure Reserve section of this report for discussions relating to the quarter facility action charges.

Interest charges for the quarter were $832,000 or 34.6% higher than the same period of the prior year primarily due to increased borrowings associated with the July 1999 and June 2000 acquisitions, stock re-purchase activity and re-imaging investments.

Miscellaneous income was $338,000 for the quarter compared to $504,000 reported last year. The decline in miscellaneous income was due to a higher gain on sale or disposition of assets and intangibles occurring during the prior year.

Income  before  the  cumulative effect of a change  in  accounting principle for the quarter was $5.8 million compared to $6.7 million recorded in the same period of the prior year. As in the prior year, taxes are being provided at an effective rate of 35%.

For the quarter, income before net facility action charges and the cumulative effect of a change in accounting principle was $6,442,000 or $.29 per diluted share compared to $6,853,000 or $.27 per diluted share last year.

Components of diluted earnings per share were as follows:

                                        Thirteen Weeks Ended
                                 June 27, 2000    June 29, 1999

Income before cumulative
 effect of change
 in accounting principle
 and facility action
 charges, net of tax               $  .29           $    .27

Cumulative effect of change
 in accounting principle,
 net of tax                            --               (.01)

Facility action charges,
 net of tax                          (.03)                --

Earnings per share - diluted       $  .26           $    .26


Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. After-tax cash flow, excluding the impact of facility action charges, increased 6% or $740,000 over the same quarter last year. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $12.8 million for the thirteen weeks ended June 27, 2000 compared to the $16.6 million reported in the prior year. This decline was largely due to the timing differences in the Company's working capital accounts compared to the prior year.

Restaurant development, start-up technology investments and normal recurring capital expenditures resulted in $14.2 million of total capital expenditures for the thirteen weeks ended June 27, 2000 compared to $9.7 million of total capital expenditures for the same period of the prior year. The increase was largely due to new store development associated with the Company's asset re-imaging program.

The Company anticipates cash flow from operations and capacity under its existing line of credit will be sufficient to fund continuing expansion, acquisitions and improvements and to service debt obligations. In addition, management is evaluating the use of a sale-leaseback facility to finance a significant portion of the Company's investment in its asset re-imaging program.

In addition to cash provided by operations, the Company has a $180 million unsecured revolving line of credit through June 2003. This line of credit agreement was amended, restated and extended during the current quarter. This agreement, previously a $200 million line of credit expiring May 2001, includes an accordion feature which allows the Company to increase its borrowing capacity to $200 million in the future if necessary. At June 27, 2000 the Company had $45.6 million in unused borrowing capacity under this agreement. The Company's debt facilities contain restrictions on additional borrowing and dividend payments as well as requirements to maintain various financial ratios and a minimum net worth. Retained earnings of $33.6 million was available for the payment of dividends at June 27, 2000 under existing debt covenants. The $18.7 million acquisition of 64 Pizza Hut units that closed June 8, 2000 was funded through the Company's unsecured line of credit. (See Note 2 for information regarding the 64-unit acquisition.) Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its revolving line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience and is common in the restaurant industry.

During the thirteen weeks ended June 27, 2000 the Company re-purchased 163,350 shares for $1.4 million and at June 27, 2000 589,050 shares remained authorized for re-purchase.

During the thirteen weeks ended June 27, 2000 the Company made all scheduled principal and interest payments.

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

During the quarter cheese prices were approximately 18% lower than the costs incurred during the comparable period of the prior year. Based upon available forecasts, management expects cheese costs to be approximately 20% below last year's levels during the Company's second fiscal quarter and to be approximately 10% below last year's levels for fiscal 2001.

Increases in interest rates would directly affect the Company's financial results. Approximately 41% of the Company's debt is under fixed rate agreements including senior notes and fixed swap agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates.


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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended June 27, 2000.


Item 2.  Changes in Securities

None


Item 3.  Defaults upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

     The following Exhibits are filed as part of this Report:

     Exhibit 10.21 - Second Amended and Restated Revolving Credit
     Agreement

     Exhibit 10.22 - Amended and Restated Master Guaranty

     Exhibit 10.23 - Second Amended and Restated Swingline Note

     Exhibit 10.24 - Second Amended and Restated Note

     Exhibit 27 - Financial Data Schedule

 (b) Reports on Forms 8-K (incorporated by reference)

      The following reports on Form 8-K were filed during the quarter ended June 27, 2000:

      June 6, 2000 Completion of the 64 Pizza Hut unit acquisition from Pizza Hut, Inc.


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NPC INTERNATIONAL, INC.
                                        (Registrant)



DATE: July 24, 2000
 Senior Vice President Finance          Troy D. Cook
 Chief Financial Officer
 Principal Financial Officer


DATE: July 24, 2000
 Chief Accounting Officer               Susan G. Dechant
 Corporate Controller