Form 10-Q
period 2000-09-26
NPC INTERNATIONAL INC
filed 2000-10-24
CIK 748714

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Quarter Ended
September 26, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's class of common stock as of October 16, 2000:

            Common Stock, $0.01 par value - 21,834,737




                      NPC INTERNATIONAL, INC.



INDEX


                                                      PAGE
PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets --
             September 26, 2000 and March 28, 2000      3

          Consolidated Statements of Income --
             For the Thirteen and Twenty-Six Weeks
             Ended September 26, 2000 and
             September 28, 1999                         4

          Consolidated Statements of Cash Flows --
             For the Twenty-Six Weeks Ended
             September 26, 2000 and
             September 28, 1999                         5

          Notes to Consolidated Financial Statements    6

          Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations                              8


PART II.  OTHER INFORMATION                            16



PART I.   FINANCIAL INFORMATION
ITEM I.  Financial Statements

                      NPC International, Inc.
                    Consolidated Balance Sheets
                 (Unaudited, dollars in thousands)


ASSETS                             Sept. 26, 2000  March 28, 2000
Current assets:
 Cash and cash equivalents              $   4,362   $   3,842
 Accounts receivable, net                   1,079         946
 Inventories of food and supplies           3,707       3,154
 Deferred income tax asset                  3,218       3,218
 Prepaid insurance premiums                   251         948
 Prepaid rent payments                      1,702       1,581
 Prepaid expenses and other
  current assets                              965         682
   Total current assets                    15,284      14,371

Facilities and equipment, net             145,766     126,556
Franchise rights, less accumulated
 amortization of $38,112 and $33,605,
 respectively                             251,696     239,607
Goodwill, less accumulated amortization
 of $1,626 and $1,562, respectively         2,514       2,578
Investments, at cost                        6,738       6,738
Other assets                                6,800       5,705
TOTAL ASSETS                            $ 428,798   $ 395,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       $  11,390   $  12,011
 Payroll taxes                              2,122       2,150
 Sales taxes                                2,308       2,457
 Accrued interest                           2,635       3,509
 Accrued payroll                           10,138       9,775
 Income tax payable                         2,662       3,730
 Current portion of closure reserve         1,000       1,000
 Insurance reserves                         5,924       5,277
 Other accrued liabilities                  6,597       5,184
   Total current liabilities               44,776      45,093

Long-term debt                            194,500     166,900
Deferred income tax liability               7,102       7,102
Closure reserve                             3,739       4,205
Other deferred items                        5,564       4,736
Insurance reserves                          9,000       9,000

Stockholders' equity:
 Common stock, $.01 par value
 100,000,000 shares authorized,
 27,592,510 issued                            276         276
Paid-in capital                            22,238      21,975
Retained earnings                         186,434     175,908
                                          208,948     198,159
Less treasury stock at cost,
 representing 5,761,273 and
 5,158,730 shares, respectively           (44,831)    (39,640)
   Total stockholders' equity             164,117     158,519

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $ 428,798   $ 395,555

The accompanying notes are an integral part of these Consolidated
Financial Statements.


                      NPC International, Inc.
                 Consolidated Statements of Income
       (Unaudited, dollars in thousands, except share data)

                                Thirteen        Twenty-Six
                              Weeks Ended       Weeks Ended
                           Sept. 26, 2000      Sept. 26, 2000
                               Sept. 28, 1999      Sept. 28, 1999


Net sales                 $ 125,616 $ 113,494 $ 246,502 $ 221,170

Cost of sales                32,147    31,023    61,546    57,751
Direct labor                 36,130    32,007    70,983    62,660
Other                        36,934    32,401    71,695    62,555
 Total operating expenses   105,211    95,431   204,224   182,966

Income from restaurant
 operations                  20,405    18,063    42,278    38,204

General and administrative
 expenses                     6,334     5,514    12,466    10,833
Depreciation, amortization
 and pre-opening costs        2,945     2,650     5,878     5,162

Operating income before
 facility actions            11,126     9,899    23,934    22,209
Net facility action charges     475      (580)    1,415      (310)

Operating income             10,651    10,479    22,519    22,519
Other income (expense):
 Interest expense            (3,704)   (2,770)   (6,939)   (5,142)
 Miscellaneous                  274       381       612       983

Income before income taxes    7,221     8,090    16,192    18,360

Provision for income taxes    2,527     2,830     5,667     6,423

Income before cumulative
 effect of change in
 accounting principle         4,694     5,260    10,525    11,937
Cumulative effect of
 change in accounting
 principle, net of tax           --        --        --      (114)
Net income                 $  4,694  $  5,260 $  10,525 $  11,823

Earnings per share - basic
 before cumulative effect
 of change in accounting
 principle                 $    .21  $    .21 $     .47 $     .49
Cumulative effect of
 change in accounting
 principle                       --        --        --      (.01)
Earnings per share - basic $    .21  $    .21 $     .47 $     .48

Earnings per share
 - diluted before
 cumulative effect
 of change in accounting
 principle                 $    .21  $    .21 $     .47 $     .48
Cumulative effect of
 change in accounting
 principle                       --        --        --      (.01)
Earnings per share
 - diluted                 $    .21  $    .21 $     .47 $     .47

Weighted average shares
 outstanding - basic     21,973,675
                                   24,511,409
                                             22,165,640
                                                       24,526,070

Weighted average shares
 outstanding - diluted   22,136,958
                                   24,884,705
                                             22,319,185
                                                       24,995,721


The accompanying notes are an integral part of these Consolidated
Financial Statements.


                      NPC International, Inc.
               Consolidated Statements of Cash Flows
                 (Unaudited, dollars in thousands)


                                      Twenty-Six Weeks Ended
                                   Sept. 26, 2000  Sept. 28, 1999

Operating Activities:

Net income                             $  10,525      $  11,823
 Depreciation and amortization            14,665         12,851
 Gain on disposition of assets              (407)          (605)
 Net facility action charges               1,415           (310)
Change in assets and liabilities,
  net of acquisitions:
 Accounts receivable, net                   (133)           435
 Inventories of food and supplies           (315)          (250)
 Prepaid expenses and other
  current assets                             114            599
 Accounts payable                           (621)        (2,080)
 Payroll taxes                               (28)          (218)
 Accrued interest                           (874)           274
 Accrued payroll                             363           (190)
 Income tax payable                       (1,068)         1,163
 Insurance reserves                          647            294
 Other accrued liabilities                 1,452          1,092
  Net cash flows provided by
   operating activities                   25,735         24,878

Investing Activities:

Capital expenditures                     (29,131)       (20,695)
Changes in other assets and
 liabilities, net                           (415)        (1,210)
Change in closure reserves                (1,058)          (889)
Proceeds from sale of capital assets       1,939          1,769
Acquisitions, net of cash acquired       (18,718)       (36,905)
 Net cash flows used in investing
  activities                             (47,483)       (57,930)

Financing Activities:

Purchase of treasury stock                (4,962)        (1,111)
Net change in revolving
 credit agreements                        35,096         40,700
Payment of long-term debt                 (8,000)        (8,000)
Exercise of stock options                     35            333
 Net cash flows provided
  by financing activities                 22,169         31,922

Net Change in Cash and
 Cash Equivalents                            520         (1,130)

Cash and Cash Equivalents
 at Beginning of Period                    3,842          4,021

Cash and Cash Equivalents
 at End of Period                      $   4,362      $   2,891




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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 26, 2000 and March 28, 2000, the results of operations for the thirteen and twenty-six weeks ended September 26, 2000 and September 28, 1999, and cash flows for twenty-six weeks ended September 26, 2000 and September 28, 1999. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

On June 8, 2000 the Company acquired 64 Pizza Hut units from PHI located in Iowa (58), Illinois (4) and Georgia (2) for $18.7 million plus an amount for cash on hand, inventories and certain prepaid items. These 38 restaurants and 26 delivery/carryout units generated approximately $41 million in sales during the 52 weeks ended March 2000. The purchase price of this acquisition was funded through the Company's revolving credit facility and was allocated between facilities and equipment and franchise rights.

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

The following table sets forth the computation of basic and diluted earnings per share before the cumulative effect of a change in accounting principle:

                                Thirteen        Twenty-Six
                              Weeks Ended       Weeks Ended
                          Sept. 26, 2000       Sept. 26, 2000
                               Sept. 28, 1999      Sept. 28, 1999

Numerator:

 Income before
   cumulative effect
   of change in accounting
   principle              $4,694,000
                                  $5,260,000
                                             $10,525,000
                                                     $11,937,000

Denominator:

 Weighted average shares  21,973,675
                                  24,511,409
                                              22,165,640
                                                      24,526,070

 Employee stock options   163,283
                                  373,296
                                              153,545
                                                      469,651

 Denominator for diluted
  earnings per share      22,136,958
                                  24,884,705
                                              22,319,185
                                                      24,995,721


Earnings per share
 - basic                 $   .21   $   .21    $   .47    $   .49

Earnings per share
 - diluted               $   .21   $   .21    $   .47    $   .48


Note 5  -  New Accounting Pronouncements

In  June  1998,  the  Financial Accounting  Standards  Board  (the
"FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related change in fair value on the hedged item in the consolidated statement of income, and requires that a company must formally document, designate and assess the effectiveness of transactions that received hedge accounting.

In June 1999, the FASB amended SFAS 133 to extend the required adoption date from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The amendment was in response to issues identified by FASB constituents regarding implementation difficulties. A company may implement SFAS 133 as of the beginning of any fiscal quarter after issuance, (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. When adopted, SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS 133.

The Company plans to adopt these statements in fiscal 2001 and does not anticipate that adoption of these statements will have a significant impact on its consolidated financial position or its future results of operations.

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

Overview - The Company is the largest Pizza Hut franchisee in the world and at September 26, 2000, operated 841 Pizza Hut units in 27 states. The Company and its franchisor, PHI, have agreed that the Company may acquire additional Pizza Hut units and, as a result, operate up to a total of 1,300 units, subject to availability and certain conditions. The Company estimates that it operates approximately 12% of the entire Pizza Hut system excluding licensed units.

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

Facility Actions and Closure Reserves - In the fourth quarter of fiscal 1998 the Company recorded a charge of $11.4 million for facility actions at 95 locations. This plan called for the closure of 31 units, the consolidation of 11 units into existing locations and the consolidation and relocation of 53 Pizza Hut units to 45 new locations to redefine trade areas, improve market presence and to upgrade certain assets to more competitive formats. Relocated units are moved to improved trade areas and fall into the following categories: relocation of delivery units to more visible locations and formats; relocation of older dine-in assets in rural markets to new prototype units; and conversion of certain metro markets to main-path restaurants.

Of the 95 units to be closed as part of this strategy, 82 units have been closed including one unit in the current quarter. Eight remaining units are expected to be closed and five units will remain in operation. During fiscal 2000 the Company was able to extinguish certain lease liabilities for several closed units at terms more favorable than anticipated when the estimated liability was initially established. Additionally, five leases were restructured making it feasible to scrape (demolish) the existing building and rebuild a new facility at the current location, thereby making it unnecessary to abandon the site and incur the related closing costs. Furthermore, the Company concluded that four units originally identified for closure would remain in operation at their current locations due to improvement in store performance and outlook resulting primarily from surrounding positive economic changes. As a result of these specific events, during fiscal 2000 the Company updated its estimate of the liability needed to complete the facility actions and determined that it was appropriate to reverse $1.18 million of the $11.4 million impairment and loss provision recorded in March 1998.


Below is a summary of the net charges/disbursements that were planned as part of the 1998 impairment and loss provision related to the Company's planned activities:

                                         Twenty-Six
                        Thirteen Weeks     Weeks        From
                            Ended          Ended        Plan
                        Sept. 26, 2000 Sept. 26, 2000 Inception
(Dollars in thousands)

Beginning balance             $1,138      $1,761       $11,400
Planned charges /
  disbursements, net             (94)       (717)       (9,176)
(Income) expense impacts:
   Favorable changes
     to lease terms
     and other estimates          --          --        (1,010)
   Modifications due
     to economic changes          --          --          (170)
      Sub-total                   --          --        (1,180)

Balance at
 September 26, 2000           $1,044      $1,044       $ 1,044


The balance at September 26, 2000 is included in "closure reserves" on the Company's balance sheet and consists of estimates of obligations to be paid subsequent to the closure of the unit and cost to de-identify the assets upon closure as required by the Company's franchise agreement. The amount utilized from plan inception includes $7.1 million related to impairment and loss on disposition of assets and intangibles. Management believes the remaining balance is adequate to complete the planned activities. However, the estimate includes assumptions regarding the Company's ability to sub-lease properties and/or buy out of lease obligations; accordingly, actual results could differ from amounts estimated. Amounts utilized apply only to actions provided for in the plan. During the twenty-six weeks ended September 26, 2000 the Company made $717,000 in net planned disbursements, which included $532,000 in costs associated with the early extinguishment of certain lease liabilities upon terms favorable to the Company.

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

Below is a summary of the net charges/disbursements that were planned as part of the fiscal 2000 facility actions:

                               Thirteen     Twenty-Six
                                 Weeks        Weeks        From
                     Number     Ended         Ended        Plan
                    of Units  Sept. 26,     Sept. 26,     Incep-
2000                  2000       tion

(Dollars in thousands)

Beginning Balance               $   340     $   340       $    --
Provision              39            --          --         1,710
Planned charges /
 disbursements, net                (100)       (100)       (1,470)

Balance at
 September 26, 2000              $  240      $  240       $   240


During the first quarter this year disbursements made were fully offset by amounts received.

Fiscal 2001 Facility Action Provisions - During the current year-to-date the Company has recorded additional closure provisions. During the quarter ended June 27, 2000 the Company recorded a $940,000 provision for facility actions at 17 locations consisting of $542,000 for assets and intangibles that were impaired as a result of the closure decision and $398,000 for estimated de-identification costs and contractual lease carry costs. During the current quarter, the Company recorded a $475,000 provision for facility actions at 20 locations consisting of $280,000 for assets and intangibles that were impaired as a result of the closure provision and $195,000 for estimated de-identification costs and contractual lease carry costs. Of the 37 properties included in these charges, one unit closed without replacement. This unit generated approximately $318 thousand in sales and $5 thousand in net income from restaurant operations during fiscal 2000.

Below is a summary of the net charges/disbursements that were planned as part of the fiscal 2001 facility actions:

                                       Thirteen   Twenty-Six
                                        Weeks       Weeks
                          Number        Ended       Ended
                         of Units     Sept. 26,   Sept. 26,
                                        2000         2000
(Dollars in thousands)

Beginning Balance                       $  334      $   --
First quarter facility
 action charge              17              --         940
Second quarter
 facility action charge     20             475         475
                            37             809       1,415
Planned charges /
 disbursements                            (237)       (843)

Balance at
 September 26, 2000                     $  572      $  572

The Company expects to continue to accrue contractual closure costs, and, if appropriate, impair asset values at the time the decision is made to close or relocate. These closure decisions under future phases of the Company's asset re-imaging initiative are expected to be made as often as quarterly.

Skipper's Reserves - Effective March 25, 1996 the Company sold Skipper's Inc. but retained certain assets and liabilities primarily related to the closure of 77 properties in February 1995. The retained assets were recorded at fair value in accordance with SFAS No. 121 and the remaining assets are reflected in assets held for sale. At September 26, 2000 the remaining closure reserve consists largely of future net lease carry costs associated with 18 leased properties with remaining lease obligations and estimated future carry costs associated with two remaining fee simple properties. The average term of these leased properties is 7 years with the longest obligation being 24 years. Below is a summary of net charges/disbursements related to the Company's Skipper's reserve:
                                                Twenty-Six
                            Thirteen Weeks        Weeks
                                Ended             Ended
                            Sept. 26, 2000    Sept. 26, 2000
(Dollars in thousands)

Beginning balance              $ 3,074             $3,104
Planned charges /
 disbursements                    (192)              (222)

Balance at
 September 26, 2000            $ 2,882             $2,882


Activity with respect to unit count during the quarter is set forth in the table below:



                 2001 SECOND QUARTER UNIT ACTIVITY

                   Beginning Developed  Closed  Acquired Ending

 Restaurant           653        14      (12)       0      655
 Delivery             189         0       (3)       0      186

 Total                842        14      (15)       0      841


                  2001 YEAR-TO-DATE UNIT ACTIVITY

 Restaurant           615        30      (28)      38      655
 Delivery             167         2       (9)      26      186

 Total                782        32      (37)      64      841


Results of Operations - The "operations summaries" set forth an overview of revenue and operating expenses as a percent of revenue for the thirteen and twenty-six weeks ended September 26, 2000 and September 28, 1999 (dollars in thousands) for each concept operated by the Company. Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, franchise fees, and insurance among other costs directly associated with operating a restaurant facility.


                       PIZZA HUT OPERATIONS
                            (Unaudited)

                                Thirteen          Twenty-Six
                              Weeks Ended         Weeks Ended
                          Sept. 26, 2000       Sept. 26, 2000
                               Sept. 28, 1999      Sept. 28, 1999

   Revenue
   Restaurant Sales       $ 97,304  $ 88,228  $191,900 $170,897
   Delivery Sales           28,312    25,266    54,602   50,273
      Total Revenue       $125,616  $113,494  $246,502 $221,170

   Restaurant Operating Expenses
   as a Percentage of Revenue:

   Total Expenses (1)
   Cost of Sales             25.6%     27.3%     25.0%    26.1%
   Direct Labor              28.8%     28.2%     28.8%    28.3%
   Other                     29.4%     28.6%     29.1%    28.3%
      Total Operating
       Expenses              83.8%     84.1%     82.9%    82.7%
   Income from
   Restaurant Operations     16.2%     15.9%     17.2%    17.3%

   Restaurant Expenses (2)
   Cost of Sales             25.7%     27.4%     25.1%    26.1%
   Direct Labor              27.7%     27.1%     27.7%    27.2%
   Other                     30.8%     29.7%     30.5%    29.4%
      Total Operating
      Expense                84.2%     84.2%     83.3%    82.7%
   Restaurant Based
   Income                    15.8%     15.8%     16.7%    17.3%

   Delivery Expenses (3)
   Cost of Sales             25.3%     27.2%     24.4%    25.9%
   Direct Labor              32.4%     32.1%     32.5%    32.3%
   Other                     24.5%     24.5%     24.2%    24.5%
     Total Operating
     Expense                 82.2%     83.8%     81.1%    82.7%
   Delivery Based Income     17.8%     16.2%     18.9%    17.3%

  (1) As a percent of total revenue
  (2) As a percent of restaurant sales
  (3) As a percent of delivery sales


Comparison of Operating Results for the Thirteen and Twenty-Six
Weeks Ended September 26, 2000 with the Thirteen and Twenty-Six
Weeks Ended September 28, 1999

Revenue for the quarter was $125.6 million, which was $12.1 million or 10.7% above the $113.5 million reported in the same period last year. For the year-to-date, revenue was $246.5 million for an increase of $25.3 million or 11.5% over the $221.1 million reported last year. This growth was primarily due to $12.6 million and $26.8 million of incremental sales during the quarter and year-to-date, respectively, generated by the 70 units acquired on July 22, 1999 and the 64 units acquired on June 8, 2000. Also contributing to sales growth was a 1.7% and 1.8% increase in
comparable   store   sales  for  the  quarter  and   year-to-date,
respectively. Acquired unit sales, combined with comparable store sales improvement, more than offset the impact of store closure activity since the same periods of the prior year.

Comparable stores sales increased 1.7% for the quarter and 1.8% for the year-to-date while rolling over comparable store sales growth of 2.7% and 4% for the same periods last year. This growth was driven by the continued success of the Company's asset re-imaging program. Fifty-four stores that have been re-imaged in the last 18 months accounted for 2.7% and 2.5% of the Company's comparable store sales growth during the quarter and year-to-date, respectively. The favorable impact of this program is primarily reflected in the Company's dine-in restaurants which increased comparable store sales 2.2% for the quarter and year-to-date, while lapping comparable store sales growth of 2.1% and 3.4%, respectively, last year. The Company's delivery units recorded a decline in comparable stores sales of 0.3% for the quarter and 0.2% growth for the year-to-date, while rolling over comparable store sales growth of 3.1% and 5.1% for the quarter and year-to-date last year.

Cost of sales as a percent of revenue decreased 170 and 110 basis points for the quarter and year-to-date compared to the same periods of the prior year. This improvement was primarily attributable to a decline in cheese costs of approximately 29% and 24% for the quarter and year-to-date and the favorable impact of a new beverage contract. These favorable events were partially offset by an increase of approximately 10% and 13% for the quarter and year-to-date in meat ingredient costs over the prior year. (See Effects of Inflation and Other Matters for additional information on cheese and other ingredient costs.)

During the quarter and year-to-date, direct labor costs increased 60 and 50 basis points due to increasing wage rates that were not fully offset by productivity gains and higher labor costs in the 64 stores acquired June 8, 2000. (See Effects of Inflation and Other Matters for additional information on labor costs.)

Other operating expense increased 80 basis points for the quarter and year-to-date compared to the same periods of the prior year. The increase in these costs was due to increased depreciation expense associated with the Company's re-imaging activity, an increase in the royalty rate due to higher royalties in acquisition markets and increases in certain other operating costs. The effect of the higher royalty rate resulting from the acquisitions is entirely reflected in the Company's restaurant units.

General, Administrative and Other Items

General and administrative expense increased 10 basis points for the quarter and 20 basis points for the year-to-date compared to the same periods of the prior year largely due to the addition of field infrastructure to support the calendar year 1999 acquisitions. On a nominal dollar basis, general and administrative expenses increased $820 thousand or 14.9% and $1.6 million or 15.1% for the quarter and year-to-date, respectively, compared to the same periods of the prior year. These increases were primarily due to growth associated with acquisitions.

Depreciation, amortization and pre-opening costs increased $295 thousand or 11.1% and $716 thousand or 13.9% for the quarter and year-to-date, respectively, compared to the same periods of the prior year. The increase for the quarter and year-to-date was due to an increase in pre-opening cost (due to re-imaging activity) and franchise rights amortization associated with the July 1999 and June 2000 acquisitions. Pre-opening costs of $414 thousand and $941 thousand were incurred during the quarter and year-to-date, respectively, compared to $144 thousand and $296 thousand recorded in the same periods of the prior year.

See Facility Actions and Closure Reserve section of this report for discussions relating to the quarter facility action charges.

Interest expense increased $934 thousand or 33.7% for the quarter and $1.8 million or 34.9% for the year-to-date due to increased
borrowings   associated  with  the  July  1999   and   June   2000
acquisitions, stock repurchase activity and re-imaging investments.

Miscellaneous income was $274 thousand and $612 thousand for the quarter and year-to-date, respectively, compared to $381 thousand and $983 thousand reported last year. The decline in miscellaneous income was due to higher gains on sale or disposition of assets occurring during the prior year.

Income before the cumulative effect of a change in accounting principle was $4.7 million and $10.5 million for the quarter and year-to-date, respectively, compared to $5.3 million and $11.9 million in the prior year. As in the prior year, taxes are being provided at an effective rate of 35%.

For the quarter, income before net facility action charges and the cumulative effect of a change in accounting principle was $5,003,000 or $.23 per diluted share compared to $4,883,000 or $.20 per diluted share last year. For year-to-date, income before net facility action charges and the cumulative effect of change in accounting principle was $11,445,000 or $.51 per diluted share compared to $11,736,000 or $.47 per diluted share in the prior year.

Components of diluted earnings per share were as follows:

                                Thirteen        Twenty-Six
                              Weeks Ended       Weeks Ended
                          Sept. 26, 2000       Sept. 26, 2000
                               Sept. 28, 1999      Sept. 28, 1999

Income before cumulative
 of effect change in
 accounting principle
 and facility action
 charges,net of tax,     $   .23   $   .20     $   .51    $   .47

Cumulative effect of
 change in accounting
 principle, net of tax        --        --          --       (.01)

Facility action
 charges, net of tax        (.02)      .01        (.04)       .01

Earnings per share
 - diluted               $   .21   $   .21     $   .47    $   .47


Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. After-tax cash flow for the twenty-six weeks ended September 26, 2000, excluding the impact of facility action charges, increased 9% or $2.2 million over the same period last year. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $25.7 million for the twenty-six weeks ended September 26, 2000 compared to the $24.9 million reported in the prior year.

Restaurant development, start-up technology investments and normal recurring capital expenditures resulted in $29.1 million of total capital expenditures for the twenty-six weeks ended September 26, 2000 compared to $20.7 million of total capital expenditures for the same period of the prior year. The increase was largely due to new store development associated with the Company's asset re-imaging program.

The Company anticipates cash flow from operations and capacity under its existing line of credit will be sufficient to fund continuing expansion, acquisitions and improvements and to service debt obligations. In addition, management is evaluating the use of a sale-leaseback facility to finance a significant portion of the Company's investment in its asset re-imaging program.

In addition to cash provided by operations, the Company has a $180 million unsecured revolving line of credit through June 2003. This line of credit agreement was amended, restated and extended during the previous quarter. This agreement, previously a $200 million line of credit expiring May 2001, includes an accordion feature, which allows the Company to increase its borrowing capacity to $200 million in the future if necessary. At September 26, 2000 the Company had $38.7 million in unused borrowing capacity under this agreement. The Company's debt facilities contain restrictions on additional borrowing and dividend payments as well as requirements to maintain various financial ratios and a minimum net worth. Retained earnings of $32.4 million was available for the payment of dividends at September 26, 2000 under existing debt covenants. The $18.7 million acquisition of 64 Pizza Hut units that closed June 8, 2000 was funded through the Company's unsecured line of credit. (See Note 2 for information regarding the 64-unit acquisition.) Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its revolving line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience and is common in the restaurant industry.

During the twenty-six weeks ended September 26, 2000 the Company repurchased 574,850 shares for $4.9 million at an average price per share of $8.56 and at September 26, 2000 177,500 shares remained authorized for repurchase. Effective October 23, 2000 the Company's Board of Directors increased the number of shares authorized to repurchase by 500,000 shares for a total remaining authorization of 677,500.

During the twenty-six weeks ended September 26, 2000 the Company made all scheduled principal and interest payments.

Seasonality

The Company's Pizza Hut operations have not experienced significant seasonality in its sales; however, sales are largely driven through advertising and promotion and are adversely impacted in economic times that generally negatively impact consumer discretionary income such as back-to-school and holiday seasons.

Effects of Inflation

Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Because most of the Company's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect the Company's labor costs. The Company cannot always effect immediate price increases to offset higher costs and no assurance can be given that the Company will be able to do so in the future. Currently, Congress is considering legislation which could increase the minimum wage by as much as $1 per hour over a two-year period. Final legislation has not been passed to date but could be acted upon soon with an effective date as early as January 2001. Such legislation, if passed, would increase the Company's labor costs as a majority of the Company's food service personnel are paid at rates related to minimum wage. However, due to the uncertainty regarding this legislation, management cannot reliably estimate the potential impact upon labor costs at this time.

AmeriServe   Food   Distribution,  Inc.,   the   Company's   major
distributor, has reached a definitive agreement to sell its U.S. distribution business to McLane Company, Inc., a subsidiary of Wal-Mart Stores, Inc. As part of the sale, the Company agreed to a two-
year   contract  extension  and  will  incur  a  5%  increase   in
distribution   fees.   The  overall  impact   of   the   increased
distribution fees on cost of sales will be approximately 0.1%. This sale is anticipated to be completed in October. No assurances can be given that this transaction will be completed.

Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Significant changes in the price of cheese have an impact on the Company's food cost as a percent of revenue.

During the quarter and year-to-date, respectively, cheese prices were approximately 29% and 24% lower than the costs incurred during the comparable periods of the prior year. Based upon available forecasts, management expects cheese costs to be approximately 15% below last year's levels during the Company's third fiscal quarter and essentially flat compared to the prior year during the Company's fourth fiscal quarter.

Increases in interest rates would directly affect the Company's financial results. Approximately 40% of the Company's debt is under fixed rate agreements including senior notes and fixed swap agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates.

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

None

Item 3.  Defaults upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on July 11, 2000. At the meeting, shareholders elected one director.

Results of the voting in connection with this election were as follows:

Election of Director      For            Against

Martin C. Bicknell    20,031,318         433,602

The following directors were not required to stand for reelection at the meeting (the year in which each director's term expires is indicated in parenthesis):

O. Gene Bicknell (2001) and Michael Braude (2001)
James K. Schwartz (2002), William A. Freeman (2002) and Michael W.
Gullion (2002)

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

     The following Exhibits are filed as part of this Report:

     Exhibit 27 - Financial Data Schedule

 (b) Reports on Forms 8-K (incorporated by reference)

     The following reports on Form 8-K were filed during the quarter ended September 26, 2000:

     There were no Forms 8-K filed during the quarter.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NPC INTERNATIONAL, INC.
                                   (Registrant)


DATE: October 23, 2000             /s/ Troy D. Cook
 Senior Vice President Finance     Troy D. Cook
 Chief Financial Officer
 Principal Financial Officer


DATE: October 23, 2000             /s/ Susan G. Dechant
 Chief Accounting Officer          Susan G. Dechant
 Corporate Controller