Form 10-Q
period 2000-12-26
NPC INTERNATIONAL INC
filed 2001-01-24
CIK 748714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Quarter Ended     December 26, 2000

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

The number of shares outstanding of the registrant's class of common stock as of January 19, 2001:

Common Stock, $0.01 par value - 21,846,924

NPC INTERNATIONAL, INC.
INDEX	PAGE

PART I.     FINANCIAL INFORMATION
ITEM I.  Financial Statements
NPC International, Inc. Consolidated Balance Sheets (Unaudited, dollars in thousands)
Dec. 26, 2000	March 28, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 1,800	$ 3,842
Accounts receivable, net	1,304	946
Inventories of food and supplies	3,607	3,154
Deferred income tax asset	3,218	3,218
Prepaid insurance premiums	1,619	948
Prepaid rent payments	1,646	1,581
Prepaid expenses and other current assets	940	682
Total current assets	14,134	14,371
Facilities and equipment, net	154,466	126,556
Franchise rights, less accumulated amortization of $40,425 and $33,605, respectively	249,399	239,607
Goodwill, less accumulated amortization of $1,660 and $1,562, respectively	2,481	2,578
Investments, at cost	6,738	6,738
Other assets	6,701	5,705
TOTAL ASSETS	$ 433,919	$ 395,555
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 13,192	$ 12,011
Payroll taxes	1,844	2,150
Sales taxes	2,498	2,457
Accrued interest	1,394	3,509
Accrued payroll	8,511	9,775
Income tax payable	3,571	3,730
Current portion of closure reserve	1,000	1,000
Insurance reserves	5,607	5,277
Other accrued liabilities	7,106	5,184
Total current liabilities	44,723	45,093
Long-term debt	194,600	166,900
Deferred income tax liability	7,102	7,102
Closure reserve	3,510	4,205
Other deferred items	5,069	4,736
Insurance reserves	9,800	9,000
Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 27,592,510 issued	276	276
Paid-in capital	22,248	21,975
Retained earnings	191,304	175,908
	213,828	198,159
Less treasury stock at cost, representing 5,746,586 and 5,158,730 shares, respectively	(44,713)	(39,640)
Total stockholders' equity	169,115	158,519
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 433,919	$ 395,555
	========	========

The accompanying notes are an integral part of these Consolidated Financial Statements.
NPC International, Inc. Consolidated Statements of Income (Unaudited, dollars in thousands, except share data)
Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Dec. 26, 2000	Dec. 28, 1999	Dec. 26, 2000	Dec. 28, 1999

Net sales	$ 127,799	$ 114,544	$ 374,301	$ 335,714

Cost of sales	33,320	30,123	94,866	87,874
Direct labor	36,224	32,601	107,207	95,261
Other	37,196	32,707	108,891	95,262
Total operating expenses	106,740	95,431	310,964	278,397

Income from restaurant operations	21,059	19,113	63,337	57,317

General and administrative expenses	6,257	5,613	18,723	16,446
Depreciation, amortization and pre-opening costs	2,924	2,767	8,802	7,929

Operating income before facility actions	11,878	10,733	35,812	32,942
Net facility action charges	595	500	2,010	190

Operating income	11,283	10,233	33,802	32,752
Other income (expense):
Interest expense	(3,821)	(2,955)	(10,760)	(8,097)
Miscellaneous	31	8	643	991

Income before income taxes	7,493	7,286	23,685	25,646

Provision for income taxes	2,624	2,552	8,291	8,975

Income before cumulative effect of change in accounting principle	4,869	4,734	15,394	16,671
Cumulative effect of change in accounting principle, net of tax	--	--	--	(114)
Net income	$ 4,869	$ 4,734	$ 15,394	$ 16,557
	========	========	========	========
Earnings per share - basic before cumulative effect of change in accounting principle	$.22	$.20	$.70	$.68
Cumulative effect of change in accounting principle	--	--	--	--
Earnings per share - basic	$.22	$.20	$.70	$.68
	===	===	===	===
Earnings per share - diluted before cumulative effect of change in accounting principle	$.22	$.19	$.69	$.67
Cumulative effect of change in accounting principle	--	--	--	--
Earnings per share - diluted	$.22	$.19	$.69	$.67
	===	===	===	===

Weighted average shares outstanding - basic	21,841,377	24,180,398	22,057,553	24,410,846
	========	========	========	========

Weighted average shares outstanding - diluted	22,051,933	24,434,094	22,230,101	24,808,512
	========	========	========	========

The accompanying notes are an integral part of these Consolidated Financial Statements.

NPC International, Inc. Consolidated Statements of Cash Flows (Unaudited, dollars in thousands)
Thirty-Nine Weeks Ended
Dec. 26, 2000	Dec. 28, 1999
Operating Activities:

Net income	$ 15,394	$ 16,557
Depreciation and amortization	22,495	19,778
Net gain on disposition of assets	(424)	(605)
Net facility action charges	2,010	190
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(358)	693
Inventories of food and supplies	(215)	(32)
Prepaid expenses and other current assets	(1,327)	(678)
Accounts payable	1,181	(1,711)
Payroll taxes	(306)	(415)
Accrued interest	(2,115)	(1,018)
Accrued payroll	(1,264)	(1,977)
Income tax payable	(159)	2,205
Insurance reserves	1,131	828
Other accrued liabilities	1,653	1,397
Net cash flows provided by operating activities	37,696	35,212

Investing Activities:

Capital expenditures	(43,860)	(29,800)
Changes in other assets and liabilities, net	(513)	(2,302)
Change in closure reserves	(1,383)	(1,423)
Proceeds from sale of capital assets	2,353	2,671
Acquisitions, net of cash acquired	(18,733)	(37,275)
Net cash flows used in investing activities	(62,136)	(68,129)

Financing Activities:

Purchase of treasury stock	(4,920)	(16,629)
Net change in revolving credit agreements	37,196	59,100
Payment of long-term debt	(10,000)	(10,000)
Exercise of stock options	122	537
Net cash flows provided by financing activities	22,398	33,008

Net Change in Cash and Cash Equivalents	(2,042)	(91)

Cash and Cash Equivalents at Beginning of Period	3,842	4,021

Cash and Cash Equivalents at End of Period	$ 1,800	$ 4,112
	=======	=======

The accompanying notes are an integral part of these Consolidated Financial Statements.

NPC International, Inc. Notes to Consolidated Financial Statements (Unaudited)

Note 1  -  Basis of Presentation

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 26, 2000 and March 28, 2000, the results of operations for the thirteen and thirty-nine weeks ended December 26, 2000 and December 28, 1999, and cash flows for thirty-nine weeks ended December 26, 2000 and December 28, 1999. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The following table sets forth the computation of basic and diluted earnings per share before the cumulative effect of a change in accounting principle:
Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Dec. 26, 2000	Dec. 28, 1999	Dec. 26, 2000	Dec. 28, 1999
Numerator:

Income before cumulative effect of change in accounting principle	$ 4,869,000	$ 4,734,000	$15,394,000	$16,671,000

Denominator:

Weighted average shares	21,841,377	24,180,398	22,057,553	24,410,846

Employee stock options	210,556	253,696	172,548	397,666

Denominator for diluted earnings per share	22,051,933	24,434,094	22,230,101	24,808,512
	========	========	========	========

Earnings per share - basic	$.22	$.20	$.70	$.68
	===	===	===	===

Earnings per share - diluted	$.22	$.19	$.69	$.67
	===	===	===	===

Note 5  -  New Accounting Pronouncements

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

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS 133.

The Company is required to adopt these statements in the first quarter of fiscal 2002 and does not anticipate that adoption of these statements will have a significant impact on its consolidated financial position or its future results of operations.

Note 6  -  Majority Stockholder's Offer

The Company announced on December 13, 2000 that its Board of Directors had received an offer from O. Gene Bicknell to acquire the minority interest of the Company for $11.40 per share of common stock. Mr. Bicknell is Chairman, Chief Executive Officer and owner of approximately 65% of the Company's outstanding stock. Mr. Bicknell's offer was made contingent upon financing, among other terms. A special committee consisting of two independent directors, William A. Freeman and Michael Braude, has been formed to evaluate and respond to Mr. Bicknell's offer. The special committee has selected independent legal counsel and an independent financial advisor to represent the special committee and the Company with respect to the offer.

On January 9, 2001 the Company announced that three lawsuits seeking certification as class actions had been filed against the Company and several of its directors seeking to prevent the proposed purchase of the minority interest by Mr. Bicknell. The suits also seek damages in the event the transaction is consummated. Each of the petitions are against Mr. Bicknell, the Company, and the members of the Company's Board of Directors and are brought individually and as representative of a putative class excluding the defendants and their affiliates. Two of the petitions were filed in the District Court of Crawford County, Kansas on December 14 and 15, 2000 by Barry Feldman and James Miller, respectively. The third petition was filed by Harbor Finance Partners on December 28, 2000 in the District Court of Johnson County, Kansas. The Company believes the lawsuits are without merit and will vigorously defend the litigation. Accordingly, no accrual for damages is deemed necessary at this time.

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

Overview - The Company is the largest Pizza Hut franchisee in the world and at December 26, 2000, operated 837 Pizza Hut units in 27 states. The Company and its franchisor, PHI, have agreed that the Company may acquire additional Pizza Hut units and, as a result, operate up to a total of 1,300 units, subject to availability and certain conditions. The Company estimates that it operates approximately 12% of the entire Pizza Hut system excluding licensed units.

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

Of the 95 units to be closed as part of this strategy, 84 units have been closed including two units in the current quarter. Six remaining units are expected to be closed and five units will remain in operation. During fiscal 2000 the Company was able to extinguish certain lease liabilities for several closed units at terms more favorable than anticipated when the estimated liability was initially established. Additionally, five leases were restructured making it feasible to scrape (demolish) the existing building and rebuild a new facility at the current location, thereby making it unnecessary to abandon the site and incur the related closing costs. Furthermore, the Company concluded that four units originally identified for closure would remain in operation at their current locations due to improvement in store performance and outlook resulting primarily from surrounding positive economic changes. As a result of these specific events, during fiscal 2000 the Company updated its estimate of the liability needed to complete the facility actions and determined that it was appropriate to reverse $1.18 million of the $11.4 million impairment and loss provision recorded in March 1998.

Below is a summary of the net charges/disbursements that were planned as part of the 1998 impairment and loss provision related to the Company's planned activities:
(Dollars in thousands)	Thirteen Weeks Ended Dec. 26, 2000	Thirty-Nine Weeks Ended Dec. 26, 2000	From Plan Inception
Beginning balance	$ 1,044	$ 1,761	$ 11,400
Planned charges / disbursements, net	(108)	(825)	(9,284)
(Income) expense impacts:
Favorable changes to lease terms and other estimates	--	--	(1,010)
Modifications due to economic changes	--	--	(170)
Sub-total	--	--	(1,180)

Balance at December 26, 2000	$ 936	$ 936	$ 936
	=====	=====	======

The balance at December 26, 2000 is included in "closure reserves" on the Company's balance sheet and consists of estimates of obligations to be paid subsequent to the closure of the unit and cost to de-identify the assets upon closure as required by the Company's franchise agreement. The amount utilized from plan inception includes $7.1 million related to impairment and loss on disposition of assets and intangibles. Management believes the remaining balance is adequate to complete the planned activities. However, the estimate includes assumptions regarding the Company's ability to sub-lease properties and/or buy out of lease obligations; accordingly, actual results could differ from amounts estimated. Amounts utilized apply only to actions provided for in the plan. During the thirty-nine weeks ended December 26, 2000 the Company made $825,000 in net planned disbursements, which included $544,000 in costs associated with the early extinguishment of certain lease liabilities.

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

Below is a summary of the net charges/disbursements that were planned as part of the fiscal 2000 facility actions:
(Dollars in thousands)	Number of Units	Thirteen Weeks Ended Dec. 26, 2000	Thirty-Nine Weeks Ended Dec. 26, 2000	From Plan Inception
Beginning balance		$ 240	$ 340	$ --
Provision	39	--	--	1,710
Planned charges / disbursements, net		(77)	(177)	(1,547)

Balance at December 26, 2000		$ 163	$ 163	$ 163
		======	======	======

Fiscal 2001 Facility Action Provision - During the current year-to-date the Company has recorded additional closure provisions. During the quarter ended June 27, 2000 the Company recorded a $940,000 provision for facility actions at 17 locations consisting of $542,000 for assets and intangibles that were impaired as a result of the closure decision and $398,000 for estimated de-identification costs and contractual lease carry costs. During the quarter ended September 26, 2000, the Company recorded a $475,000 provision for facility actions at 20 locations consisting of $280,000 for assets and intangibles that were impaired as a result of the closure decision and $195,000 for estimated de-identification costs and contractual lease carry costs. During the current quarter, the Company recorded a $595,000 provision for facility actions at 11 locations consisting of $499,000 for assets and intangibles that were impaired as a result of the closure decision and $96,000 for estimated de-identification costs and contractual lease carry costs. Of the 48 properties included in these charges, one unit closed without replacement. This unit generated approximately $318 thousand in sales and $5 thousand in net income from restaurant operations during fiscal 2000.

Below is a summary of the net charges/disbursements that were planned as part of the fiscal 2001 facility actions:
(Dollars in thousands)	Number of Units	Thirteen Weeks Ended Dec. 26, 2000	Thirty-Nine Weeks Ended Dec. 26, 2000
Beginning balance		$ 572	$ --
First quarter facility action charge	17	--	940
Second quarter facility action charge	20	--	475
Third quarter facility action charge	11	595	595
	48	1,167	2,010
Planned charges / disbursements		(567)	(1,410)

Balance at December 26, 2000		$ 600	$ 600
		=====	=====

The Company expects to continue to accrue contractual closure costs, and, if appropriate, impair asset values at the time the decision is made to close or relocate. These closure decisions under future phases of the Company's asset re-imaging initiative are expected to be made as often as quarterly.

Skipper's Reserves - Effective March 25, 1996 the Company sold Skipper's Inc. but retained certain assets and liabilities primarily related to the closure of 77 properties in February 1995. The retained assets were recorded at fair value in accordance with SFAS No. 121 and the remaining assets are reflected in assets held for sale. At December 26, 2000 the remaining closure reserve consists largely of future net lease carry costs associated with 18 leased properties with remaining lease obligations. The average term of these leased properties is 7 years with the longest obligation being 24 years. Below is a summary of net charges/disbursements related to the Company's Skipper's reserve:
(Dollars in thousands)	Thirteen Weeks Ended Dec. 26, 2000	Thirty-Nine Weeks Ended Dec. 26, 2000
Beginning balance	$ 2,882	$ 3,104
Planned charges / disbursements	(71)	(293)

Balance at December 26, 2000	$ 2,811	$ 2,811
	======	======

Activity with respect to unit count during the quarter is set forth in the table below:

2001 THIRD QUARTER UNIT ACTIVITY
Beginning	Developed	Closed	Acquired	Ending
Restaurant	655	8	(11)	0	652
Delivery	186	1	(2)	0	185

Total	841	9	(13)	0	837
	===	===	===	===	===
2001 YEAR-TO-DATE UNIT ACTIVITY
Beginning	Developed	Closed	Acquired	Ending
Restaurant	615	38	(39)	38	652
Delivery	167	3	(11)	26	185

Total	782	41	(50)	64	837
	===	===	===	===	===

Results of Operations - The "operations summaries" set forth an overview of revenue and operating expenses as a percent of revenue for the thirteen and thirty-nine weeks ended December 26, 2000 and December 28, 1999 ( dollars in thousands) for each concept operated by the Company. Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, franchise fees, and insurance among other costs directly associated with operating a restaurant facility.
PIZZA HUT OPERATIONS (Unaudited)
Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Dec. 26, 2000	Dec. 28, 1999	Dec. 26, 2000	Dec. 28, 1999

Revenue:
Restaurant Sales	$ 97,273	$ 88,882	$ 289,173	$ 259,779
Delivery Sales	30,526	25,662	85,128	75,935
Total Revenue	$ 127,799	$ 114,544	$ 374,301	$ 335,714
	=======	=======	=======	=======
Restaurant Operating Expenses as a Percentage of Revenue:

Total Expenses: (1)
Cost of Sales	26.1%	26.3%	25.3%	26.2%
Direct Labor	28.3%	28.5%	28.6%	28.4%
Other	29.1%	28.5%	29.2%	28.3%
Total Operating Expenses	83.5%	83.3%	83.1%	82.9%
Restaurant Based Income	16.5%	16.7%	16.9%	17.1%
	=====	=====	=====	=====
Restaurant Expenses: (2)
Cost of Sales	26.2%	26.4%	25.5%	26.3%
Direct Labor	27.5%	27.6%	27.7%	27.3%
Other	30.8%	29.8%	30.5%	29.5%
Total Operating Expenses	84.5%	83.8%	83.7%	83.1%
Restaurant Based Income	15.5%	16.2%	16.3%	16.9%
	=====	=====	=====	=====
Delivery Expenses: (3)
Cost of Sales	25.8%	25.8%	24.9%	25.9%
Direct Labor	31.0%	31.6%	32.0%	32.0%
Other	23.5%	24.3%	23.9%	24.5%
Total Operating Expenses	80.3%	81.7%	80.8%	82.4%
Restaurant Based Income	19.7%	18.3%	19.2%	17.6%
	=====	=====	=====	=====

(1) As a percent of total revenue
(2) As a percent of restaurant sales
(3) As a percent of delivery sales
Comparison of Operating Results for the Thirteen & Thirty-Nine Weeks Ended
Dec. 26, 2000 with the Thirteen & Thirty-Nine Weeks Ended Dec. 28, 1999

Revenue for the quarter was $127.8 million, which was $13.3 million or 11.6% above the $114.5 million reported in the same period last year. For the year-to-date, revenue was $374.3 million for an increase of $38.6 million or 11.5% over the $335.7 million reported last year. This growth was primarily due to $10.5 million and $37.3 million of incremental sales during the quarter and year-to-date, respectively, generated by the 70 units acquired on July 22, 1999 and the 64 units acquired on June 8, 2000. Also contributing to sales growth was a 3.5% and 2.3% increase in comparable store sales for the quarter and year-to-date, respectively. Acquired unit sales, combined with comparable store sales improvement, more than offset the impact of store closure activity since the same periods of the prior year.

Comparable store sales increased 3.5% for the quarter while lapping comparable store sales growth of 3.4% during the same period last year. This growth was driven by the continued success of the Company's asset re-imaging plan and the success of The Insider Pizza promotion, which was the primary promotion during the quarter. For the year-to-date comparable store sales increased 2.3% while rolling over growth of 3.8% during the same period last year. This growth was driven by the continued success of the Company's asset re-imaging program. Fifty-six stores that have been re-imaged in the last 18 months accounted for 2% and 2.4% of the Company's comparable store sales growth during the quarter and year-to-date, respectively. The favorable impact of the re-imaging program is primarily reflected in the Company's dine-in restaurants which increased comparable store sales 3.2% for the quarter and 2.6% for the year-to-date, while lapping comparable store sales growth of 3.2% and 3.3%, respectively. The Company's delivery units, which were the primary beneficiary of The Insider Pizza promotion, recorded comparable store sales growth of 4.4% for the quarter while rolling over comparable store sales growth of 4.4% last year. For the year-to-date comparable store sales have grown 1.6% for delivery units, while lapping 4.9% growth for the same period last year.

Cost of sales as a percent of revenue decreased 20 and 90 basis points for the quarter and year-to-date compared to the same periods of the prior year. The improvement for the quarter and year-to-date was primarily attributable to a decline in cheese costs of approximately 20% and 23%, respectively, and the favorable impact of a new beverage contract. The improvement for the quarter was essentially offset by the high product costs associated with The Insider Pizza, which achieved a very high product mix during the quarter and a 4% increase in meat ingredient costs over the prior year. On a year-to-date basis the savings associated with the decline in cheese costs has been partially offset by a 10% increase in meat ingredient costs. (See Effects of Inflation and Other Matters for additional information on cheese and other ingredient costs.)

Direct labor costs for the quarter decreased 20 basis points compared to the same period last year due to increased productivity that more than offset wage increases and higher labor costs in the 64 stores acquired June 8, 2000. For the year-to-date, the Company's direct labor costs increased 20 basis points primarily due to increasing wage rates, that were not fully offset by productivity gains, and higher labor costs in acquired units.

Other operating expense increased 60 basis points for the quarter and 90 basis points for the year-to-date compared to the same periods of the prior year. The increase in these costs was due to increased depreciation expense associated with the Company's re-imaging activity, an increase in utilities, primarily gas, and higher royalties in acquisition markets. The effect of the higher royalty rate resulting from the acquisitions is entirely reflected in the Company's restaurant units.

General, Administrative and Other Items

General and administrative expenses as a percent of revenue were flat for the quarter but increased 10 basis points for the year-to-date compared to the same period of the prior year largely due to the addition of field infrastructure to support the calendar year 1999 acquisitions. On a nominal dollar basis, general and administrative expenses increased $644 thousand or 11.5% and $2.3 million or 13.8% for the quarter and year-to-date, respectively, compared to the same periods of the prior year. These increases were primarily due to the addition of infrastructure to support acquired units.

Depreciation, amortization and pre-opening costs increased $157 thousand or 5.7% and $873 thousand or 11% for the quarter and year-to-date, respectively, compared to the same periods of the prior year. These increases were due to increases in pre-opening costs associated with increased re-imaging activity and franchise rights amortization associated with the July 1999 and June 2000 acquisitions. Pre-opening costs of $397 thousand and $1,338 thousand were incurred during the quarter and year-to-date, respectively, compared to $184 thousand and $479 thousand recorded in the same periods of the prior year.

See Facility Actions and Closure Reserve section of this report for discussions relating to the quarter facility action charges.

Interest expense increased $866 thousand or 29.3% for the quarter and $2.7 million or 32.9% for the year-to-date due to increased borrowings associated with the July 1999 and June 2000 acquisitions, re-imaging investment and stock repurchase activity.

Miscellaneous income was $31 thousand and $643 thousand for the quarter and year-to-date, respectively, compared to $8 thousand and $991 thousand reported last year. The decline in miscellaneous income for the year-to-date was due to higher gains on sale or disposition of assets occurring during the prior year.

Taxes for the year are being provided at an effective rate of 35%, which is consistent with the prior year.

Income before the cumulative effect of a change in accounting principle was $4.9 million and $15.4 million for the quarter and year-to-date, respectively, compared to $4.7 million and $16.7 million in the prior year.

For the quarter, income before net facility action charges and the cumulative effect of a change in accounting principle was $5,256,000 or $.24 per diluted share compared to $5,059,000 or $.21 per diluted share last year. For year-to-date, income before net facility action charges and the cumulative effect of change in accounting principle was $16,701,000 or $.75 per diluted share compared to $16,795,000 or $.68 per diluted share in the prior year.

Components of diluted earnings per share were as follows:
Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Dec. 26, 2000	Dec. 28, 1999	Dec. 26, 2000	Dec. 28, 1999
Income before cumulative effect of change in accounting principle and facility action charges, net of tax	$ .24	$ .21	$ .75	$ .68

Cumulative effect of change in accounting principle, net of tax	--	--	--	--

Facility action charges, net of tax	(.02)	(.02)	(.06)	(.01)

Earnings per share - diluted	$ .22	$ .19	$ .69	$ .67
	====	====	====	====

Liquidity, Capital Resources and Cash Flows

The Company's primary source of cash is its operations. After-tax cash flow for the thirty-nine weeks ended December 26, 2000, excluding the impact of facility action charges, increased 10.4% or $3.7 million over the same period last year. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities increased $2.5 million to $37.7 million for the thirty-nine weeks ended December 26, 2000 from the $35.2 million reported in the prior year.

Restaurant development, start-up technology investments and normal recurring capital expenditures resulted in $43.9 million of total capital expenditures for the thirty-nine weeks ended December 26, 2000 compared to $29.8 million of total capital expenditures for the same period of the prior year. The increase was largely due to the increase in new store development associated with the Company's asset re-imaging program.

The Company anticipates cash flow from operations and capacity under its existing line of credit will be sufficient to fund continuing expansion, acquisitions and improvements and to service debt obligations. In addition, management is evaluating the use of a sale-leaseback facility to finance a significant portion of the Company's investment in its asset re-imaging program.

In addition to cash provided by operations, the Company has a $180 million unsecured revolving line of credit through June 2003. This line of credit agreement was amended, restated and extended during the previous quarter. This agreement, previously a $200 million line of credit expiring May 2001, includes an accordion feature, which allows the Company to increase its borrowing capacity to $200 million in the future if necessary. At December 26, 2000 the Company had $36.4 million in unused borrowing capacity under this agreement. The Company's debt facilities contain restrictions on additional borrowing and dividend payments as well as requirements to maintain various financial ratios and a minimum net worth. Retained earnings of $35.3 million was available for the payment of dividends at December 26, 2000 under existing debt covenants. The $18.7 million acquisition of 64 Pizza Hut units that closed June 8, 2000 was funded through the Company's unsecured line of credit. (See Note 2 for information regarding the 64-unit acquisition.) Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its revolving line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience and is common in the restaurant industry.

During the thirty-nine weeks ended December 26, 2000 the Company repurchased 574,850 shares for $4.9 million at an average price per share of $8.56. At December 26, 2000 677,500 shares remained authorized for repurchase.

During the thirty-nine weeks ended December 26, 2000 the Company made all scheduled principal and interest payments.

Seasonality

The Company's Pizza Hut operations have not experienced significant seasonality in its sales; however, sales are largely driven through advertising and promotion and are adversely impacted in economic times that generally negatively impact consumer discretionary income such as back-to-school and holiday seasons.

Effects of Inflation

Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Because most of the Company's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect the Company's labor costs. The Company cannot always effect immediate price increases to offset higher costs and no assurance can be given that the Company will be able to do so in the future. Currently, Congress is considering legislation, which could increase the minimum wage by as much as $1 per hour over a two-year period. Such legislation, if passed, would increase the Company's labor costs as a majority of the Company's food service personnel are paid at rates related to minimum wage. Due to the uncertainty regarding this legislation, management cannot reliably estimate the potential impact upon labor costs but expects to partially offset the impact of this increase through productivity enhancements and opportunistic price increases.

McLane Company, Inc., a Wal-Mart Stores, Inc. subsidiary completed the purchase of AmeriServe Food Distribution Inc.'s U.S. Distribution business November 30, 2000 assuming distribution to domestic restaurants in the Tricon system previously serviced by AmeriServe. As previously reported, this transaction is expected to increase the Company's distribution costs by 5% effective January 1, 2001. This increase translates into an increase in cost of sales of approximately 10 basis points .

Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Significant changes in the price of cheese have an impact on the Company's food cost as a percent of revenue.

During the quarter and year-to-date, respectively, cheese prices were approximately 20% and 23% lower than the costs incurred during the comparable periods of the prior year. Based upon available forecasts, management expects cheese costs to be flat to 5% below last year's levels during the Company's fourth fiscal quarter.

Management anticipates that other operating expense will be adversely impacted in the Company's fourth fiscal quarter by increased utilities expense due to unusually high natural gas prices. This increase is expected to reduce restaurant margins by approximately 30 to 50 basis points.

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

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

On January 9, 2001 the Company announced that three lawsuits seeking certification as class actions had been filed against the Company and several of its directors seeking to prevent the proposed purchase of the minority interest by Mr. Bicknell. The suits also seek damages in the event the transaction is consummated. Each of the petitions are against Mr. Bicknell, the Company, and the members of the Company's Board of Directors and are brought individually and as representative of a putative class excluding the defendants and their affiliates. Two of the petitions were filed in the District Court of Crawford County, Kansas on December 14 and 15, 2000 by Barry Feldman and James Miller, respectively. The third petition was filed by Harbor Finance Partners on December 28, 2000 in the District Court of Johnson County, Kansas. The Company believes the lawsuits are without merit and will vigorously defend the litigation. Accordingly, no accrual for damages is deemed necessary at this time.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibits
The following Exhibits are filed as part of this Report:
None
(b)	Reports on Forms 8-K (incorporated by reference)
The following reports on Form 8-K were filed during the quarter ended December 26, 2000:
There were no Forms 8-K filed during the quarter.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NPC INTERNATIONAL, INC. (Registrant)
DATE: January 23, 2001	/s/ TROY D. COOK Troy D. Cook Senior Vice President Finance Chief Financial Officer Principal Financial Officer

DATE: January 23, 2001	/s/ SUSAN G. DECHANT Susan G. Dechant Chief Accounting Officer Corporate Controller