Form 10-K
period 2001-03-27
NPC INTERNATIONAL INC
filed 2001-05-21
CIK 748714

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  March 27, 2001
                                --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________  to  ________


                        Commission File Number 0-13007

                            NPC INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

          Kansas                                48-0817298
          ------                                ----------
   (State of Incorporation)            (IRS Employer Identification Number)

                              720 W. 20th Street
                              Pittsburg, KS 66762
                   (Address of principal executive offices)

                                (620) 231-3390
             (Registrant's telephone number, including area code)

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

                                  Yes X      No ___
                                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of stock held by non-affiliates of the registrant as of May 14, 2001 was Common Stock, $0.01 par value - $82,192,812

     The number of shares outstanding of each of the registrant's classes of common stock as of May 14, 2001 was Common Stock, $0.01 par value - 21,849,174

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                             NPC INTERNATIONAL, INC.


                               TABLE OF CONTENTS




                                    PART I
                                    ------

ITEM                                                                                 PAGE
----                                                                                 ----
1.         Business................................................................    3
2.         Properties..............................................................   10
3.         Legal Proceedings.......................................................   12
4.         Submission of Matters to a Vote of Security Holders.....................   12
4A.        Executive Officers of the Registrant....................................   13

                                     PART II
                                     -------
5.         Market for Registrant's Common Stock and Related Stockholder Matters....   14
6.         Selected Financial Data.................................................   15
7.         Management's Discussion and Analysis of Financial Condition
           and Results of Operations...............................................   16
7A.        Quantitative and Qualitative Disclosures About Market Risk..............   24
8.         Financial Statements and Supplementary Data.............................   24
9.         Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure................................................   41


                                    PART III
                                    --------
10.        Directors and Executive Officers of the Registrant......................   41
11.        Executive Compensation..................................................   43
12.        Security Ownership of Certain Beneficial Owners and Management..........   49
13.        Certain Relationships and Related Transactions..........................   50

                                     PART IV
                                     -------
14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.........   51

                            NPC INTERNATIONAL, INC.
                               Pittsburg, Kansas

               Annual Report to Securities and Exchange Commission
                                 March 27, 2001

                                     PART I

ITEM 1.    BUSINESS

GENERAL

           The Company. NPC International, Inc. and Subsidiaries (the "Company" or "Registrant"), formerly National Pizza Company, is the successor to certain Pizza Hut(R) operations commenced in 1962 by O. Gene Bicknell, the Chairman of the Board of the Company.

           At March 27, 2001 the Company operated 655 Pizza Hut restaurants and 180 delivery units in 27 states pursuant to franchise agreements with Pizza Hut, Inc. ("PHI"), a wholly-owned subsidiary of Tricon Global Restaurants, Inc. ("TRICON").

           On June 8, 2000 the Company acquired 64 units from PHI. Acquisition of Pizza Hut restaurants has been the primary factor in the Company's growth with the Company acquiring 546 Pizza Hut restaurants over the last five fiscal years. TRICON recently announced plans to substantially complete its re-franchising program during calendar 2001 limiting the Company's future opportunity for growth through acquisition.

           On June 8, 1993 the Company completed the acquisition of Romacorp, Inc. ("Romacorp") (formerly NRH Corporation). Romacorp is the operator and franchisor of Tony Roma's Famous For Ribs(R) restaurants. Effective June 30, 1998 the Company completed the recapitalization of Romacorp. Romacorp redeemed stock held by the Company so that the Company held a minority interest in Romacorp. Following the transaction, Romacorp changed its name to Roma Restaurant Holdings, Inc. ("RRH").

           The Company is a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984 the name of the Company was changed to National Pizza Company and was subsequently renamed NPC International, Inc. on July 12, 1994. Its principal office is located at 720 W. 20th Street, Pittsburg, Kansas and its telephone number is (620) 231-3390.

PIZZA HUT OPERATIONS

           Pizza Hut Restaurant System. The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas by the original founders of the Pizza Hut system. PHI, the franchisor of the Company, was formed in 1959.

           In 1977 PHI was acquired by PepsiCo, Inc., which continued expanding the Pizza Hut system. In 1997 PepsiCo, Inc. completed its spin-off of its restaurant group. PHI is now a wholly-owned subsidiary of TRICON. The Pizza Hut system is the largest pizza chain in the world, both in sales and number of units. As of March 2001 the Pizza Hut system had approximately 6,700 domestic units (excluding licensed units) and approximately 27% of these units were operated by PHI.

           Pizza Hut restaurants generally offer full table service and a menu featuring pizza, pasta, sandwiches, a salad bar, soft drinks and, in most restaurants, beer. Most dough products are made fresh at least twice per day and only 100% natural cheese products are used. All product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. The restaurants offer pizza in three sizes with a variety of toppings. Customers may also choose among thin crust, traditional hand-tossed, stuffed-crust and thick crust pan pizza. Additionally, Pizza Hut serves the Big New Yorker Pizza, a 16" traditional crust pizza. With the exception of the Personal Pan Pizza and food served at the luncheon buffet, food products are prepared at the time of order.

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

           Pizza Hut also delivers pizza products to their customers. Prior to 1985, most delivery was done out of existing restaurants. In 1985, the system began to aggressively pursue home delivery through delivery/carryout units. Customer orders are processed through a computerized customer service center ("CSC"), a "single unit solution" ("SUS") (a computer system similar to that operated in a CSC, but smaller in scale), or directly to the kitchen.

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

                                            Company-owned
                                            Pizza Huts at
                    State                  March 27, 2001
                    -----                  -------------

                 Alabama                         106
                 Arizona                           1
                 Arkansas                         64
                 Colorado                          6
                 Delaware                         10
                 Florida                          42
                 Georgia                          51
                 Illinois                         35
                 Indiana                          14
                 Iowa                             58
                 Kansas                           18
                 Kentucky                         28
                 Louisiana                        34
                 Minnesota                         7
                 Mississippi                     105
                 Missouri                         26
                 North Carolina                   45
                 North Dakota                     18
                 Nevada                            4
                 Oklahoma                         25
                 Oregon                           23
                 South Carolina                   10
                 South Dakota                     26
                 Tennessee                        48
                 Texas                            22
                 Utah                              5
                 Washington                        4
                                                ----
                 Company Total                   835

           The Company provides delivery service utilizing a CSC operation in ten metropolitan markets: Springfield, Missouri; Montgomery and Birmingham, Alabama; Shreveport, Louisiana; Jackson and Long Beach, Mississippi; Little Rock, Arkansas; Tulsa, Oklahoma; Portland, Oregon and Memphis, Tennessee. Under the CSC system, all customers within the trade area place telephone orders through a single clearing number and the pizza is dispatched from the Company's delivery unit nearest the customer. Customers in other markets call the restaurant delivery unit directly.

           Relationships with Pizza Hut, Inc. The Company's franchise agreements with PHI (the "Franchise Agreements") provide for, among other things, standards of operation and physical condition of the Company's restaurants, the provision of services, the geographical territories in which the Company has exclusive rights to open and operate Pizza Hut restaurants and delivery units, the terms of the franchise and renewal options, the Company's development rights and obligations and various provisions relating to the transfer of interests in the Company's franchise rights.

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

           In early 1990 PHI offered franchisees the opportunity to sign a new 20-year franchise agreement (the "1990 Franchise Agreement"). The 1990 Franchise Agreement required franchise fees of 4% of sales, as defined, for all restaurants and delivery units and increases in certain advertising contributions. The 1990 Franchise Agreement also sought to redefine certain rights and obligations of the franchisee and franchisor. The 1990 Franchise Agreement did not alter the franchisee's territorial rights and maintained, subject to some minor limitations, the exclusivity of the Pizza Hut brand within the geographical limits of the territory defined by each franchise agreement. On June 7, 1994 the Company conformed its existing Franchise Agreements to the 1990 Franchise Agreement.

           The 1990 Franchise Agreement grants to the Company the exclusive right to develop and operate restaurants within designated geographic areas through February 28, 2010. The Company has the option to renew each Franchise Agreement prior to its expiration for a single renewal term of, at least, 15 years by entering into the then-current form of the PHI franchise agreement, including the then-current fee schedules, provided the Company is not then in default of its obligations under that Franchise Agreement, including the development schedule and has complied with the requirements thereof throughout the term of the agreement.

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

           Franchise agreements covering units acquired from PHI between fiscal 1995 and 1998 operate under a different franchise agreement which has a 20-year term from the date of the acquisition. The Company has the option to renew each Franchise Agreement prior to its expiration for a single renewal term of 15 years by entering into the then-current agreement and fee schedules, provided the Company is not then in default of its obligations under that franchise agreement, including the development schedule, if any, and has complied with the requirements thereof throughout the term of the agreement. These franchise agreements, as amended, require fees of 4.0% of gross sales and contain territorial exclusivity similar to the 1999 agreements.

           The Location Franchise Agreement, as amended, for the 99 units acquired in fiscal 1999, the 70 units acquired in fiscal 2000 and the 64 units acquired in fiscal 2001, require fees of 6.5% of gross sales, as defined. The Agreement has a 500 yard radius protection for each restaurant operated under the agreement and does not contain exclusive territorial rights as are available in the Company's other Franchise Agreements. The Company has the option to renew these Franchise Agreements prior to their expiration for single renewal terms of not less than 15 years by entering into the then-current agreements and fee schedules, provided the Company is not then in default of its obligations under those franchise agreements, including the development schedules, if any, and has complied with the requirements thereof throughout the terms of the agreements.

           In November 2000 PHI and the franchisees collectively entered into a Memorandum of Understanding ("MOU") that allows for the implementation and development of Pizza Hut Express Operations within other TRICON system restaurants. This MOU provides the framework for the development of Pizza Hut Express Operations in franchised territories governed by the Location Franchise Agreement, which provides a radius protection of only 500 yards. Specifically the MOU provides the franchisee opportunity for expanded radius protection, as well as, a limitation upon the number of express units allowed within certain defined trade areas around a restaurant, based upon site demographics of the potentially impacted location. In addition, by re-imaging an existing asset a franchisee can achieve expanded radius protection.

           The Company can obtain a new 20-year franchise agreement ("New Build Location Franchise Agreement") with a fee requirement of 4.0% of gross sales, as defined, upon completing a qualified rebuild or remodel of a dine-in restaurant. This agreement provides a one mile radius protection for personal pan pizzas and a larger variable radius protection for dinner size pizzas based upon the surrounding population. This agreement can be renewed for a term of not less than 15 years without any renewal fee and continuing fees of 4.0% of gross sales, as defined, if the Company is not in default under the agreement and the Company has made an approved investment, as defined, in the location. Excluding the reduced fee requirement, an improved radius protection and renewal provisions, the New Build Location Franchise Agreement, as amended, is similar to the Location Franchise agreement governing the aforementioned 99-unit, 70-unit and 64-unit acquisitions.

           Pizza Huts acquired from other franchisees will continue to be subject to the terms and conditions of the respective Franchise Agreement covering the acquired unit(s).

           For the fiscal years ended March 27, 2001, March 28, 2000 and March 30, 1999 the Company incurred total franchise fees of approximately $23,213,000, $20,420,000 and $15,476,000, respectively. The Franchise Agreements require the Company to pay initial franchise fees to PHI in amounts of up to $25,000 for each new restaurant opened. The Company is required to contribute or expend a certain percentage of its sales for local and national advertising and promotion (see "Business - Advertising and Promotion").

           Failure to develop a franchise territory as required would give PHI the right to operate or franchise Pizza Hut restaurants in that territory. Such failure would not affect the Company's rights with respect to the Pizza Hut restaurants then in operation or under development by the Company in any such territory. As of March 27, 2001 the Company had no commitments for future development under any franchise agreement.

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

           The Company has the right to develop additional Pizza Hut restaurants and delivery units in its exclusive franchise territories. However, since becoming a public company, expansion by acquisition has been one of the Company's primary methods of growth. Between 1990 and 1993, PHI exercised its right of first refusal as described above on all proposed transactions between the Company and other Pizza Hut franchisees; as a result the Company acquired no units during this period. Between March 1994 (when the Company announced its intention to sign a new Franchise Agreement) and March 2001 the Company acquired a total of 588 Pizza Hut units including 434 from PHI. Effective in 1995, PHI changed its strategy to embrace refranchising with a goal of selling down to approximately 20% to 25% of the Pizza Hut system. TRICON has recently announced that it will substantially complete its re-franchising program during calendar 2001. PHI retains the right of first refusal on any proposed acquisition in the future and the Company cannot be assured it will continue to receive such permission on proposed future acquisitions, if any.

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

           Supplies and Equipment. The Franchise Agreements require the Company to purchase all equipment, supplies and other products and materials required in the operation of its restaurants and delivery units from suppliers who have been approved by PHI. Purchasing is substantially provided by the Unified FoodService Purchasing Co-op, LLC ("Unified Co-op") to all members who consist of Taco Bell, KFC and Pizza Hut franchisees and the restaurants operated by TRICON. Prior to the PepsiCo, Inc. spin-off of its restaurant division, substantially all distribution services were provided by PepsiCo Food Systems, Inc., which was a wholly-owned subsidiary of PepsiCo, Inc.

           Distribution. The Company entered into a two-year exclusive food and supplies distribution agreement with AmeriServe Food Distribution, Inc. ("AmeriServe") effective November 1, 1998. The initial term of this agreement was scheduled to expire December 31, 2000 and provided two automatic renewal options for two years, each at market rates, not to exceed current rates. The terms of the contract provided incentives for using more efficient distribution practices and resulted in a reduction in the distribution costs incurred by the Company. AmeriServe acquired PepsiCo Food Systems ("PFS") in July 1997 and provided substantially all of the distribution services to the Company through its PFS relationship since the acquisition.

           On January 31, 2000 AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A plan of reorganization for AmeriServe (the "POR") was approved by the U.S. Bankruptcy court on November 28, 2000. The POR provided for the sale of the AmeriServe U.S. distribution business to McLane Company, Inc., ("McLane") a Wal-Mart Stores, Inc. subsidiary effective November 30, 2000. The Company entered into a contract extension with McLane effective December 1, 2000 which extended the contract three years with one two-year extension remaining. This extension included amended terms which increased the Company's distributions costs by 5% effective January 1, 2001. This increase translates into an increase in cost of sales of approximately 10 basis points as a percent of sales.

           Supervision and Control. Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Each Company restaurant is lead by a restaurant general manager ("RGM") and, in most units, an assistant manager who are responsible for daily operations of the restaurant, including food preparation, safety and quality issues, service, equipment maintenance, facility standards, personnel and accounting control procedures. RGM's attend and complete required training programs consisting of initial training as well as additional continuing development and training programs that may be offered and required from time to time. Each area general manager ("AGM") is responsible for approximately eight restaurants. Detailed operations manuals reflecting current operations and control procedures are provided to each RGM and AGM as well as others in the organization. Currently, the Company's Pizza Huts operate in 11 regions with approximately 76 stores per region. Each region is supervised by a regional manager. Oversight of the 11 regions is provided by three divisional vice presidents who are supported by administrative, marketing, construction and human resource staff.

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

           Competition. The restaurant business is highly competitive with respect to price, service, location, convenience, food quality and presentation, and is affected by changes in taste and eating habits of the public, local and national economic conditions and population and traffic patterns. The Company competes with a variety of restaurants offering moderately priced food to the public, including other pizza restaurants. The Company also competes with locally-owned restaurants which offer similar pizza, pasta and sandwich products. The Company believes other companies can easily enter its market segment, which could result in the market becoming saturated, thereby adversely affecting the Company's revenues and profits. There is also active competition for competent employees and for the type of commercial real estate sites suitable for the Company's restaurants.

           Employees. At March 27, 2001 the Company's Pizza Hut operations had approximately 16,800 employees, including 222 headquarters and staff personnel, three divisional operational vice presidents, 11 regional managers, 109 area general managers, 1,509 restaurant management employees and approximately 14,900 restaurant employees (of whom approximately 73% are part-time). The Company experiences a high rate of turnover of its part-time employees, which it believes to be normal in the restaurant industry. The Company is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The maintenance and expansion of the Company's restaurant business is dependent upon attracting and training competent employees. The Company believes that the restaurant manager plays a significant role in the success of its business. Accordingly, the Company has established bonus plans pursuant to which certain of its supervisory employees may earn cash bonuses based upon both the sales and profits of their restaurants.

           Trade Names, Trademarks and Service Marks. The trade name "Pizza Hut(R)"and all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Pizza Hut system are owned by PHI. All of the foregoing are of material importance to the Company's business and are licensed to the Company under its Franchise Agreements for use with respect to the operation and promotion of the Company's restaurants.

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

           Commodities Costs, Labor Shortages and Costs and other Risks. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. Specifically, certain ingredients such as cheese constitute a large percentage of the total cost of the Company's food products. Unforeseeable increases in the cost of these specific ingredients could significantly increase the Company's cost of sales and correspondingly decrease the Company's operating income. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), regional weather conditions, utility costs, interest rates and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.

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

           The Company anticipates that the capital investment necessary for each delivery-only unit is approximately $100,000 in equipment and $150,000 in leasehold improvements. The cost of a CSC is approximately $150,000 in equipment and improvements.

           The Pizza Hut restaurants and delivery units operated by the Company at March 27, 2001 are owned or leased as follows:

           Leased from unrelated third parties                    618
           Land and building owned by the Company                 161
           Building owned by the Company and land leased           56
                                                                  ---
                                                                  835
                                                                  ===

           The amount of rent paid to unrelated persons is determined on a flat rate basis or as a percentage of sales or as a combination of both. Generally the percentage rate is approximately 5% to 6% where both land and buildings are leased. Approximately 454 leases have initial terms which will expire within the next five years. Nearly all of these leases contain provisions allowing for the extension of the lease term. Some leases contain provisions requiring cost of living adjustments.

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

PROPERTIES HELD FOR SALE OR LIQUIDATION

           Skipper's. Effective March 25, 1996 the Company sold the stock of the wholly-owned subsidiary Skipper's, Inc. ("Skipper's"), a quick service seafood chain, to a Seattle investment group. In conjunction with the sale of Skipper's, the Company retained 19 fee simple properties that had previously been operated by Skipper's and had been closed prior to the sale. As of March 27, 2001 the Company has sold all fee simple properties for aggregate proceeds of approximately $5 million leaving no properties for sale or lease.

           In addition to the properties held for sale the Company retained obligations related to 39 properties under operating leases that had previously been operated as Skipper's restaurants. Through March 27, 2001 the Company had bought out of 14 leases and seven leases had expired. At March 27, 2001 the Company remained obligated for 18 properties under operating leases, 17 of which have been subleased. These 18 leases have an average life of seven years with the longest lease extending approximately 24 years. The Company continues to pursue alternative methods of extinguishing these commitments under favorable economic terms.

           Pizza Hut. In conjunction with the Company's Pizza Hut asset re-imaging strategy the Company has closed 20 fee simple properties. As of March 27, 2001 the Company has sold eight of these properties leaving 12 held for sale. At March 27, 2001, 11 of these 12 properties were unoccupied.

           In addition to the properties held for sale the Company had obligations under operating leases for 22 former Pizza Hut properties at the beginning of fiscal 2001 and during the year the Company closed 39 additional leased properties. During fiscal 2001 the Company bought out of nine leases and 34 leases expired. Accordingly, at March 27, 2001 the Company was still obligated for 18 properties under operating leases, five of which had been subleased. Excluding one lease with a life of 16 years these leases have an average life of two years. The Company continues to market the properties to other potential subtenants while also pursuing alternative methods of extinguishing these commitments under favorable economic terms.

ITEM 3.    LEGAL PROCEEDINGS

On December 14, 2000, a purported stockholder of the Company filed a purported stockholder class action lawsuit against the Company and each of its directors in the District Court of Crawford County, Kansas under the caption Barry Feldman
                                                                   -------------
v. Bicknell, et al., Civil Action No. 00C2628. On December 15, 2000, a purported
-------------------
stockholder of the Company filed a purported stockholder class action lawsuit against the Company and each of its directors in the District Court of Crawford County, Kansas under the caption James Miller v. Bicknell, et al., Civil Action
                                 --------------------------------
00C2637. On December 19, 2000, a purported stockholder of the Company filed a purported stockholder class action lawsuit in the District Court of Johnson County, Kansas under the caption Harbor Finance Partners et al. v. Bicknell et
                                 ---------------------------------------------
al., Civil Action No. 00-CV-07833. In these cases, the plaintiffs alleged, among
---
other things, that (1) the offer by Mr. O. Gene Bicknell, by and through Mergeco, to purchase each outstanding share of the Company common stock for $11.40 in cash without interest was grossly unfair to the Company's public stockholders, (2) the directors of the Company breached their fiduciary duties to the the Company stockholders, and (3) the offer was advanced through unfair procedures. On May 10, 2001, the Company the defendant directors and the named plaintiffs reached an agreement in principal with respect to the settlement of this litigation and counsel to each of the parties to the litigation entered into a Memorandum of Understanding on their behalf agreeing to the following: to attempt in good faith to settle all claims; to pay fees and expenses of plaintiffs' counsel and experts of $250,000 in the aggregate following plaintiffs' confirmatory discovery, if any; and to execute and seek court approval of a definitive settlement agreement and certain other terms and conditions without any admission of any breach of fiduciary duty or other wrongdoing on the part of any of the defendants. The settlement agreement would become effective only if, among other things, the merger is consummated. The Company anticipates that any settlement of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 27, 2001.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

           The executive officers of the Company are elected by the Board of Directors and serve until their successors are duly elected and qualified or until their earlier resignation or removal. The executive officers of the Company and their current positions and ages are as follows:

           Name                     Position                                           Age
           -------------------------------------------------------------------------------
           O. Gene Bicknell         Chairman of the Board, Chief Executive
                                    Officer and Director                               68

           James K. Schwartz        President, Chief Operating Officer and Director    39


           Troy D. Cook             Senior Vice President, Chief Financial
                                    Officer, Treasurer and Secretary                   38

           D. Blayne Vaughn         Vice President Pizza Hut Operations,
                                    Western Division                                   44

           L. Bruce Sharp           Vice President Pizza Hut Operations,
                                    Southern Division                                  43

           Robert R. Greene         Vice President Pizza Hut Operations,
                                    Eastern Division                                   41

           Linda K. Lierz           Vice President Marketing                           32

           Lavonne K. Walbert       Vice President Human Resources                     37

           Frank S. Covvey          Chief Information Officer                          50

            O. Gene Bicknell founded the Company and has served as Chairman of the Board since 1962. He also served as Chief Executive Officer of the Company before July 1993 and after January 30, 1995.

           James K. Schwartz joined the Company in October 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In January 1995 he was promoted to President and Chief Operating Officer. Mr. Schwartz is a board member of the Unified FoodService Purchasing Cooperative, LLC and a member of the PHI advertising committee.

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

           Frank S. Covvey joined the Company in July 1993 as Vice President Information Systems and became Chief Information Officer in 2001. Prior to that he was Director of Technology for The Ultimate Corp. from 1989 to 1993.


                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

           Stock Information - NPC International, Inc.'s common shares are traded on the Nasdaq Stock Market under the symbol "NPCI."

           For the calendar periods indicated, the table below sets forth the range of high and low closing sale prices:

           CALENDAR PERIOD                      High          Low
           ---------------                      ----          ---

           1999
           First Quarter                       17 3/8        10 1/2
           Second Quarter                      18 3/16       14 11/16
           Third Quarter                       16 7/8        10 5/8
           Fourth Quarter                      12 5/8         7 21/32

           2000
           First Quarter                        9 9/32        7 3/8
           Second Quarter                      10 13/16       8
           Third Quarter                       10 3/4         8 1/2
           Fourth Quarter                      14 15/16       8 1/8

           2001
           First Quarter                       10 7/8         8 1/2

           NPC International, Inc.'s policy is to retain earnings to fund development and grow the business. The Company currently does not contemplate payment of cash dividends in future periods.

           As of May 14, 2001 there were approximately 514 stockholders of record.

ITEM 6.    SELECTED FINANCIAL DATA

                          FIVE-YEAR FINANCIAL SUMMARY

                                                               Fiscal Year Ended
                                        ---------------------------------------------------------------
(Dollars in thousands,                  March 27,     March 28,      March 30,    March 31,   March 25,
except per share data)                    2001          2000          1999        1998 (1)     1997
                                          ----          ----          ----        ----         ----
INCOME STATEMENT DATA:
Revenue                                 $ 505,249    $ 455,624    $ 401,159    $ 455,297    $ 295,285

Cost of sales                             128,461      117,637      107,821      125,365       80,618
Direct labor                              144,926      129,124      111,468      129,133       81,086
Other operating expenses                  146,607      129,451      110,339      120,272       75,523
                                        ---------    ---------    ---------    ---------    ---------
Income from restaurant
    operations                             85,255       79,412       71,531       80,527       58,058
General and administrative
    expenses                               25,115       22,487       20,983       23,930       17,710
Depreciation, amortization
    and pre-opening costs                  11,863       10,749        8,922       11,475        6,121
                                        ---------    ---------    ---------    ---------    ---------
Operating income before
    impairment and loss
    provision, recapitalization
    and net facility action charges        48,277       46,176       41,626       45,122       34,227
Net facility action charges and
    impairment and loss provision (2)       2,475          530           --       14,100           --
                                        ---------    ---------    ---------    ---------    ---------

Operating income                           45,802       45,646       41,626       31,022       34,227

Interest expense                          (14,461)     (11,282)     (10,177)     (15,655)      (5,455)
Miscellaneous income, net                     627          895        1,089          526          311
                                        ---------    ---------    ---------    ---------    ---------
Income before recapitalization
    gain                                   31,968       35,259       32,538       15,893       29,083

Recapitalization gain (3)                      --           --       39,400           --           --
                                        ---------    ---------    ---------    ---------    ---------
Income before income taxes                 31,968       35,259       71,938       15,893       29,083

Provision for income taxes                  9,192       12,340       23,992        5,563       11,272
                                        ---------    ---------    ---------    ---------    ---------
Income before cumulative
    effect of change in
    accounting principle                   22,776       22,919       47,946       10,330       17,811
Cumulative effect of change
    in accounting principle,
    net of tax                                 --         (114)          --           --           --
                                        ---------    ---------    ---------    ---------    ---------
Net income                              $  22,776    $  22,805    $  47,946    $  10,330    $  17,811
                                        =========    =========    =========    =========    =========
Earnings per share before
  cumulative effect of change
  in accounting principle:
    Basic                               $    1.04    $     .96    $    1.95    $     .42    $     .72
    Diluted                             $    1.03    $     .95    $    1.92    $     .41    $     .72

                                                       Fiscal Year Ended
                               ----------------------------------------------------------------
(Dollars in thousands,         March 27,     March 28,      March 30,    March 31,    March 25,
except per share data)           2001          2000           1999         1998 (1)     1997
                                 ----          ----           ----         ----         ----
YEAR END DATA:
Working capital deficit        $  (23,493)   $ (30,722)   $  (27,929)   $ (30,837)   $  (15,405)
Total assets                      442,872      395,555       344,083      382,492       259,907
Long-term debt                    194,300      166,900       123,500      204,033       116,777
Stockholders' equity              176,515      158,519       152,988      107,036        95,793
Number of Company-owned
    Units (4)                         835          782           735          725           513
Number of franchised units (4)         --           --            --          147           140
Number of employees                16,800       15,200        14,400       16,000        12,000

(1) Fiscal 1998 contained 53 weeks of operation.
(2) The 2000 and 2001 charges relate to facility actions. The 1998 charge relates to the Pizza Hut re-imaging strategy.
(3) Effective June 30, 1998 the Company completed the recapitalization of its previously wholly-owned subsidiary, Romacorp. (See Note 6 to Consolidated Financial Statements.)
(4) Does not include two Tony Roma units operated as joint ventures by the Company through June 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is the largest Pizza Hut franchisee in the world. Based on unit count at year-end, the Company's Pizza Hut operations account for approximately 17% of the domestic Pizza Hut franchised units and 13% of the entire Pizza Hut system. The Company operated its Pizza Hut units in 27 states during fiscal 2001.

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

        Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. The fiscal years ended March 27, 2001, March 28, 2000 and March 30, 1999 each contained 52 weeks.

DEVELOPMENT AND RE-IMAGING

           Activity with respect to unit count during the year is set forth in the table below:

                                     FISCAL 2001 ACTIVITY
                                     --------------------

                                Beginning   Developed    Acquired   Closed (1)    Ending
                                ---------   ---------    --------   ------        ------
           Company-Owned

           Pizza Hut
               Restaurant          615           53          38       (51)          655
               Delivery            167            4          26       (17)          180
                                 ------------------------------------------------------
           Total Pizza Hut         782           57          64       (68)          835

          (1) Includes units which were relocated, consolidated, converted or scraped and rebuilt and one unit closed without replacement.

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

                         PIZZA HUT OPERATIONS SUMMARY
                            (Dollars in thousands)

                                                     Fiscal Year Ended March
                                              --------------------------------------
                                                 2001           2000           1999
                                                 ----           ----           ----
           Revenue:
               Restaurant Sales               $390,155        $354,318      $297,639
               Delivery Sales                  115,094         101,306        78,893
                                              --------        --------      --------
           Total Revenue                      $505,249        $455,624      $376,532
                                              ========        ========      ========

           Restaurant Operating Expenses
               as a Percentage of Revenue:
           Total Expenses: (1)
               Cost of Sales                      25.4%           25.8%         26.6%
               Direct Labor                       28.7%           28.3%         27.8%
               Other                              29.0%           28.4%         27.9%
                                              --------        --------      --------
           Total Operating Expenses               83.1%           82.5%         82.3%
                                              --------        --------      --------
           Restaurant Based Income                16.9%           17.5%         17.7%
                                              ========        ========      ========

           Restaurant Expense: (2)
               Cost of Sales                      25.5%           25.9%         26.7%
               Direct Labor                       27.7%           27.3%         26.7%
               Other                              30.5%           29.6%         28.8%
                                              --------        --------      --------
           Total Operating Expenses               83.7%           82.8%         82.2%
                                              --------        --------      --------
           Restaurant Based Income                16.3%           17.2%         17.8%
                                              ========        ========      ========

           Delivery Expenses: (3)
               Cost of Sales                      25.1%           25.4%         26.0%
               Direct Labor                       32.2%           32.1%         32.1%
               Other                              23.9%           24.2%         24.5%
                                              --------        --------      --------
           Total Operating Expenses               81.2%           81.7%         82.6%
                                              --------        --------      --------
           Restaurant Based Income                18.8%           18.3%         17.4%
                                              ========        ========      ========

           (1) As a percent of total revenue
           (2) As a percent of restaurant sales
           (3) As a percent of delivery sales

PIZZA HUT RESULTS OF OPERATIONS

           Revenue - Revenue for fiscal 2001 was $505.2 million and was $49.6 million or 10.9% higher than fiscal 2000 revenue of $455.6 million. This growth was primarily due to sales generated by the 70 units acquired in July 1999 and the 64 units acquired in June 2000. Also contributing to sales growth was a 2.2% increase in comparable store sales which was driven by the continued success of the Company's asset re-imaging program. Acquired unit sales, combined with comparable store sales improvement, more than offset the impact of store closure activity for the fiscal year. Sales growth in re-imaged stores contributed 2.4% to comparable store sales growth for the fiscal year.

           The Company's delivery units recorded comparable store sales growth of 1% during fiscal 2001 while the Company's restaurant units recorded comparable store sales growth of 2.5%. The Company's restaurant units are the primary beneficiaries of the Company's asset re-imaging plan; accordingly, the sales growth in these units includes the previously mentioned positive impact of this program.

           Revenue for fiscal 2000 totaled $455.6 million and was $79.1 million or 21% higher than fiscal 1999 revenue of $376.5 million. This growth was largely due to revenue contributed by the 99 units acquired in February 1999 and the 70 units acquired in July 1999 ("calendar 1999 acquisitions"). Comparable store sales increased 2.9%, which was largely driven by the continued success of the Big New Yorker Pizza and the favorable effects of the Company's asset re-imaging plan. Acquired unit sales combined with the comparable store sales improvement more than offset the impact of store closure activity for the fiscal year. Sales growth in re-imaged stores contributed 1.5% to comparable store sales growth for the fiscal year.

           During fiscal 2000 the Company's delivery units generated comparable store sales growth of 2.7% while the Company's restaurant units generated comparable sales growth of 2.9%. The Company's restaurant units are the primary beneficiaries of the Company's asset re-imaging plan; accordingly, the sales growth in these units includes the previously mentioned positive impact of this program.

           Costs and Expenses - Cost of sales as a percent of revenue was 25.4% in fiscal 2001 compared to 25.8% in fiscal 2000. This improvement was due to a decline in cheese costs of approximately 19% and the favorable impact of a new beverage contract. These savings were partially offset by an increase in meat ingredient costs of approximately 8% and higher costs associated with new products (the "Insider") and associated unfavorable mix changes.

           Cost of sales as a percent of revenue was 25.8% in fiscal 2000 compared to 26.6% during fiscal 1999. This improvement was due to a decline in cheese costs of approximately 12% and reduced distribution costs (related to the new distribution contract). The impact of these favorable events more than offset the impact of higher food cost associated with the Big New Yorker Pizza, increased paper costs associated with the Star Wars promotion and increases in other certain ingredients.

           Direct labor as a percent of revenue was 28.7% during fiscal 2001 compared to 28.3% during fiscal 2000. This increase was due to continued wage inflation which was not fully offset by productivity gains, higher labor cost in re-imaged new store openings and expected inefficiencies and training costs associated with acquisitions.

           Direct labor as a percent of revenue was 28.3% in fiscal 2000 compared to 27.8% during fiscal 1999. This increase was due to continued wage inflation which was not fully offset by productivity gains, higher labor cost in re-imaged new store openings and expected inefficiencies and training costs associated with acquisitions.

           Other operating costs as a percent of revenue was 29% in fiscal 2001 compared to 28.4% in fiscal 2000. This increase was largely due to the increase in natural gas costs of 30 basis points, increased depreciation associated with the Company's re-imaging activity of 20 basis points and an increase in the Company's effective royalty rate of approximately 10 basis points (due to the higher royalty rates in certain acquisition markets). The effect of this higher royalty rate structure only impacts the Company's restaurant units; the Company's delivery units were not impacted.

           Other operating costs increased from 27.9% in fiscal 1999 to 28.4% in fiscal 2000. This increase was largely due to an increase in the effective royalty rate of approximately 40 basis points and increased depreciation associated with the re-imaging activity. The effect of this higher royalty rate structure only impacts the Company's restaurant units; the Company's delivery units were not impacted.

                        TONY ROMA'S OPERATIONS SUMMARY
                            (Dollars in thousands)

                                                  Thirteen Weeks Ended
                                                  --------------------
                                                    June 30, 1998 (2)
                                                    -------------
             Revenue:
             Restaurant Sales                            $ 22,513
             Net Franchise Revenue                          2,114
                                                         --------
             Total Revenue                               $ 24,627
                                                         ========
             Restaurant Operating Expenses
                as a Percentage of Sales:
             Cost of Sales                                   34.8%
             Direct Labor                                    30.2%
             Other                                           23.5%
                                                         --------
             Total Operating Expenses                        88.5%
                                                         --------
             Restaurant Based Income                         11.5%
                                                         --------
             Income from System Operations (1)               19.1%
                                                         ========

          (1) Net franchise revenue and restaurant based income as a percent of total revenue
          (2) Due to the recapitalization of Romacorp, effective June 30, 1998 information reflects activity through that date. (See Note 6 to Consolidated Financial Statements.)

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

CONSOLIDATED RESULTS OF OPERATIONS

           Consolidated revenue in fiscal 2001 increased $49.6 million or 10.9% to $505.2 million from $455.6 million in fiscal 2000 due to the sales contributed by the 70-unit acquisition in July 1999 and the 64-unit acquisition in June 2000. Also contributing to the sales growth was a 2.2% increase in comparable store sales.

           Consolidated revenue in fiscal 2000 was $455.6 million for an increase of $54.5 million or 13.6% over the $401.2 million reported in fiscal 1999. This increase was largely due to the calendar 1999 acquisitions and was partially offset by the loss of revenue from Romacorp, which was recapitalized at the end of the Company's first quarter of fiscal 1999. Specifically, during fiscal 1999 revenue from Romacorp of $24.6 million was recorded during the 13 weeks prior to its recapitalization.

           Consolidated income from restaurant operations was $85.3 million in fiscal 2001 which was $5.8 million or 7.4% higher than the $79.4 million reported in fiscal 2000. As a percent of revenue, income from restaurant operations declined from 17.5% in fiscal 2000 to 16.9% in fiscal 2001. The increase in nominal dollars was primarily due to an increase in the number of units operated and increased average unit sales volumes. The decline in consolidated income from restaurant operations as a percent of revenue was largely due to continued wage inflation, increased utility costs, higher labor costs associated with re-imaged new store openings and acquired units and higher occupancy costs associated with re-imaging activity.

           Consolidated income from restaurant operations was $79.4 million in fiscal 2000 which was $7.9 million or 11% higher than the $71.5 million reported in fiscal 1999. As a percent of revenue, income from restaurant operations declined from 17.8% in fiscal 1999 to 17.5% in fiscal 2000. The increase in nominal dollars was due to growth in unit count and was partially offset by the loss of earnings from Romacorp. The decline in consolidated income from restaurant operations as a percent of revenue was due to lower margin structure and higher royalty fees in the calendar 1999 acquisition units as well as the negative impact of wage inflation and higher labor costs of re-imaged new store openings.

           General and administrative expenses were $25.1 million or 5% of revenue during fiscal 2001 compared to $22.5 million or 4.9% of revenue during fiscal 2000. On a nominal dollar basis these costs increased $2.6 million or 11.7% due to the addition of field supervisory personnel and other general and administrative infrastructure to support the acquisition units.

           General and administrative expenses were $22.5 million in fiscal 2000 or 4.9% of revenue during fiscal 2000 compared to $21 million or 5.2% of revenue in fiscal 1999. On a nominal dollar basis these costs increased $1.5 million or 7.2% due the addition of field supervisory personnel and other general and administrative infrastructure to support the acquisition units.

           Depreciation, amortization and pre-opening costs include depreciation of field and corporate equipment and facilities as well as the amortization of goodwill, franchise rights and pre-opening costs which, effective fiscal 2000, are expensed as incurred as required by Statement of Position 98-5. These costs increased over fiscal 2000 due to increases in pre-opening costs associated with increases in re-imaging activity and franchise rights amortization associated with the July 1999 and June 2000 acquisitions. Pre-opening costs of $1.9 million were recorded in fiscal 2001 compared to $723 thousand in fiscal 2000.

           Depreciation, amortization and pre-opening costs increased during fiscal 2000 due to increased franchise rights amortization associated with the calendar 1999 acquisitions, smallwares amortization and increased pre-opening costs (due to re-imaging activity). Pre-opening costs increased to $723 thousand from $183 thousand last year due to increased re-imaging activity and the change in accounting principle.

           See Note 5 to Consolidated Financial Statements for information related to fiscal 2001 and fiscal 2000 facility action charges.

           Interest expense in fiscal 2001 increased $3.2 million or 28.2% over fiscal 2000 due to increased borrowings associated with the July 1999 and June 2000 acquisitions, re-imaging investments and stock re-purchase activity. Interest expense increased $1.1 million or 10.9% from fiscal 1999 to fiscal 2000 due to increased borrowings associated with calendar 1999 acquisitions, re-imaging investments and stock re-purchase activity.

           Miscellaneous income was $627 thousand during fiscal 2001 compared to $895 thousand reported in fiscal 2000 and $1.1 million reported in fiscal 1999. Miscellaneous income primarily includes gains on sale or disposition of assets.

           Income before the cumulative effect of a change in accounting principle was $22.8 million in fiscal 2001 compared to $22.9 million in fiscal 2000. This decline was due to an increase in facility action charges in fiscal 2001 and aforementioned increases in operating and interest costs. This decline was largely offset by a reduction in income tax expense in fiscal 2001 of $2 million related to prior years. Earnings per diluted share before the cumulative effect of change in accounting principle increased 8% which was largely due to share repurchases.

           In fiscal 2000 income before cumulative effect of a change in accounting principle was $22.9 million compared to $47.9 million reported during fiscal 1999. Net income in fiscal 1999 included a gain from the recapitalization of Romacorp of $39.4 million (pre-tax) or $26.8 million, net of tax. (See Note 6 to Consolidated Financial Statements.) Normalized for Romacorp's pro forma income contribution, net income was approximately $3.1 million or 15.5% higher in fiscal 2000 compared to fiscal 1999 due largely to income generated by calendar 1999 acquisitions. However, due largely to share repurchases, earnings per diluted share increased 19% on this basis.

           Components of diluted earnings per share were as follows:

                                                    Fifty-Two      Fifty-Two     Fifty-Two
                                                   Weeks Ended    Weeks Ended   Weeks Ended
                                                    March 27,      March 28,     March 30,
                                                      2001           2000          1999
                                                      ----           ----          ----
            Earnings per share - diluted before
                special items                        $ 1.01          $ .96        $  .85

            Reduction of income taxes previously
                provided                                .09             --            --

            Gain on recapitalization of Romacorp,
                net of tax                               --             --          1.07

            Cumulative effect of change
                in accounting principle, net of tax      --            (.01)          --

            Facility action charges, net of tax        (.07)           (.01)          --
                                                     ------          ------       ------

            Earnings per share - diluted             $ 1.03          $  .94       $ 1.92
                                                     ======          ======       ======

           The Company's income tax provision for the fiscal years 2001, 2000 and 1999 resulted in effective tax rates of 28.8%, 35% and 33.4%, respectively. The reduction in the fiscal 2001 rate was due to a reduction in income tax expense of $2 million related to prior years. The reduction of the rate in fiscal 1999 resulted from a lower tax rate associated with the Romacorp recapitalization gain. (See Note 6 to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

           On March 27, 2001 the Company had a working capital deficit of $23.5 million compared to a $30.7 million deficit at March 28, 2000. The decline in the deficit was largely due to a temporary increase in cash and a decline in current income tax payable. Like most restaurant companies, the Company is able to operate with a working capital deficit because substantially all of its sales are for cash, while it generally receives credit from trade suppliers. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, the Company uses all available liquid assets to reduce borrowings under its revolving line of credit.

           At March 27, 2001 the Company had a $180 million unsecured revolving credit facility of which $134.3 million was outstanding on the combined facilities. Availability under these facilities is reduced by outstanding letters of credit of which $9.3 million were issued at March 27, 2001.

           The Company anticipates cash flow from operations and capacity under its existing line of credit will be sufficient to fund continuing expansion, acquisitions, if any, and improvements and to service debt obligations. The Company's ability to make additional acquisitions is subject to certain financial covenants or, if necessary and warranted, the Company's ability to obtain additional equity capital. (See Note 3 to Consolidated Financial Statements.)

CASH FLOWS

           During fiscal 2001 after-tax cash flow, excluding the impact of facility action charges, was $57.3 million compared to $52.2 million in fiscal 2000, an increase of $5.1 million or 9.8%. This increase was due to growth associated with acquisitions and a lower effective income tax rate in fiscal 2001. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $54.7 million in fiscal 2001 compared to $56.3 million in fiscal 2000, a decrease of $1.6 million.

           During fiscal 2000 after-tax cash flow, excluding the impact of facility action charges, was $52.2 million, an increase of $4.5 million or 9.4% over the prior year. Fiscal 1999 after-tax cash flow, excluding the gain on the recapitalization of Romacorp and the associated $12.6 million in income tax expense, was $47.6 million. The increase in after-tax cash flow was due to growth associated with acquisitions and was partially offset by the loss of earnings from Romacorp in fiscal 2000. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $56.3 million in fiscal 2000 compared to $31.7 million in fiscal 1999, an increase of $24.6 million. Cash from operations in fiscal 1999 was negatively impacted by the $12.6 million income taxes associated with the recapitalization gain being reflected as an operating cost, while the proceeds were reflected in investing activities.

           Investing activities include normal maintenance capital expenditures and include the development of restaurant units including relocations and conversions. Acquisitions consist of 64 Pizza Hut units in fiscal 2001, 70 Pizza Hut units in fiscal 2000 and 99 Pizza Hut units in fiscal 1999. Proceeds from the sale of fee simple properties associated primarily with the Skipper's and Pizza Hut's closure and disposition strategies have resulted in cash received of $2.7 million in fiscal 2001, $1.6 million in fiscal 2000 and $3.7 million in fiscal 1999.

           The fiscal 2001, 2000 and 1999 acquisitions were funded through the Company's unsecured revolving credit facility.

           During fiscal 2001 the Company increased the number of shares authorized by the Board of Directors for repurchase by 500,000 shares and during fiscal 2001 the Company invested $4.9 million in the purchase of 574,850 shares of treasury stock. During fiscal 2000 the Company increased the number of shares authorized by the Board of Directors for repurchase by two million shares and during fiscal 2000 the Company invested $18.3 million in the purchase of 2,215,300 shares of treasury stock. At March 27, 2001, 677,550 shares remained authorized for repurchase.

EFFECTS OF INFLATION AND FUTURE OUTLOOK

           Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Because most of the Company's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will effect the Company's labor costs. The Company cannot always effect immediate price increases to offset higher costs and no assurance can be given that the Company will be able to do so in the future. Currently, Congress is considering legislation which could increase the minimum wage. Such legislation, if passed, would increase the Company's labor costs as a majority of the Company's food service personnel are paid at rates related to minimum wage. Recently, however, Congress has submitted a bill for legislation that would allow individual states to adopt their own minimum wage laws with a floor amount per hour. Due to the uncertainty regarding this legislation, management cannot reliably estimate the potential impact upon labor costs at this time.

           Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Significant change in the price of cheese would have an impact on the Company's food cost as a percent of revenue.

           Based upon available forecasts, management expects cheese costs for fiscal 2002 to be above the prior year's levels by approximately 25%. Meat ingredient costs are expected to exceed fiscal 2001 levels by approximately 5% to 10%.

           Increases in interest rates would directly affect the Company's financial results. Approximately 44% of the Company's debt is under fixed rate agreements including senior notes and fixed swap agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates.

FORWARD LOOKING COMMENTS

           The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties. Forward looking statements can often be identified by the use of forward looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates," or "anticipates," variations of these words or similar expressions. Among the factors that could cause actual results to be materially different from those described in the forward looking statements are the following: consumer demand and market acceptance risk; the effectiveness of franchisor advertising programs and the overall success of the Company's franchisor; the integration and assimilation of acquired restaurants; training and retention of skilled management and other restaurant personnel; federal or state minimum wage increases; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, the cost of commodities and other food products, the availability of raw product and ingredients and distribution of products, utility costs, labor shortages and costs and other risks detailed in the Company's Securities and Exchange Commission filings. Forward-looking statements are not guarantees of future performance or results.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                           ----
           Report of Management.......................................       25
           Independent Auditors' Reports..............................       26
           Consolidated Balance Sheets - Assets,
               Liabilities and Stockholders' Equity
               as of March 27, 2001 and March 28, 2000................       27
           Consolidated Statements of Income
               for the fiscal years ended March 27, 2001,
               March 28, 2000 and March 30, 1999......................       28
           Consolidated Statement of Stockholders' Equity
               for the fiscal years ended March 27, 2001,
               March 28, 2000 and March 30, 1999......................       29
           Consolidated Statements of Cash Flows
               for the fiscal years ended March 27, 2001,
               March 28, 2000 and March 30, 1999......................       30
           Notes to Consolidated Financial Statements.................  31 - 41

Report of Management

           The management of NPC International, Inc. has prepared the consolidated financial statements and related financial information included in this Annual Report. Management has the primary responsibility for the integrity of the consolidated financial statements and other financial information. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistently applied in all material respects and reflect estimates and judgments by management where necessary. Financial information included throughout this Annual Report is consistent with the consolidated financial statements. Management of the Company has established a system of internal accounting controls that provides reasonable assurance that assets are properly safeguarded and accounted for and that transactions are executed in accordance with management's authorization.

           The consolidated financial statements have been audited by our independent accountants, KPMG LLP, whose unqualified report is presented herein. Their opinion is based upon procedures performed in accordance with auditing standards generally accepted in the United States of America, including tests of the accounting records, obtaining an understanding of the system of internal accounting controls and such other tests as deemed necessary in the circumstances to provide them reasonable assurance that the consolidated financial statements are fairly presented. The Audit Committee of the Board of Directors, consisting solely of outside directors, meets with the independent accountants at least twice per year to discuss the scope and major findings of the audit. The independent accountants have access to the Audit Committee at any time.

                                       /s/ O. Gene Bicknell
                                           Chairman of the Board and
                                           Chief Executive Officer

                                       /s/ James K. Schwartz
                                           President and
                                           Chief Operating Officer

                                       /s/ Troy D. Cook
                                           Senior Vice President and
                                           Chief Financial Officer

Report of Independent Auditors

The Board of Directors and Stockholders
NPC International, Inc. and Subsidiaries

           We have audited the accompanying consolidated balance sheets of NPC International, Inc. and Subsidiaries (the "Company") as of March 27, 2001 and March 28, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended March 27, 2001, March 28, 2000 and March 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPC International, Inc. and Subsidiaries as of March 27, 2001 and March 28, 2000 and the results of its operations and its cash flows for each of the fiscal years in the three year period ended March 27, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                                    /s/ KPMG LLP

Kansas City, Missouri
April 27, 2001, except for Note 13,
which is as of May 10, 2001

                   NPC International, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)


                                                                March 27,     March 28,
                                                                  2001          2000
                                                                  ----          ----
ASSETS

Current assets:
    Cash and cash equivalents                                  $   7,489      $   3,842
    Accounts receivable, net                                       1,121            946
    Inventories of food and supplies                               4,022          3,154
    Deferred income tax asset                                      3,640          3,218
    Prepaid insurance premiums                                     1,066            948
    Prepaid rent payments                                          1,653          1,581
    Prepaid expenses and other current assets                      1,294            682
                                                               ---------      ---------
Total current assets                                              20,285         14,371

Facilities and equipment, net                                    159,641        126,556
Franchise rights, less accumulated amortization
    of $42,738 and $33,605, respectively                         247,086        239,607
Goodwill, less accumulated amortization of
    $1,692 and $1,562, respectively                                2,449          2,578
Investments, at cost                                               6,738          6,738
Other assets                                                       6,673          5,705
                                                               ---------      ---------

Total assets                                                   $ 442,872      $ 395,555
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $  12,827      $  12,011
    Payroll taxes                                                  2,484          2,150
    Sales taxes                                                    2,549          2,457
    Accrued interest                                               2,880          3,509
    Accrued payroll                                               11,151          9,775
    Income tax payable                                               238          3,730
    Current portion of closure reserve                               750          1,000
    Insurance reserves                                             5,467          5,277
    Other accrued liabilities                                      5,432          5,184
                                                               ---------      ---------
Total current liabilities                                         43,778         45,093

    Long-term debt                                               194,300        166,900
    Deferred income tax liability                                  9,829          7,102
    Closure reserve                                                3,501          4,205
    Other deferred items                                           4,949          4,736
    Insurance reserves                                            10,000          9,000

Stockholders' equity, net
    27,592,510 shares issued and outstanding, $.01 par value     176,515        158,519
                                                               ---------      ---------
Total liabilities and stockholders' equity                     $ 442,872      $ 395,555
                                                               =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                   NPC International, Inc. and Subsidiaries
                       Consolidated Statements of Income
                   (Dollars in thousands, except share data)

                                                                        For the Fiscal Year Ended
                                                                --------------------------------------------
                                                                  March 27,       March 28,       March 30,
                                                                    2001            2000            1999
                                                                    ----            ----            ----
Net sales                                                       $    505,249    $    455,624    $    399,045
Net franchise revenue                                                     --              --           2,114
                                                                ------------    ------------    ------------
    Total revenue                                                    505,249         455,624         401,159
                                                                ------------    ------------    ------------

Cost of sales                                                        128,461         117,637         107,821
Direct labor                                                         144,926         129,124         111,468
Other                                                                146,607         129,451         110,339
                                                                ------------    ------------    ------------
    Total operating expenses                                         419,994         376,212         329,628
                                                                ------------    ------------    ------------

Income from restaurant operations                                     85,255          79,412          71,531

General and administrative expenses                                   25,115          22,487          20,983
Depreciation, amortization and pre-opening costs                      11,863          10,749           8,922
                                                                ------------    ------------    ------------

Operating income before facility action charges                       48,277          46,176          41,626

Net facility action charges and impairment and loss provision          2,475             530              --
                                                                ------------    ------------    ------------
Operating income                                                      45,802          45,646          41,626

Other income (expense):
    Interest expense                                                 (14,461)        (11,282)        (10,177)
    Miscellaneous                                                        627             895           1,089
    Gain on recapitalization of Romacorp                                  --              --          39,400
                                                                ------------    ------------    ------------
Income before income taxes                                            31,968          35,259          71,938

Provision for income taxes                                             9,192          12,340          23,992
                                                                ------------    ------------    ------------

Income before cumulative effect of change
    in accounting principle                                           22,776          22,919          47,946
Cumulative effect of change in accounting
    principle, net of tax                                                 --            (114)             --
                                                                ------------    ------------    ------------

Net income                                                      $     22,776    $     22,805    $     47,946
                                                                ============    ============    ============

Earnings per share - basic before cumulative
    effect of change in accounting principle                    $       1.04    $        .96    $       1.95
Cumulative effect of change in accounting principle                       --            (.01)             --
                                                                ------------    ------------    ------------
Earnings per share - basic                                      $       1.04    $        .95    $       1.95
                                                                ============    ============    ============

Earnings per share - diluted before cumulative
    effect of change in accounting principle                    $       1.03    $        .95    $       1.92
Cumulative effect of change in accounting principle                       --            (.01)             --
                                                                ------------    ------------    ------------
Earnings per share - diluted                                    $       1.03    $        .94    $       1.92
                                                                ============    ============    ============

Weighted average shares outstanding - basic                       22,005,048      23,919,642      24,621,914
Weighted average shares outstanding - diluted                     22,188,371      24,243,629      24,992,304


The accompanying notes are an integral part of these consolidated financial statements.

                   NPC International, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                            (Dollars in thousands)

                                                                                                                Total
                                                      Common       Paid-in        Retained      Treasury     Stockholders'
                                                      Stock        Capital        Earnings       Stock          Equity
                                                      -----        -------        --------       -----          ------
Balance, March 31, 1998                             $     276     $  21,033      $ 105,157     $ (19,430)     $ 107,036
Net income                                                 --            --         47,946            --         47,946
Purchase of treasury stock - 378,800 shares                --            --             --        (3,837)        (3,837)
Exercise of stock options - 166,277 shares                 --           894             --           949          1,843
                                                    ----------    ---------      ---------     ---------      ---------

Balance, March 30, 1999                             $     276     $  21,927      $ 153,103     $ (22,318)     $ 152,988
Net income                                                 --            --         22,805            --         22,805
Purchase of treasury stock - 2,215,300 shares              --            --             --       (18,284)       (18,284)
Exercise of stock options - 119,644 shares                 --            48             --           962          1,010
                                                    ---------     ---------      ---------     ---------      ---------

Balance, March 28, 2000                             $     276     $  21,975      $ 175,908     $ (39,640)     $ 158,519
Net income                                                 --            --         22,776            --         22,776
Purchase of treasury stock - 574,850 shares                --            --             --        (4,920)        (4,920)
Exercise of stock options - 20,687 shares                  --           (27)            --           167            140
Contribution of treasury stock - 31,443 shares             --           301             --          (301)            --
                                                    ---------     ---------      ---------     ---------      ---------

Balance, March 27, 2001                             $     276     $  22,249      $ 198,684     $ (44,694)     $ 176,515
                                                    =========     =========      =========     =========      =========

Common stock, $.01 par value, of 100 million shares is authorized, with 27,592,510 shares issued and outstanding.

Treasury stock is stated at cost and represents 5,744,336 and 5,158,730 shares at March 27, 2001 and March 28, 2000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

                   NPC International, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

(Dollars in thousands)
                                                                                       For the Fiscal Year Ended
                                                                               -----------------------------------------
                                                                                March 27,      March 28,      March 30,
                                                                                   2001           2000           1999
                                                                                   ----           ----           ----
Operating Activities

Net income                                                                      $   22,776     $   22,805     $   47,946

Non-cash items included in net income:
    Depreciation and amortization                                                   30,149         26,870         23,503
    Deferred income taxes                                                            2,305          2,562          2,905
    Net facility action charges                                                      2,475            530             --
    Gain on disposition of assets                                                     (377)          (617)          (556)
    Non-cash gain on recapitalization of Romacorp                                       --             --        (38,758)
Change in assets and liabilities, net of acquisitions and recapitalization:
  Accounts receivable, net                                                            (175)           871           (653)
    Inventories of food and supplies                                                  (630)           137           (548)
    Prepaid expenses and other current assets                                       (1,288)          (180)        (1,335)
    Accounts payable                                                                   816           (495)        (4,522)
    Payroll taxes                                                                      334            104            637
    Accrued interest                                                                  (629)           421         (1,014)
    Accrued payroll                                                                  1,376            733          1,170
    Income tax payable                                                              (3,492)         1,841          1,239
    Insurance reserves                                                               1,190          1,343            771
    Other accrued liabilities                                                          (86)          (583)           945
                                                                                ----------     ----------     ----------
Net cash flows provided by operating activities                                     54,744         56,342         31,730
                                                                                ----------     ----------     ----------

Investing Activities

    Net proceeds from recapitalization of Romacorp                                      --             --        101,237
    Capital expenditures                                                           (55,314)       (43,801)       (22,088)
    Change in closure reserves, net                                                 (1,683)        (2,046)        (1,823)
    Changes in other assets, net                                                      (152)        (1,172)        (1,052)
    Proceeds from sale of assets                                                     2,670          1,647          3,663
    Acquisitions, net of cash acquired                                             (18,733)       (37,275)       (31,000)
                                                                                ----------     ----------     ----------
    Net cash flows (used in) provided by investing activities                      (73,212)       (82,647)        48,937
                                                                                ----------     ----------     ----------

Financing Activities

    Purchase of treasury stock                                                      (4,920)       (18,284)        (3,837)
    Net change in revolving credit agreements                                       36,895         53,400        (69,200)
    Payment of long-term debt                                                      (10,000)       (10,000)       (10,000)
    Exercise of stock options                                                          140          1,010          1,843
                                                                                ----------     ----------     ----------
    Net cash flows provided by (used in) financing activities                       22,115         26,126        (81,194)
                                                                                ----------     ----------     ----------
Net change in cash and cash equivalents                                              3,647           (179)          (527)
                                                                                ----------     ----------     ----------

Cash and cash equivalents at beginning of year                                       3,842          4,021          4,548
                                                                                ----------     ----------     ----------

Cash and cash equivalents at end of year                                        $    7,489     $    3,842     $    4,021
                                                                                ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE: 1    Summary of Significant Accounting Policies

           Basis of Presentation and Consolidation - The financial statements include the accounts of NPC International, Inc. and its wholly-owned subsidiaries (the "Company"). Romacorp, a wholly-owned subsidiary of the Company until June 30, 1998 was recapitalized. (See Note 6 to Consolidated Financial Statements.) These financial statements include Romacorp's results of operations for the quarter ended June 30, 1998.

           Fiscal Year - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. The fiscal years ended March 27, 2001, March 28, 2000 and March 30, 1999 each contained 52 weeks.

           Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At March 27, 2001 substantially all cash was in the form of depository accounts.

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

           Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Advertising Costs - Advertising costs are expensed as incurred. The Company incurred $29.8 million of such costs in fiscal 2001 and $26.6 million and $23.7 million in fiscal 2000 and fiscal 1999, respectively.

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

           Related Party Transactions - The Company utilized a corporate aircraft owned by a related party and incurred expense of approximately $100 thousand annually for such usage during fiscal 2001, fiscal 2000 and fiscal 1999. During fiscal 2001, 2000 and 1999 the Company purchased uniforms from a related party and incurred expenses of $671 thousand, $240 thousand and $232 thousand, respectively. During fiscal 1999 an officer of the Company purchased real estate from the Company in the amount of $511 thousand. Management believes amounts paid or received were at least as favorable as could be obtained from unrelated parties.

           Effective July 1, 1998 the Company entered into a services agreement with an unconsolidated entity, RRH. (See Note 6 to Consolidated Financial Statements.) In accordance with this agreement, as amended, the Company will provide accounting, management reporting and information services to RRH through March 23, 2003. This contract provides for unlimited one-year extensions and requires a one-year notification by either party if an extension will not be executed. Fees earned under this agreement were $862 thousand during fiscal 2001, $777 thousand during fiscal 2000 and $564 thousand during fiscal 1999. These fees are recorded as an offset to general and administrative expenses.

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

NOTE 2:    Facilities and Equipment

           Facilities and equipment are recorded at cost. Depreciation is charged on the straight-line basis for buildings, furniture and equipment. Leasehold improvements are amortized on the straight-line basis over the economic life of the lease or the life of the improvements, whichever is shorter. Facilities and equipment consist of the following:

                                                  Estimated     March 27,      March 28,
           (Dollars in thousands)                Useful Life      2001           2000
           Land                                                $  31,153      $  27,143
           Buildings                             15-20 years      68,852         47,207
           Leasehold improvements                 5-20 years      58,276         47,863
           Furniture and equipment                3-10 years      85,691         72,050
           Construction in progress                                5,685          9,324
                                                               ---------      ---------
                                                                 249,657        203,587

           Less accumulated depreciation                         (90,016)       (77,031)
                                                               ---------      ---------

           Net facilities and equipment                        $ 159,641      $ 126,556
                                                               =========      =========

NOTE 3:    Bank Debt and Senior Notes

           The Company's debt consists of revolving credit facilities and senior notes. At March 27, 2001 debt totaled $194.3 million which consisted of $134.3 million of revolving credit and $60 million of senior notes. At March 28, 2000 total debt was $166.9 million, including $96.9 million of revolving credit and $70 million of senior notes.

           The Company's unsecured revolving credit facilities total $180 million under the Second Amended and Restated Agreement dated June 20, 2000 and provide the option to pay interest at "LIBOR" or the "fed funds" rate plus a margin (both rates were 6.0625% at March 27, 2001). Availability under these facilities is reduced by letters of credit, of which $9.3 million were issued at March 27, 2001. Commitment fees of .25% per annum are paid on the unused balance of the facilities and are included in interest expense.

           The Company's senior notes are unsecured and bear interest at various rates from 6.96% to 9.09%. The senior notes have scheduled maturities through May 2006 with aggregate maturities as follows: fiscal 2002 - $6 million, fiscal 2003 - $14 million, fiscal 2004 - $10 million, fiscal 2005 - $10 million, fiscal 2006 - $10 million and $10 million in years beyond. The Company has the ability and intent to refinance the principal payments due under its senior notes through its revolving credit agreement. Accordingly, such amounts are classified as long-term debt.

           The debt facilities contain restrictions on additional borrowing and dividend payments as well as requirements to maintain various financial ratios and a minimum net worth. Retained earnings of $39.7 million was available for the payment of dividends at March 27, 2001 under existing debt covenants. The average amount outstanding on the revolving credit and senior note facilities for the year ended March 27, 2001 was $191.7 million and the maximum borrowings were $206 million. Weighted average interest rates during fiscal years 2001, 2000 and 1999 were 7.74%, 7.41% and 7.40%, respectively. Based on market interest rates, the approximate fair value of the Company's debt facilities was $198.4 million at March 27, 2001 and $167.9 million at March 28, 2000.

           Cash paid for interest in fiscal years 2001, 2000 and 1999 was $15.6 million, $10.9 million and $11 million, respectively.

NOTE 4:    Employee Benefit Plans

           The Company's defined contribution plans include a Profit Sharing Plan, a 401(k) Plan and a Deferred Compensation Plan. In accordance with the provisions of the plans, the Company provides a matching contribution to the 401(k) and the Deferred Compensation Plan. Contributions made by the Company for these plans were $601 thousand, $486 thousand and $1 million for fiscal years 2001, 2000 and 1999, respectively.

           In addition, the Company entered into deferred compensation contracts with certain key executives during fiscal 1999. Funding of this plan is not required. The Company recorded expense related to these contracts of $511 thousand for fiscal 2001, $361 thousand for fiscal 2000 and $90 thousand for fiscal 1999.

NOTE 5:    Facility Actions and Closure Reserves

           Pizza Hut Facility Actions Overview - In the fourth quarter of fiscal 1998 the Company initiated an asset re-imaging strategy. This strategy calls for the consolidation and relocation of units to new locations to redefine trade areas, improve market presence and to upgrade certain assets to more competitive formats. Relocated units are relocated to improved sites within the same trade areas and fall into the following categories: relocation of delivery units to more visible locations and formats; relocation of older dine-in assets in rural markets to new prototype units; and conversion of certain metro markets to main-path restaurants or new proto-type dine-in assets. Under this asset re-imaging strategy a charge was taken during the fourth quarter of fiscal 1998 for these re-imaging activities. During fiscal 2000 and fiscal 2001, the Company recorded quarterly facility action provisions related to the Company's asset re-imaging plan. A summary of each of these charges is provided herein.

           The balance at March 27, 2001 included in "closure reserves" on the Company's balance sheet includes estimates of obligations to be paid subsequent to the closure of units and cost to de-identify the assets upon closure as required by the Company's franchise agreement. Management believes the remaining balance in each closure reserve is adequate to cover costs associated with the remaining properties in each reserve. However, the estimates include assumptions regarding the Company's ability to sub-lease properties and/or buy out of lease obligations; accordingly, actual results could differ from amounts estimated. Amounts utilized apply only to actions provided for in the plan.

           The Company expects to continue to accrue contractual closure costs, and, if appropriate, impair asset values at the time the decision is made to close or relocate. These closure decisions under future phases of the Company's asset re-imaging initiative are expected to be made as often as quarterly.

           Fiscal 1998 Facility Action Provisions - In the fourth quarter of
           --------------------------------------
fiscal 1998 the Company's asset re-imaging plan called for the consolidation of 11 units into existing locations, the consolidation and relocation of 53 Pizza Hut units to 45 new locations and the closure of 31 under performing units without replacement. The 31 units closed without replacement generated approximately $9.9 million in sales and $171 thousand in net income from restaurant operations during fiscal 1998.

           Of the 95 units to be closed as part of this strategy, 85 units have been closed including seven units during fiscal 2001. Five remaining units are expected to be closed and five units will remain in operation. During fiscal 2000 the Company was able to extinguish certain lease liabilities for several closed units at terms more favorable than anticipated when the estimated liability was initially established. Additionally, five leases were restructured making it feasible to scrape (demolish) the existing building and rebuild a new facility at the current location, thereby making it unnecessary to abandon the site and incur the related closing costs. Furthermore, the Company concluded that four units originally identified for closure would remain in operation at their current locations due to improvement in store performance and outlook resulting primarily from surrounding positive economic changes. As a result of these specific events, during fiscal 2000 the Company updated its estimate of the liability needed to complete the re-imaging strategy and determined that it was appropriate to reverse $1.18 million of the $11.4 million impairment and loss provision recorded in March 1998.

           Below is a summary of the charges/disbursements that were planned as part of the 1998 impairment and loss provision related to the Company's re-imaging plan:

                                                  Fiscal Year Ended   From Plan
           (Dollars in thousands)                  March 27, 2001     Inception
                                                   --------------     ---------

           Beginning Balance                         $    1,761      $   11,400
           Planned charges / disbursements                 (897)         (9,356)
           (Income) expense impacts:
             Favorable changes to lease terms
               and other estimates                           --          (1,010)
             Modifications due to economic changes           --            (170)
                                                     ----------      ----------
           Sub-total                                         --          (1,180)
                                                     ----------      ----------

           Balance at March 27, 2001                 $      864      $      864
                                                     ==========      ==========

           The amount utilized from plan inception includes $7.1 million related to impairment and loss on disposition of assets. During fiscal 2001 the Company made $897,000 in net planned disbursements, which included $544,000 in costs associated with the early extinguishment of certain lease liabilities.

           Fiscal 2000 Facility Action Provisions - During fiscal 2000 the
           --------------------------------------
Company recorded a $1.7 million provision for facility actions at 39 locations consisting of $1.2 million for assets and intangibles that were impaired as a result of the closure decision and $500 thousand for estimated de-identification costs and contractual lease carry costs. Of the 39 properties included in these charges, four units closed without replacement. These four units generated approximately $994 thousand in sales and $93 thousand in net loss from restaurant operations during fiscal 2000.

           Below is a summary of the net charges/disbursements that were planned as part of the fiscal 2000 facility actions:

                                                  Number    Fiscal Year Ended    From Plan
           (Dollars in thousands)                of Units     March 27, 2001     Inception
                                                 --------     --------------     ---------
           Beginning Balance                        39            $  340          $ 1,710
           Planned charges / disbursements                          (200)          (1,570)
                                                                  ------          -------

           Balance at March 27, 2001                              $  140          $   140
                                                                  ======          =======

           Fiscal 2001 Facility Action Provisions - During fiscal 2001 the
           --------------------------------------
Company recorded a $2.5 million provision for facility actions at 55 locations consisting of $1.8 million for assets and intangibles that were impaired as a result of the closure decision and $700 thousand for estimated de-identification costs and contractual lease carry costs. Of the 55 properties included in these charges, one unit closed without replacement. This unit generated approximately $318 thousand in sales and $5 thousand in net income from restaurant operations during fiscal 2000.

           Below is a summary of the net charges/disbursements that were planned as part of the fiscal 2001 facility actions:

                                                     Number       Fiscal Year Ended
           (Dollars in thousands)                   of Units       March 27, 2001
                                                    --------       --------------
           Beginning Balance                                           $    --
           Provision                                   55                2,475
           Planned charges / disbursements                              (1,984)
                                                                       -------

           Balance at March 27, 2001                                   $   491
                                                                       =======

           Skipper's Reserves - Effective March 25, 1996 the Company sold Skipper's Inc. but retained certain assets and liabilities primarily related to the closure of 77 properties in February 1995. The retained assets were recorded at the lesser of net book value or fair value in accordance with SFAS No. 121 and the remaining assets are reflected in assets held for sale. At March 27, 2001 the remaining closure reserve consists largely of future net lease carry costs associated with 18 leased properties with remaining lease obligations. The average term of these leased properties is 7 years with the longest obligation being 24 years. Management believes the remaining balance is adequate to cover future costs associated with these 18 properties.

           Below is a summary of disbursements related to the Company's Skipper's reserve:

                                                       Fiscal Year Ended
           (Dollars in thousands)                       March 27, 2001
                                                        --------------

           Beginning Balance                               $ 3,104
           Planned charges / disbursements                    (348)
                                                           -------

           Balance at March 27, 2001                       $ 2,756
                                                           =======

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

NOTE 7:    Income Taxes

           The provision for income taxes consisted of the following:

                                                   For the Fiscal Year Ended
                                            ------------------------------------
                                            March 27,     March 28,    March 30,
           (Dollars in thousands)             2001          2000         1999
                                              ----          ----         ----

           Current:
               Federal                      $  6,676     $  9,368      $ 20,405
               State/Foreign                     211          349           576
                                            --------     --------      --------
                                               6,887        9,717        20,981
                                            --------     --------      --------

           Deferred:
               Federal                         2,234        2,530         2,934
               State/Foreign                      71           93            77
                                            --------     --------      --------
                                               2,305        2,623         3,011
                                            --------     --------      --------

           Provision for income taxes       $  9,192     $ 12,340      $ 23,992
                                            ========     ========      ========

           The cumulative effect of the change in accounting principle of $175 thousand before income taxes resulted in a $61 thousand deferred tax benefit in fiscal 2000.

           The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                             For the Fiscal Year Ended
                                                      --------------------------------------
                                                      March 27,      March 28,     March 30,
           (Dollars in thousands)                       2001           2000          1999
                                                        ----           ----          ----
           Tax computed at statutory rate             $ 11,192      $ 12,340       $ 25,178
           State taxes, net of federal effect, and
             other, including goodwill amortization,
             the impact of the Romacorp
             recapitalization and tax credits               --            --         (1,186)
           Reduction of income taxes previously
             provided                                   (2,000)           --             --
                                                      --------      --------       --------

           Provision for income taxes                 $  9,192      $ 12,340       $ 23,992
                                                      ========      ========       ========

           Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          March 27,     March 28,
           (Dollars in thousands)                           2001          2000
                                                            ----          ----
           Deferred tax assets:

           Insurance reserves                            $   5,138      $   5,095
           Closure reserves                                  1,562          2,111
           Other, net                                        1,622          1,336
                                                         ---------      ---------
           Total deferred tax assets                         8,322          8,542
                                                         ---------      ---------
           Deferred tax liabilities:

           Depreciation and amortization                   (13,343)       (11,409)
           Other, net                                       (1,168)        (1,017)
                                                         ---------      ---------
           Total deferred tax liabilities                  (14,511)       (12,426)
                                                         ---------      ---------

           Net deferred tax liability                    $  (6,189)     $  (3,884)
                                                         =========      =========

             Current                                     $   3,640      $   3,218
             Non-current                                 $  (9,829)     $  (7,102)

           Cash paid for income taxes in fiscal 2001, 2000 and 1999 was $10.7 million, $8.1 million and $19 million, respectively.

NOTE 8:    Commitments

           The Company leases certain restaurant equipment and buildings under operating leases. Rent expense for fiscal 2001, 2000 and 1999 was $21 million, $19 million and $16.8 million, respectively, including contingent rents of approximately $1.5 million, $1.1 million and $1.1 million, respectively. The majority of the Company's leases contain renewal options for 1 to 5 years. The remaining leases may be renewed upon negotiations. Minimum lease payments for the next five years, including non-operating assets, at March 27, 2001 consisted of:

                    Fiscal Year                           (Dollars in thousands)

                        2002                                   $  17,632
                        2003                                      15,010
                        2004                                      12,611
                        2005                                      10,232
                        2006                                       8,730
                    Thereafter                                    26,376
                                                               ---------

                    Total minimum lease commitments            $  90,591
                                                               =========

           Total minimum lease payments have not been reduced by aggregate minimum sublease rentals of $3.7 million under operating leases due in the future under non-cancelable subleases.

NOTE 9:    Earnings per Share

           The following table sets forth the computation of basic and diluted earnings per share:

                                                             Fiscal Year Ended
                                                ---------------------------------------
           (Amounts in thousands,               March 27,       March 28,     March 30,
           except per share data)                  2001            2000         1999
                                                   ----            ----         ----
           Numerator:
           Income before cumulative change in
               accounting principle              $ 22,776       $ 22,919      $ 47,946

           Denominator:
           Weighted average shares                 22,005         23,920        24,622
           Employee stock options                     183            324           370
                                                 --------       --------      --------

           Denominator for diluted
               earnings per share                  22,188         24,244        24,992
                                                 ========       ========      ========

           Earnings per share - basic            $   1.04       $    .96      $   1.95
                                                 ========       ========      ========

           Earnings per share - diluted          $   1.03       $    .95      $  $1.92
                                                 ========       ========      ========

NOTE 10:   Stock Options

A summary of the Company's stock option activity and related information is presented below:

                                            March 27, 2001        March 28, 2000       March 30, 1999
                                                    Weighted             Weighted              Weighted
                                                    Average              Average               Average
                                                    Exercise              Exercise              Exercise
(Options in thousands)                    Options    Price      Options    Price      Options   Price
                                          -------    -----      -------    -----      -------   -----
Outstanding-beginning of year              1,699   $  8.49       1,566    $  8.21      1,857   $  7.77
Granted                                      614   $  9.36         403    $  9.59        203   $ 11.17
Canceled                                    (553)  $  9.54        (150)   $  9.99       (176)  $  8.81
Exercised                                    (21)  $  7.47        (120)   $  6.62       (318)  $  7.20
                                            ----                 -----                 -----

Outstanding-end of year                    1,739   $  8.47       1,699    $  8.49      1,566   $  8.21
                                           =====                 =====                 =====

Exercisable-end of year                      871   $  7.35       1,151    $  7.91      1,157   $  7.65
                                            ====                 =====                 =====

Weighted average fair value per share
    of options granted during
    the year                                       $  3.58                $  3.69              $  3.93

           Exercise prices for options outstanding as of March 27, 2001 ranged from $5.00 to $14.75 and the weighted average remaining contractual life is 5 years.

           The Company has a 1994 Non-Qualified Stock Option Plan under which 3,791,450 shares of common stock are reserved for issuance to employees and officers at an exercise price equal to the fair market value of the common stock on the date of grant and vest over a four-year period in equal annual amounts and expire 10 years from the date of grant.

           Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The following table summarizes information about stock options as of March 27, 2001:

(Shares in thousands)        Outstanding Stock Options           Exercisable Stock Options
                          ---------------------------------   -----------------------------

                                      Weighted
                                      Average     Weighted                         Weighted
                           Number     Remaining    Average           Number         Average
                             of      Contractual  Exercise             of          Exercise
                           Shares       Life        Price            Shares          Price
                           ------       ----        -----            ------          -----

Range of Exercise Prices
------------------------
  $  5.00  to  $ 7.375       619    3.6 years      $  6.29             567         $   6.19
  $  7.625 to  $11.25      1,043    8.4 years      $  4.18             269         $   9.12
  $ 11.50  to  $14.75         77    7.5 years      $ 12.92              35         $  12.70

           The Company measures pro forma compensation expense of its employee stock options using the intrinsic value based method of accounting. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation". The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999; risk-free interest rate of 6.21%, 6.28% and 4.87%, respectively; volatility factor of the expected market price of the Company's common stock of 30.1%, 30.6% and 29.8%, respectively, and an average expected life of the option of 5 years.

           For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

(Dollars in thousands, except per share data)

                              2001                         2000                       1999
                    As Reported  Pro Forma       As Reported  Pro Forma     As Reported  Pro Forma
                    -----------  ---------       -----------  ---------     -----------  ---------
Income before
  cumulative
  effect of change
  in accounting
  principle           $22,776      $22,436        $22,919      $22,639        $47,946     $ 47,656
Earnings
  per share - basic   $  1.04      $ 1.02         $   .96      $   .95        $  1.95     $   1.94

Earnings
  per share - diluted $  1.03      $ 1.01         $   .95      $   .93        $  1.92     $   1.91

NOTE 11:   Acquisitions

           Between February 4, 1999 and June 8, 2000 the Company acquired 233 Pizza Hut units from PHI. These acquisitions were funded through the Company's revolving credit facility or the issuance of senior notes. The purchase prices of these acquisitions were allocated between facilities and equipment and franchise rights. The following table summarizes these acquisitions:

          (Dollars in millions)

                                           Purchase              # Units Purchased
                                                        --------------------------------------
                                Date         Price      Fiscal 2001   Fiscal 2000  Fiscal 1999
                                ----         -----      -----------   -----------  -----------
                               2/4/99        $31.0 (1)       --            --           99
                              7/22/99        $33.6           --            70           --
                               6/8/00        $18.7           64            --           --
                                                          -----         -----        -----

           Total Units Acquired                              64            70           99
                                                          =====         =====        =====

           (1) Does not include land purchased from seller in August 1999 for $2.6 million.

           The following table indicates the pro forma results of the 99-unit acquisition which was completed on February 4, 1999. Pro forma results are not presented for the 70-unit acquisition in July 1999 and the 64-unit acquisition in June 2000 as the size of the acquisitions did not meet the minimum threshold required for reporting such information.

           Pro Forma Results (unaudited)
                                                           March 30,
           (Dollars in thousands, except per share data)     1999
                                                             ----

           As reported:
               Total revenues                              $ 401,159
               Net income                                     47,946
               Net income per share-basic                       1.95
               Net income per share-diluted                     1.92

           Pro forma:
               Total revenues                              $ 449,098
               Pro forma net income                           48,502
               Pro forma net income per share-basic             1.97
               Pro forma net income per share-diluted           1.94

           The table presents unaudited pro forma results for fiscal 1999 assuming all units had been acquired as of the beginning of the period presented and reflects certain adjustments.

           The unaudited pro forma results shown are not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective periods or results that may occur in the future.

NOTE 12:   Quarterly Results (unaudited)

                                     First         Second        Third        Fourth     Annual
(Dollars in thousands,              Fiscal         Fiscal       Fiscal        Fiscal     Fiscal
except per share data)              Quarter        Quarter      Quarter       Quarter     Total
                                    -------        -------      -------       -------    ------
Year Ended March 27, 2001
    Revenue                        $ 120,886        $ 125,616    $ 127,799   $ 130,948   $ 505,249
    Income from restaurant
        operations                    21,873           20,405       21,059      21,918      85,255
    Net facility action charges          940              475          595         465       2,475
    Net income                         5,831            4,694        4,869       7,382      22,776
    Earnings per share - basic           .26              .21          .22         .34        1.04
    Earnings per share - diluted         .26              .21          .22         .33        1.03

Year Ended March 28, 2000
    Revenue                        $ 107,676        $ 113,494    $ 114,544   $ 119,910   $ 455,624
    Income from restaurant
        operations                    20,141           18,063       19,113      22,095      79,412
    Net facility action charges          270             (580)         500         340         530
    Cumulative effect of change
        in accounting principle          114               --           --          --         114
    Net income                         6,563            5,260        4,734       6,248      22,805
    Earnings per share - basic           .26              .21          .20         .28         .95
    Earnings per share - diluted         .26              .21          .19         .28         .94

NOTE 13:   Subsequent Event(s)

           The Company announced on May 10, 2001 that it's Board of Directors, at a special meeting, approved entering into an Agreement and Plan of Merger between the Company and Mergeco, Inc. (the "Merger"), under which all of the outstanding common stock of the Company will be acquired, other than the shares owned by Mergeco's stockholders, for $11.55 per share in cash. Mergeco, Inc. was formed to consummate the Merger and is controlled by O. Gene Bicknell, Chairman of the Board and Chief Executive Officer of the Company. The minority interest, representing approximately 35% of NPC's outstanding stock, will be purchased if the Merger is consummated for a total purchase price of approximately $90 million.

           The decision of the Company's Board of Directors was based upon the recommendation of the Special Committee of the Board formed to represent the interests of the stockholders other than Mr. Bicknell and his affiliates (the "Minority Stockholders"). The Special Committee's recommendation was based, in part, upon an opinion received from its financial advisor, Goldsmith Agio Helms Securities, Inc., that the consideration to be received by the Minority Stockholders in the Merger is fair from a financial point of view. A special meeting of stockholders is expected to be held in August of this year to vote on the Merger.

           In addition, the Company announced an agreement in principle among parties to litigation filed in connection with the proposed Merger. Attorneys for the parties to that litigation have signed a Memorandum of Understanding describing the terms of the agreement in principle. Those terms make the agreement in principle subject, among other things, to review of the proposed settlement by the court and they would take effect only if the Merger is approved and consummated.

           The Merger is conditioned upon (1) Mergeco, Inc. obtaining financing sufficient to consummate the Merger, (2) approval by the holders of a majority of the outstanding shares of the Company, (3) approval by the holders of a majority of the shares owned by the Minority Stockholders voting at the special meeting of stockholders, (4) there being no legal or judicial restraints or prohibitions preventing completion of the Merger, increasing the Merger consideration or imposing material damages, (5) the holders of not more than 5% of the outstanding shares having properly demanded dissenters' rights of appraisal, and (6) the holders of a majority of the shares underlying the Company stock options approving certain amendments to the Company's stock option plan.

           All expenses incurred in connection with the Merger Agreement and the Merger will be paid by the Company. These expenses include fees incurred in connection with (1) the preparation, printing, filing and mailing to stockholders of the proxy statement and the solicitation of stockholder approvals, including legal and accounting fees; (2) all continuing indemnification and fee obligations to the respective financial advisors to the Special Committee and Mergeco, Inc.; (3) all fees and expenses payable to financing sources to fund the Merger consideration and other anticipated capital needs of the surviving corporation; and (4) all expenses incurred in connection with the negotiation, execution, delivery and performance of the Merger Agreement and the financing related thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There have been no changes in, or disagreements with, the Company's independent accounts on accounting or financial disclosure matters.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

      (a)  Identification of Directors

           Directors with Terms to Expire in 2001:
           --------------------------------------

           O. GENE BICKNELL, Age 68, Chairman of the Board of the Company. Mr. Bicknell has been Chairman of the Board of Directors of the Company and its predecessors since 1962. Mr. Bicknell re-assumed the position of Chief Executive Officer, a position he held from 1962 to 1992, on January 31, 1995.

           MICHAEL BRAUDE, Age 65, Retired.
           Mr. Braude recently retired as President and Chief Executive Officer of the Kansas City Board of Trade, a position he held from 1984-2000. Mr. Braude also serves as a director of Country Club Bank and Midwest Grain Products, Inc. He has served as a director of the Company since 1998 and is currently a member of the Audit Committee and Compensation Committee.

           Directors with Terms to Expire in 2002:
           --------------------------------------

           JAMES K. SCHWARTZ, Age 39, President and Chief Operating Officer of the Company. Mr. Schwartz joined the company in October 1991 as Vice President of Accounting and Administration. He was promoted to Vice President of Finance, Treasurer and Chief Financial Officer in 1993. In January 1995 he was promoted to President and Chief Operating Officer. Mr. Schwartz is a board member of the International Pizza Hut Franchise Holders Association and the Unified Foodservice Purchasing Cooperative. Mr. Schwartz has served as a director of the Company since 1996.

           WILLIAM A. FREEMAN, Age 57, Senior Vice President and Chief Financial Officer of Semitool, Inc. Mr. Freeman has been Senior Vice President and Chief Financial Officer of Semitool, Inc., a semiconductor equipment manufacturer, since March 1998. Previously, Mr. Freemen was self-employed as a management consultant after retiring from Zurn Industries, Inc. in 1995. Mr. Freeman's former consulting clients included, among others, entities privately held by Mr. O. Gene Bicknell. Mr. Freeman was President of Zurn Industries, Inc., a manufacturing and construction company, from May 1991 through September 1995. During his tenure at Zurn Industries, Inc., Mr. Freeman also held the positions of Senior Vice President and Chief Financial Officer from May 1986 through May 1991 and divisional management positions from January 1973 through April 1986. Mr. Freeman has served as a director of the Company since 1996 and is currently a member of the Audit Committee and Compensation Committee.

           MICHAEL W. GULLION, Age 47, Chairman of the Board of Directors and Chief Executive Officer of Gold Banc Corporation, Inc. ("Gold Banc"). Mr. Gullion has served as Chairman and Chief Executive Officer of Gold Bank in Leawood, Kansas, the leading bank for Gold Banc Corporation, Inc. since 1978. He was President of Gold Banc from its inception in December 1985 through February 1999 and is currently Chairman of the Board of Directors and Chief Executive Officer of Gold Banc. Mr. Gullion has served as a director of the Company since 1999 and is currently a member of the Audit Committee and Compensation Committee.

           Director with Term to Expire in 2003:
           ------------------------------------

           MARTIN C. BICKNELL, Age 33, Senior Vice President of Investments of A.G. Edwards & Sons, Inc. Mr. Martin C. Bicknell has been Senior Vice President of Investments of A.G. Edwards & Sons, Inc. in Overland Park, Kansas, since March 1997. Mr. Martin C. Bicknell joined the A.G. Edwards & Sons, Inc. as a Financial Consultant in 1991. Mr. Martin C. Bicknell is the son of Mr. O. Gene Bicknell, Chairman of the Board of the Company and holds the position of Trustee or Successor Trustee in certain trusts controlled by Mr. O. Gene Bicknell which trusts are beneficial owners of Common Stock in the Company. Mr. Martin C. Bicknell has served as a director of the Company since 2000.

                        MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

           The Board of Directors met four times during the fiscal year ended March 27, 2001. The Company's standing Stock Option and Compensation Committee met two times and the Company's standing Audit Committee met four times during the last fiscal year. The Company does not have a Nominating Committee. The normal duties of such a committee are carried out by the entire Board of Directors. During the last fiscal year, none of the Company's directors attended fewer than 75% of the meetings of the Board of Directors or any committee of which he was a member.

           AUDIT COMMITTEE. The Audit Committee is comprised of Messrs. Freeman, Braude and Gullion. The Audit Committee recommends to the Board of Directors the independent auditors that will conduct the annual audit of the Company, and also reviews the Company's accounting practices and control systems and reviews the qualifications and performance of the proposed independent auditors. In May 1999, the Board of Directors adopted a formal written charter of the Audit Committee, which was amended in April 2000, which specifies the scope of the Audit Committee's responsibilities, and how it carries out those responsibilities, including the structure, processes and membership requirements of the Committee. The Board undertook this action in response to recommendations of the Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees and rule changes of the Nasdaq Stock Market and the Securities and Exchange Commission.

           STOCK OPTION AND COMPENSATION COMMITTEE. The Stock Option and Compensation Committee is comprised of Messrs. Braude, Freeman and Gullion. The Committee reviews and recommends to the Board of Directors the levels, amounts, and types of compensation to be paid to executive officers and directors of the Company. The Committee also determines the number of options to be granted to the Company's executive management and receives and reviews executive management's recommendations regarding options to be granted to all other Company employees.

      (b)  Identification of Executive Officers

           Information with respect to the executive officers of the Company is set forth in Item 4A of Part I hereof.

      (c)  Section 16(a) Beneficial Ownership Compliance

           Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons owning more than ten percent of a registered class of the Company's securities to file with the United States Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater-than-ten-percent Stockholders are required by the Securities and Exchange Commission's regulations to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 27, 2001, all Section 16(a) filing requirements applicable to directors, executive officers and greater-than 10% Stockholders were met, except that one initial statement of beneficial ownership of securities on Form 3 was filed late by Mr. Robert R. Greene.

ITEM 11.   EXECUTIVE COMPENSATION

                              DIRECTOR COMPENSATION

        Non-employee directors are paid a fee of $1,000 for each Board meeting attended, $750 for each committee meeting attended and $1,000 per month as additional director's compensation. Directors who are also employees of the Company do not receive any additional compensation solely for serving as directors of the Company. Messrs. Braude, Freeman, Gullion and Martin C. Bicknell have never been employed by the Company.

              STOCK OPTION AND COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

        The Stock Option and Compensation Committee is currently comprised of Messrs. Braude, Freeman and Gullion. Mr. Braude chairs the Committee. None of the members of the Stock Option and Compensation Committee were, during the Company's last fiscal year, an officer or employee of the Company or any of its subsidiaries, or otherwise were formally an officer of the company or any of its subsidiaries.

                            EXECUTIVE COMPENSATION

           The following table summarizes, for each of the three fiscal years ended March 27, 2001, March 28, 2000 and March 30, 1999 the compensation awarded to, earned by, or paid to (i) the Chief Executive Officer (the "CEO") of the Company as of March 27, 2001, and (ii) each of the five most highly compensated executive officers (other than the CEO) who served as executive officers of the Company or its subsidiaries as of March 27, 2001, whose annual compensation exceeded $100,000 for the fiscal year ended March 27, 2001, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the fiscal year (i), (ii) and (iii) collectively, the "Named Executive Officers". The Company does not currently award stock appreciation rights or restricted stock. Long-term incentives offered by the Company under its executive compensation program are stock options, the Non-Qualified Deferred Compensation and Retirement Plan and the Non-Qualified Executive Deferred Compensation Plan described below:

                          Summary Compensation Table
                          --------------------------


    Name and                                   Annual Compensation                        All Other
    Principal                 Fiscal           -------------------       Stock Option   Compensation
    Position                  Year (1)         Salary         Bonus         Awards            (2)
----------------------------------------------------------------------------------------------------
    O. Gene Bicknell
      Chairman of the             2001       $500,000     $150,000        400,000         $ 88,197
      Board and Chief             2000        450,000      150,000           ----           79,804
      Executive Officer (3)       1999        370,000      200,000           ----           69,767

    James K. Schwartz             2001        380,000      150,000           ----           26,038
      President and               2000        350,000      150,000           ----           24,779
      Chief Operating Officer     1999        250,000      325,000           ----           13,442

    Troy D. Cook                  2001        245,000       95,000           ----           18,444
      Senior Vice President and   2000        225,000       80,000           ----           17,010
      Chief Financial Officer,    1999        165,000      263,750           ----           11,926
      Secretary and Treasurer

    D. Blayne Vaughn              2001        130,000       34,356           ----            6,641
      Vice President              2000        125,000       29,836          4,000            6,291
      Pizza Hut Operations        1999        116,500       14,223           ----           67,708

    L. Bruce Sharp                2001        118,000       21,385           ----            5,639
      Vice President              2000        110,000       30,652          4,000            5,723
      Pizza Hut Operations        1999        100,500       11,088           ----           49,132


    Robert R. Greene              2001        102,000       20,408           ----            4,965
      Vice President              2000         83,000       34,282         21,200           29,523
      Pizza Hut Operations        1999         73,000       36,486           ----           33,429

(1) For the fiscal year ended on the last Tuesday in March for the year noted.
(2) Fiscal 2001 amounts consist of the Company's 2000 deferred compensation plan matching contributions, the cost of group term life insurance and accidental death benefits, car allowance, stock option gains and, in the case of Mr. Bicknell, the economic benefit derived from split-dollar life insurance policies paid for by the Company (see footnote 3, below), in the following amounts: Mr. Bicknell, $762 group insurance, $4,602 car allowance, $82,833 split-dollar insurance; Mr. Schwartz, $21,382 deferred compensation plan matching contributions, $54 group insurance, $4,602 car allowance; Mr. Cook, $13,788 deferred compensation plan matching contributions, $54 group insurance, $4,602 car allowance, Mr. Vaughn, $6,581 deferred compensation plan matching contributions, $60 group insurance; Mr. Sharp, $5,579 deferred compensation plan matching contributions, $60 group insurance; Mr. Greene, $4,905 deferred compensation plan matching contributions, $60 group insurance.
(3) The Company pays 100% of the premiums on split-dollar policies insuring the life of Mr. Bicknell. The policies state that the Company is entitled to be reimbursed all premiums it paid, without interest, from the proceeds with the residual to be paid to a named beneficiary. The Company receives a statement from the insurance company specifying the economic benefit derived by Mr. Bicknell under this arrangement, based upon the Company's rights under the policy. The benefit derived for each year is as follows: fiscal 2001 $82,833, fiscal 2000 $74,445 and fiscal 1999 $58,873.

                                 STOCK OPTIONS

          The following table sets forth information for the last completed fiscal year relating to (i) exercises by the Named Executive Officers of stock options pursuant to the Company's 1994 Plan and the Amended and Restated 1984 Non-Qualified Stock Option Plan (the "1984 Plan" or collectively the Company's "Stock Option Plans"), and (ii) holdings at March 27, 2001, by the Named Executive Officers of unexercised options granted pursuant to the Stock Option Plans. The Company currently does not award stock appreciation rights under its executive compensation program.

             Option Grants in the Fiscal Year Ended March 27, 2001
             -----------------------------------------------------

                                                                              Potential Realizable
                                         % of Total                          Value at Assumed Annual
                                          Options                             Rates of Stock Price
                         Number of       Granted to     Exercise                  Appreciation
                          Options        Employees      or Base      Expi-         for Option
                          Granted        in Fiscal       Price      ration          Term (2)
Name                        (1)             Year         ($/Sh)      Date         5%       10%
---------------------------------------------------------------------------------------------------
O. Gene Bicknell          400,000         65.2%        $10.00/sh    4/26/10   $2,515,579 $6,374,970
James K. Schwartz          ----            ----          ----       ----          ----      ----
Troy D. Cook               ----            ----          ----       ----          ----      ----
D. Blayne Vaughn           ----            ----          ----       ----          ----      ----
L. Bruce Sharp             ----            ----          ----       ----          ----      ----
Robert R. Greene           ----            ----          ----       ----          ----      ----

(1) Options are generally exercisable beginning 12 months after the grant date, with 25% of the shares covered thereby becoming exercisable at that time and with an additional 25% of the option shares becoming exercisable on each successive anniversary date, with full vesting occurring on the fourth anniversary date. All options were granted at the market price or higher on the date of grant and expire ten years from such date, subject to earlier termination in certain events related to termination of employment. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions.

(2) Assumed annual appreciation rates are set by the Securities and Exchange Commission and are not a forecast of future appreciation. The amounts shown are pre-tax and assume the options will be held throughout the entire ten-year life. If the Company's Common Stock does not increase in value, the options are valueless.

 Aggregated Option Exercises in Fiscal 2001 and Option Value at March 27, 2001
 -----------------------------------------------------------------------------

                                                                                   Value of
                                                          Number of               Unexercised
                                                         Unexercised             In-the-Money
                        Shares                           Options at               Options at
                       Acquired                        March 27, 2001           March 27, 2001
                          on           Value            Exercisable/             Exercisable/
 Name                  Exercise      Realized           Unexercisable          Unexercisable (1)
 --------------------------------------------------------------------------------------------------
 O. Gene Bicknell    $  ----       $  ----          350,000 / 300,000         $237,500 / 150,000

 James K. Schwartz      ----          ----             200,000 / ----            858,125 / ----

 Troy D. Cook           ----          ----             100,000 / ----            390,000 / ----

 D. Blayne Vaughn       ----          ----             36,000 / 3,000            112,500 / ----

 L. Bruce Sharp         ----          ----             10,375 / 3,000             16,172 / ----

 Robert R. Greene       ----          ----              5,925 / 15,900           16,486 / 42,660

(1) The closing price of the Common Stock on the Nasdaq Stock Market on March 27, 2001 was $10.50 per share. Value is calculated by determining the difference between the option exercise price and $10.50 multiplied by the number of shares of Common Stock underlying the options.

                     EXECUTIVE DEFERRED COMPENSATION PLAN

          Effective December 1, 1998, the Company established the Non-Qualified Executive Deferred Compensation Plan which is administered by the Compensation Committee. James K. Schwartz and Troy D. Cook are currently the only eligible participants to the Non-Qualified Executive Deferred Compensation Plan. The full benefit amounts available to Messrs. Schwartz and Cook are up to $10 million and $7 million, respectively (the "Full Benefit Amounts"), which benefit amounts vest at specified intervals over a 19 1/2 year period from the effective date of the agreement.

          In the event a change of control occurs, as defined in the agreement, the vesting schedule will be modified to provide for accelerated vesting, in whole or in part, depending upon the amount of time lapsed from the effective date of the agreement, and the nature of the participant's continued employment, if any.

          The Non-Qualified Executive Deferred Compensation Plan provides that the Company acquire life insurance policies on the lives of Messrs. Schwartz and Cook with death benefits of $5 million each. The Company is the sole owner and beneficiary of such policies. Upon the death of a participant, the Non-Qualified Executive Deferred Compensation Plan provides that the participant's beneficiary will receive the Full Benefit Amount earned on the date of death, if any, plus the proceeds of the life insurance policy on such participant.

                   DEFERRED COMPENSATION AND RETIREMENT PLAN

          Effective January 1, 1999, as approved by the Compensation Committee of the Board of Directors, the Company established the Non-Qualified Deferred Compensation and Retirement Plan (the "Plan"). Participation in the Plan is based on meeting certain compensation levels or approval of the Stock Option and Compensation Committee. The provisions of the plan allow a participant to make separate elections for the deferral of a portion of their salary and a portion of their bonuses, if any. The Company will match participant contributions 100% on the first 4% of the compensation that is deferred. Additionally, the Company can make discretionary contributions to the plan for any individual participant. No discretionary contributions were made during fiscal 2001. Contributions to the plan are made to a rabbi trust. With respect to Company matching contributions, participants vest 25% for each year of service through the fourth year of service. Distributions from the plan are made in either lump sum payments or equal payments over five or ten year terms.

             REPORT OF THE STOCK OPTION AND COMPENSATION COMMITTEE
                           ON EXECUTIVE COMPENSATION

           The compensation for the Company's Chief Executive Officer and its other executives is administered by the Stock Option and Compensation Committee with oversight by the Board of Directors. Executive compensation is comprised of four primary components: a base salary, a non-guaranteed performance bonus, deferred compensation and stock option grants. The first two are based generally upon short-term performance, with the latter two offered as long-term incentives to the executive.

           In fiscal 2001, the Committee reviewed surveys published by the National Restaurant Association to obtain competitive compensation levels for companies similar in size and nature. The Committee seeks to establish base rates believed to be competitive so that the Company is able to attract and retain qualified and experienced executives. Base salaries are reviewed annually taking into account competitive salaries in the industry and the relative performance of the individual and Company during the previous fiscal year. Compensation surveys reviewed by the Committee include many of the peer companies reflected in the Performance Graph included herein; both the surveys and the graph are based upon the same standard industrial code as that of the Company.

           Annual bonuses, if granted, are based primarily upon the individual executive's contribution to the Company. Bonuses are determined by the Stock Option and Compensation Committee and then proposed to the full Board of Directors for ratification and approval, with tentative installments paid quarterly. Because the relative performance and contribution of an executive may not perfectly coincide with earnings reported in the respective fiscal year, bonuses may not correlate directly with a particular division's or company-wide earnings results.

           The Company utilizes long-term awards in the form of stock options to strengthen the link between executive pay and overall Stockholder return. Stock options have been periodically issued pursuant to the Stock Option Plans and have been an integral part of executive officer compensation. The Stock Option and Compensation Committee believes such options will align the interests of the Company's executives with those of its Stockholders. The Committee believes that Company performance is reflected over time in the price of the Company's stock and that improving the stock price benefits the Stockholders collectively in addition to the individual executive.

           The Stock Option and Compensation Committee does not impose strict formulas or compare results to specific pre-set performance targets in determining overall compensation for executive officers. Factors considered by the Stock Option and Compensation Committee in determining current performance and the related compensation for the Company's executive officers for the 2001 fiscal year include (i) the achievement of minimum performance standards (generally prior year operating performance, adjusted for those factors in the current or prior year which are outside the control of the individual being considered), (ii) current year earnings performance in relation to performance of the Company's competitors, (iii) overall Stockholder return (in the form of stock price appreciation), (iv) the organizational level at which the executive functions, (v) the individual executive's success in performing the requisite duties and responsibilities of his or her office, and (vi) compensation levels for executives at companies which are similar in size and complexity to the Company.

           While some or all of these factors are considered in judging the performance of each executive, certain of the factors may have more or less relevance in determining a specific individual's performance and resulting pay. Particular factors may be considered more relevant to, and weigh more heavily in determination of compensation for, the executive who exercises operating control over a division or subsidiary than for an executive who performs a general function.

Chief Executive Officer Compensation

           The Stock Option and Compensation Committee utilizes the same factors in determining the compensation of its Chief Executive Officer as it does for all executives of the Company. Although there are specific discussions regarding overall company performance and the Chief Executive Officer's contribution in achieving those results, there is no unique criterion applied to the Chief Executive Officer that is not also applied to other key executives of the Company, as outlined above. Mr. Bicknell does not participate in the discussion or vote when deliberations regarding his salary are before the Board of Directors, of which he is a member.

           In determining Mr. Bicknell's bonus in the current and prior year, the Committee considered the amount of time he spent on activities which were unrelated to the Company over the course of each fiscal year. On April 24, 2000, 400,000 stock options which were awarded to Mr. Bicknell in April 1990 expired. These stock options had an exercise price of $9.75 per share. On April 26, 2000, 400,000 options were awarded to Mr. Bicknell with an exercise price of $10.00 per share. The exercise price of these options is equal to the fair market value of the common stock on the date of grant. The options vest over a four-year period in equal annual amounts and expire 10 years from the date of grant.

Compensation Committee Members

Michael Braude
William A. Freeman
Michael W. Gullion

                         COMPARATIVE PERFORMANCE GRAPH

        Below is a graph comparing the total return on an indexed basis of a $100 investment in (i) the Company's Common Stock, (ii) a peer group of the Company and (iii) the overall broad equity market in which the Company participated. Management considers the Company's peer group to be all publicly-held companies with a primary Standard Industrial Code between 5800 and 5899 (Eating and Drinking Establishments) in existence during the reporting period. The broad equity market index consists of all Nasdaq Stock Market companies. All indices are based upon total return, weighted for market capitalization and with dividends reinvested; they are published by and available through the University of Chicago's Center for Research in Security Prices. The historical stock price performance shown on this graph is not indicative of future price performance.

                                    [GRAPH]

                           Mar-96    Mar-97    Mar-98     Mar-99    Mar-00    Mar-01
NPC International, Inc.     100.0     116.0     147.2      187.5      90.3     116.7
Peer Group                  100.0      81.0      89.1       68.4      65.0      78.0
Nasdaq Stock Market         100.0     114.9     170.7      232.5     452.9     183.8

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of April 26, 2001, certain information as to the number of shares of common stock beneficially owned by each person who is known by the Company to own beneficially more than 5% of its outstanding shares, by all directors and nominees, by the Named Executive Officers (as defined under the caption "Executive Compensation") and by the directors and executive officers as a group.

    Name and Title                                Amount and Nature of
    of Beneficial Owner                          Beneficial Ownership (1)      Percent of Class
    -------------------                         ---------------------          ----------------
    O. Gene Bicknell (2) (3)
        Chairman, Chief Executive
        Officer and Director                         14,368,923                     65.8%

    James K. Schwartz (3)
        President, Chief Operating Officer
        and Director                                    200,000                      *

    Troy D. Cook (3)
        Senior Vice President, Chief Financial
        Officer, Treasurer and Secretary                100,000                      *

    D. Blayne Vaughn (3)
        Vice President-Pizza Hut Operations              36,000                      *

    L. Bruce Sharp (3)
        Vice President-Pizza Hut Operations              10,375                      *

    Robert R. Greene (3)
        Vice President-Pizza Hut Operations               5,925                      *

    Michael Braude, Director                                200                      *

    William A. Freeman, Director                            400                      *

    Michael W. Gullion, Director                           ----                      *

    Martin C. Bicknell, Director (4)                    183,808                      *

    All executive officers, directors and
                                                     ----------                     -----
    nominees as a group (10 persons)                 14,905,631                     68.2%
                                                     ==========                     =====

(1) Includes options for 702,300 shares of Common Stock which may be acquired upon the exercise of stock options exercisable on or within 60 days after April 26, 2001. Does not include options held which are not exercisable within 60 days.
(2) Includes 588,816 shares of Common Stock of which 9,600 shares are owned by Mr. Bicknell's spouse and 579,216 shares are owned by the O. Gene Bicknell Charitable Remainder Unit Trust. The address for Mr. Bicknell is 720 W. 20/th/ Street, Pittsburg, Kansas 66762.
(3) Includes shares which may be acquired upon the exercise of stock options exercisable on or within 60 days after April 26, 2001, under the Company's stock option plan as follows: 350,000, 200,000, 100,000, 36,000, 10,375 and
    5,925 shares for Messrs. Bicknell, Schwartz, Cook, Vaughn, Sharp and Greene, respectively.
(4) Includes 183,808 shares of Common Stock of which 6,700 shares are jointly owned by Mr. Bicknell's children, and controlled by Mr. Bicknell and 177,108 shares are owned by Bicknell Family Foundation.

*Less than 1% ownership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           NPC utilized a corporate aircraft owned by Mr. O. Gene Bicknell and incurred expense of approximately $100,000 annually for such usage during fiscal 2001, fiscal 2000 and fiscal 1999. During fiscal 2001, 2000 and 1999, NPC purchased uniforms from Zouire, LLC, a company owned by Mr. O. Gene Bicknell and incurred expenses of $671,000, $240,000 and $232,000, respectively. During fiscal 1999, Mr. O. Gene Bicknell, an officer of NPC purchased real estate from NPC in the amount of $511,000. Management believes amounts paid or received were at least as favorable as could be obtained from unrelated parties.

           Effective July 1, 1998, NPC entered into a services agreement with an unconsolidated entity, RRH. In accordance with this agreement, as amended, NPC will provide accounting, management reporting and information services to RRH through March 23, 2003. This contract provides for unlimited one-year extensions and requires a one-year notification by either party if an extension will not be made. Fees earned under this agreement were $862,000 during fiscal 2001, $777,000 during fiscal 2000 and $564,000 during fiscal 1999. These fees are recorded as an offset to general and administrative expenses.

           Mr. Martin C. Bicknell is Senior Vice President of Investments of A.G. Edwards & Sons, Inc. A.G. Edwards Trust, a subsidiary of A.G. Edwards, Inc. and an affiliate of A.G. Edwards & Sons, Inc., is Trustee for the Company's Non-Qualified Deferred Compensation and Retirement Plan and provides other services related to the Company's Non-Qualified Executive Deferred Compensation Plan.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  List of Documents filed as part of this Report

           1)    Financial Statements

                 Report of Independent Accountants

                 Consolidated Balance Sheets as of March 27, 2001 and March 28, 2000

                 Consolidated Statements of Income for the years ended March 27, 2001, March 28, 2000 and March 30, 1999

                 Consolidated Statements of Stockholders' Equity for the years ended March 27, 2001, March 28, 2000 and March 30, 1999

                 Consolidated Statements of Cash Flows for the years ended March 27, 2001, March 28, 2000 and March 30, 1999

                 Notes to Consolidated Financial Statements

           2) No schedules are filed as part of this Report because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

           3)    Exhibits (numbered in accordance with Item 601 of Regulation
                 S-K)

                                                              Page Number or
Exhibit                                                       Incorporation
Number     Description                                        by Reference from
------     -----------                                        -----------------
2.1        Recapitalization Agreement among Romacorp, Inc.,   Exhibit 2-A to Form 8-K
           NPC International, Inc., NPC Restaurant Holdings,  filed May 8, 1998
           Inc. and Sentinel Capital Partners, L.P.           EDGAR 927025-98-000081

3.1        Restated Articles of Incorporation                 Exhibit 3(a) to Form S-1
                                                              Registration Statement
                                                              effective August 14, 1984
                                                              File #2-91885

3.2        Certificate of Amendment to Restated Articles      Amended by Form 8-K of
           Incorporation dated August 7, 1986, Certificate    filed May 30, 1991
           of Amendment to Restated Articles of
           Incorporation dated July 31, 1987 and
           Certificate of Change of Location of Registered
           Office dated October 20, 1987

3.3        Bylaws                                             Exhibit 3(b) to Form S-1
                                                              Registration Statement
                                                              effective August 14, 1984
                                                              File #2-91885

3.4        Certificate of Amendment to Restated Articles      Exhibit B to Proxy
           of Incorporation of National Pizza Company         Statement for Annual
           Effective July 12, 1994                            Meeting filed June 13, 1994
                                                              EDGAR 748714-94-000007

4.1        Specimen Stock Certificate for Common Stock        Exhibit 1 to Form 8-A
                                                              filed July 31, 1995
                                                              EDGAR 748714-94-000016

10.01      Franchise Agreement between Pizza Hut, Inc.        Exhibit 10.01 to Form 10-Q
           and NPC International, Inc. (sample                filed August 1, 1994
           document) effective March 30, 1994                 EDGAR 748714-94-000016

10.02      Assignment of and Blanket Amendment                Exhibit 10.02 to Form 10-K
           to Franchise Agreements                            filed June 6, 1997
                                                              EDGAR 748714-97-000017

10.03      1995 Franchise Agreement between Pizza             Exhibit 10.03 to Form 10-K
           Hut, Inc. and NPC Management, Inc.                 filed June 6, 1997
                                                              EDGAR 748714-97-000017


10.04      Profit Sharing Plan of NPC International, Inc.      Exhibit 10.25 to Form 10-K for
           dated July 1, 1992, as amended                      the year ended March 30, 1993

                                                               Exhibit 10.29 to Form 10-K for
                                                               the year ended March 29, 1994
                                                               EDGAR 748714-94-000009

                                                               Exhibit 10.33 to Form 10-Q
                                                               filed August 1, 1994
                                                               EDGAR 748714-94-000016

10.05      Fourth Amendment to the NPC International,          Exhibit 10.05 to Form 10-K
           Inc. Profit Sharing Plan dated July 1, 1992         filed June 6, 1997
                                                               EDGAR 748714-97-000017

10.06      Fifth Amendment to the NPC International, Inc.      Exhibit 10.06 to Form 10-K
           Profit Sharing Plan effective July 12, 1994         filed June 6, 1997
                                                               EDGAR 748714-97-000017

10.07      Sixth Amendment to the NPC International, Inc.      Exhibit 10.07 to Form 10-K
           Profit Sharing Plan dated January 1, 1997           filed June 6, 1997
                                                               EDGAR 748714-97-000017

10.08      Seventh Amendment to the NPC International, Inc.    Exhibit 10.08 to Form 10-K
           Profit Sharing Plan effective January 1, 1997       filed June 6, 1997
                                                               EDGAR 748714-97-000017

10.09      NPC International, Inc. 1984 Amended and            Exhibit 10(t) to Form 10-K
           Restated Stock Option Plan                          filed June 25, 1990

10.10      NPC International, Inc. 1994 Stock Option           Exhibit A to Proxy Statement to
           Plan dated May 3, 1994                              Annual Meeting of Stockholders
                                                               filed June 13, 1994
                                                               EDGAR 748714-94-000007

10.11      Senior Note Purchase Agreement made by and          Exhibit 10.26 to Form 10-K
           between Pacific Mutual Life Insurance Company,      for the year ended March 30, 1993
           Pacific Corinthian Life Insurance Company,
           Lutheran Brotherhood and NPC International, Inc.,   Exhibit 10.39 to Form 10-K
           as amended                                          for the year ended March 28, 1995

                                                               Exhibit 10.43 to Form 10-K
                                                               for the year ended March 28, 1995

                                                               Exhibit 10.44 to Form 10-K
                                                               for the year ended March 28, 1995

10.12      Amendment to the Senior Note Purchase Agreement     Exhibit 10.12  to Form 10-K
           made by and between Pacific Mutual Life Insurance   filed June 6, 1997
           Company, Pacific Corinthian Life Insurance Company,
           Lutheran Brotherhood and NPC International, Inc.
           dated May 29, 1996

10.13      Amendment to the Senior Note Purchase Agreement          Exhibit 10.13  to Form 10-K
           made by and between Pacific Mutual Life Insurance        filed June 6, 1997
           Company, Pacific Corinthian Life Insurance Company,      EDGAR 748714-97-000017
           Lutheran Brotherhood and NPC International, Inc.
           dated March 3, 1997

10.14      Amendment to the Senior Note Purchase Agreement          Exhibit 10.14 to Form 10-K
           made by and between Pacific Mutual Life Insurance        filed June 6, 1997
           Company, Pacific Corinthian Life Insurance Company,      EDGAR 748714-97-000017
           Lutheran Brotherhood and NPC  International, Inc.
           dated May 8, 1997

10.15      NPC Management, Inc. $50 million 7.94% Senior            Exhibit 10.15 to Form 10-K
           Guaranteed Notes due May 1, 2006, dated                  filed June 6, 1997
           May 1, 1997                                              EDGAR 748714-97-000017

10.16      $160 million Revolving Credit Agreement dated            Exhibit 10.16 to Form 10-K
           as of March 5, 1997 among NPC International,             filed June 6, 1997
           Inc., various banks and Texas Commerce Bank              EDGAR 748714-97-000017
           National Association as Agent and NationsBank
           of Texas, N.A. as Documentation Agent

10.17      Amended and Restated Revolving Credit Agreement          Exhibit 10.17 to Form 10-K
           dated May 8, 1997, effective March 26, 1997, among       filed June 6, 1997
           NPC Management, Inc., various banks and Texas            EDGAR 748714-97-000017
           Commerce Bank National Association as Agent and
           NationsBank of Texas, N.A. as Documentation Agent

10.18      $15 Million Revolving Credit Agreement dated             Exhibit 10.18 to Form 10-K
           as of March 5, 1997 among NPC International,             filed June 6, 1997
           Inc., various banks and Texas Commerce Bank              EDGAR 748714-97-000017
           National Association as Agent

10.19      $15 Million Amended and Restated Revolving               Exhibit 10.19 to Form 10-K
           Credit Agreement dated as of May 8, 1997 among           filed June 6, 1997
           NPC International, Inc., various banks and Texas         EDGAR 748714-97-000017
           Commerce Bank National Association as Agent

10.20      Amended and Restated Master Shelf and Assumption         Exhibit 10.20 to Form 10-K
           Agreement dated May 8, 1997, effective                   filed June 6, 1997
           March 26, 1997, between NPC Management, Inc.             EDGAR 748714-97-000017
           and The Prudential Insurance Company of America

10.21      Second Amended and Restated Revolving              Exhibit 10.21 to Form 10-Q
           Credit Agreement                                   filed July 25, 2000
                                                              EDGAR 748714-00-000019

10.22      Amended and Restated Master Guaranty               Exhibit 10.22 to Form 10-Q
                                                              filed July 25, 2000
                                                              EDGAR 748714-00-000019

10.23      Second Amended and Restated Swingline Note         Exhibit 10.23 to Form 10-Q
                                                              filed July 25, 2000
                                                              EDGAR 748714-00-000019

10.24      Second Amended and Restated Note                   Exhibit 10.24 to Form 10-Q
                                                              filed July 25, 2000
                                                              EDGAR 748714-00-000019

10.25      Leases between the Company and                     Exhibit 10(e) to Form S-1
           Messrs. Bicknell and Elliott                       Registration Statement
                                                              effective August 14, 1984
                                                              File #2-91885

10.26      Acquisition agreement by and among Seattle         Exhibit 2.0 to Form 8-K
           Crab Co., NPC International, Inc. and              filed March 28, 1996
           Skipper's, Inc. dated as of March 25, 1996

10.27      Lease Indemnification Agreement                    Exhibit 2.1 to Form 8-K
                                                              filed March 28, 1996

10.28      Liability Assumption Agreement                     Exhibit 2.2 to Form 8-K
                                                              filed March 28, 1996

10.29      Environmental Compliance Agreement                 Exhibit 2.3 to Form 8-K
                                                              filed March 28, 1996

10.30      Non-Competition Agreement                          Exhibit 2.5 to Form 8-K
                                                              filed March 28, 1996

10.31      Amendment to Assignment of and Blanket             Exhibit 10.29 to Form 10-K
           Amendment to Franchise Agreements                  for the year ended
                                                              March 31, 1998

10.32      Amendment to the Adoption Agreement                Exhibit 10.29 to Form 10-K
           of the Existing Retirement Plan to Activate        for the year ended
           the 401(k) Plan effective January 1, 1999          March 30, 1999

10.33      NPC International, Inc. Non-Qualified              Exhibit 10.30 to Form 10-K
           Executive Deferred Compensation Plan               for the year ended
           Effective December 1, 1998                         March 30, 1999

10.34      NPC International, Inc. Deferred                   Exhibit 10.31 to Form 10-K
           Compensation and Retirement Plan                   for the year ended
           Established January 1, 1999                        March 30, 1999

10.35      Pizza Hut National Purchasing Coop, Inc.           Exhibit 10.32 to Form 10-K
           Membership Subscription and Commitment             for the year ended
           Agreement                                          March 30, 1999

21         List of Subsidiaries                               Exhibit 21 to Form 10-K
                                                              for the year ended
                                                              March 27, 2001

23         Consent of Independent Auditors                    Exhibit 23 to Form 10-K
                                                              for the year ended
                                                              March 27, 2001

      (b)  Reports on Form 8-K

           The following forms were filed on Form 8-K during the quarter ended March 27, 2001:

           None.

           The following forms were filed on Form 8-K subsequent to the quarter ended March 27, 2001:

           NPC International Board Approves Merger.  Filed May 18, 2001.


                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the 18th day of May, 2001 on its behalf by the undersigned, thereunto duly authorized.

NPC INTERNATIONAL, INC.



By         /s/ Troy D. Cook
           -----------------------------
           Troy D. Cook

           Senior Vice President, Chief Financial Officer,
           Treasurer, Secretary
           (Principal Financial Officer)



By         /s/ Susan G. Dechant
           -----------------------------
           Susan G. Dechant
           Chief Accounting Officer, Director
           of Restaurant Services, Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of May, 2001.

         /s/ O. Gene Bicknell        Chairman of the Board,
         -----------------------     Chief Executive Officer and Director
         O. Gene Bicknell            (Principal Executive Officer)




         /s/ James K. Schwartz       President, Chief Operating Officer and Director
         -----------------------
         James K. Schwartz


         /s/ Troy D. Cook            Senior Vice President, Chief Financial
         -----------------------
         Troy D. Cook                Officer, Treasurer and Secretary
                                     (Principal Financial Officer)


         /s/ William A. Freeman      Director
         -----------------------
         William A. Freeman


         /s/ Michael Braude          Director
         -----------------------
         Michael Braude


         /s/ Michael W. Gullion      Director
         -----------------------
         Michael W. Gullion


         /s/ Martin C. Bicknell      Director
         -----------------------
         Martin C. Bicknell

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

D. Blayne Vaughn
Vice President, Pizza Hut Operations
Western Division

L. Bruce Sharp
Vice President, Pizza Hut Operations
Southern Division

Robert R. Greene
Vice President, Pizza Hut Operations
Eastern Division

LaVonne K. Walbert
Vice President Human Resources

Linda K. Lierz
Vice President Marketing

Frank S. Covvey
Chief Information Officer

Susan G. Dechant
Chief Accounting Officer, Director of Restaurant
Services and Assistant Secretary

James K. Villamaria
Risk and Regulatory Counsel

William A. Freeman, Director
Senior Vice President and Chief Financial Officer of Semitool, Inc.

Michael Braude, Director
Retired - Former President and Chief Executive Officer of the Kansas City Board of Trade

Michael W. Gullion, Director
Chairman of the Board of Directors and Chief Executive Officer of Gold Banc Corporation, Inc.

Martin C. Bicknell, Director
Senior Vice President of Investments of A.G. Edwards & Sons, Inc.

Independent Accountants

KPMG LLP
1000 Walnut, Ste. 1600
Kansas City, MO 64106