Form 10-K/A
period 2001-03-27
NPC INTERNATIONAL INC
filed 2001-07-03
CIK 748714

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

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

           Franchise agreements covering units acquired from PHI between fiscal 1995 and 1998 operate under a different franchise agreement which has a 20-year term from the date of the acquisition. The Company has the option to renew each Franchise Agreement prior to its expiration for a single renewal term of 15 years by entering into the then-current agreement and fee schedules, provided the Company is not then in default of its obligations under that franchise agreement, including the development schedule, if any, and has complied with the requirements thereof throughout the term of the agreement. These franchise agreements, as amended, require fees of 4.0% of gross sales and contain territorial exclusivity similar to the 1990 agreements.

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

ITEM 6.    SELECTED FINANCIAL DATA

                          FIVE-YEAR FINANCIAL SUMMARY

                                                               Fiscal Year Ended
                                        ---------------------------------------------------------------
(Dollars in thousands,                  March 27,     March 28,      March 30,    March 31,   March 25,
except per share data)                    2001          2000          1999        1998 (1)     1997
                                          ----          ----          ----        ----         ----
INCOME STATEMENT DATA:
Revenue                                 $ 505,249    $ 455,624    $ 401,159    $ 455,297    $ 295,285

Cost of sales                             128,461      117,637      107,821      125,365       80,618
Direct labor                              144,926      129,124      111,468      129,133       81,086
Other operating expenses                  146,607      129,451      110,339      120,272       75,523
                                        ---------    ---------    ---------    ---------    ---------
Income from restaurant
    operations                             85,255       79,412       71,531       80,527       58,058
General and administrative
    expenses                               25,115       22,487       20,983       23,930       17,710
Depreciation, amortization
    and pre-opening costs                  11,863       10,749        8,922       11,475        6,121
Net facility action charges and
    impairment and loss provision (2)       2,475          530           --       14,100           --
                                        ---------    ---------    ---------    ---------    ---------

Operating income                           45,802       45,646       41,626       31,022       34,227

Interest expense                          (14,461)     (11,282)     (10,177)     (15,655)      (5,455)
Miscellaneous income, net                     627          895        1,089          526          311
Recapitalization gain (3)                      --           --       39,400           --           --
                                        ---------    ---------    ---------    ---------    ---------
Income before income taxes                 31,968       35,259       71,938       15,893       29,083

Provision for income taxes                  9,192       12,340       23,992        5,563       11,272
                                        ---------    ---------    ---------    ---------    ---------
Income before cumulative
    effect of change in
    accounting principle                   22,776       22,919       47,946       10,330       17,811
Cumulative effect of change
    in accounting principle,
    net of tax                                 --         (114)          --           --           --
                                        ---------    ---------    ---------    ---------    ---------
Net income                              $  22,776    $  22,805    $  47,946    $  10,330    $  17,811
                                        =========    =========    =========    =========    =========
Earnings per share before
  cumulative effect of change
  in accounting principle:
    Basic                               $    1.04    $     .96    $    1.95    $     .42    $     .72
    Diluted                             $    1.03    $     .95    $    1.92    $     .41    $     .72

                                                       Fiscal Year Ended
                               ----------------------------------------------------------------
(Dollars in thousands,         March 27,     March 28,      March 30,    March 31,    March 25,
except per share data)           2001          2000           1999         1998 (1)     1997
                                 ----          ----           ----         ----         ----
YEAR END DATA:
Working capital deficit        $  (23,493)   $ (30,722)   $  (27,929)   $ (30,837)   $  (15,405)
Total assets                      442,872      395,555       344,083      382,492       259,907
Long-term debt                    194,300      166,900       123,500      204,033       116,777
Stockholders' equity              176,515      158,519       152,988      107,036        95,793
Number of Company-owned
    Units (4)                         835          782           735          725           513
Number of franchised units (4)         --           --            --          147           140
Number of employees                16,800       15,200        14,400       16,000        12,000

(1) Fiscal 1998 contained 53 weeks of operation.
(2) The 2000 and 2001 charges relate to facility actions. The 1998 charge relates to the Pizza Hut re-imaging strategy. (See Note 5 to Consolidated Financial Statements.)
(3) Effective June 30, 1998 the Company completed the recapitalization of its previously wholly-owned subsidiary, Romacorp. (See Note 6 to Consolidated Financial Statements.)
(4) Does not include two Tony Roma units operated as joint ventures by the Company through June 30, 1998.

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

                   NPC International, Inc. and Subsidiaries
                       Consolidated Statements of Income
                   (Dollars in thousands, except share data)

                                                                        For the Fiscal Year Ended
                                                                --------------------------------------------
                                                                  March 27,       March 28,       March 30,
                                                                    2001            2000            1999
                                                                    ----            ----            ----
Net sales                                                       $    505,249    $    455,624    $    399,045
Net franchise revenue                                                     --              --           2,114
                                                                ------------    ------------    ------------
    Total revenue                                                    505,249         455,624         401,159
                                                                ------------    ------------    ------------

Cost of sales                                                        128,461         117,637         107,821
Direct labor                                                         144,926         129,124         111,468
Other                                                                146,607         129,451         110,339
                                                                ------------    ------------    ------------
    Total operating expenses                                         419,994         376,212         329,628
                                                                ------------    ------------    ------------

Income from restaurant operations                                     85,255          79,412          71,531

General and administrative expenses                                   25,115          22,487          20,983
Depreciation, amortization and pre-opening costs                      11,863          10,749           8,922
Net facility action charges and impairment and loss provision          2,475             530              --
                                                                ------------    ------------    ------------
Operating income                                                      45,802          45,646          41,626

Other income (expense):
    Interest expense                                                 (14,461)        (11,282)        (10,177)
    Miscellaneous                                                        627             895           1,089
    Gain on recapitalization of Romacorp                                  --              --          39,400
                                                                ------------    ------------    ------------
Income before income taxes                                            31,968          35,259          71,938

Provision for income taxes                                             9,192          12,340          23,992
                                                                ------------    ------------    ------------

Income before cumulative effect of change
    in accounting principle                                           22,776          22,919          47,946
Cumulative effect of change in accounting
    principle, net of tax                                                 --            (114)             --
                                                                ------------    ------------    ------------

Net income                                                      $     22,776    $     22,805    $     47,946
                                                                ============    ============    ============

Earnings per share - basic before cumulative
    effect of change in accounting principle                    $       1.04    $        .96    $       1.95
Cumulative effect of change in accounting principle                       --            (.01)             --
                                                                ------------    ------------    ------------
Earnings per share - basic                                      $       1.04    $        .95    $       1.95
                                                                ============    ============    ============

Earnings per share - diluted before cumulative
    effect of change in accounting principle                    $       1.03    $        .95    $       1.92
Cumulative effect of change in accounting principle                       --            (.01)             --
                                                                ------------    ------------    ------------
Earnings per share - diluted                                    $       1.03    $        .94    $       1.92
                                                                ============    ============    ============

Weighted average shares outstanding - basic                       22,005,048      23,919,642      24,621,914
Weighted average shares outstanding - diluted                     22,188,371      24,243,629      24,992,304


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

                          Summary Compensation Table
                          --------------------------


    Name and                                   Annual Compensation                        All Other
    Principal                 Fiscal           -------------------       Stock Option   Compensation
    Position                  Year (1)         Salary         Bonus         Awards            (2)
----------------------------------------------------------------------------------------------------
    O. Gene Bicknell
      Chairman of the             2001       $500,000     $150,000        400,000         $ 88,197
      Board and Chief             2000        450,000      150,000           ----           79,804
      Executive Officer (3)       1999        370,000      200,000           ----           69,767

    James K. Schwartz             2001        380,000      150,000           ----           26,038
      President and               2000        350,000      150,000           ----           24,779
      Chief Operating Officer     1999        250,000      325,000           ----           13,442

    Troy D. Cook                  2001        245,000       95,000           ----           18,444
      Senior Vice President and   2000        225,000       80,000           ----           17,010
      Chief Financial Officer,    1999        165,000      263,750           ----           11,926
      Secretary and Treasurer

    D. Blayne Vaughn              2001        130,000       34,356           ----            6,641
      Vice President              2000        125,000       29,836          4,000            6,291
      Pizza Hut Operations        1999        116,500       14,223           ----           67,708

    L. Bruce Sharp                2001        118,000       21,385           ----            5,639
      Vice President              2000        110,000       30,652          4,000            5,723
      Pizza Hut Operations        1999        100,500       11,088           ----           49,132


    Robert R. Greene              2001        102,000       20,408           ----            4,965
      Vice President              2000         83,000        8,657         21,200           29,523
      Pizza Hut Operations        1999         73,000        5,738           ----           33,429

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

    Name and Title                                Amount and Nature of
    of Beneficial Owner                          Beneficial Ownership (1)      Percent of Class
    -------------------                         ---------------------          ----------------
    O. Gene Bicknell (2) (4)
        Chairman, Chief Executive
        Officer and Director                         14,368,923                    65.8%

    Bicknell Family Holding Company, L.P. (3)         5,000,000                    22.9%

    James K. Schwartz (4)
        President, Chief Operating Officer
        and Director                                    200,000                      *

    Troy D. Cook (4)
        Senior Vice President, Chief Financial
        Officer, Treasurer and Secretary                100,000                      *

    D. Blayne Vaughn (4)
        Vice President-Pizza Hut Operations              36,000                      *

    L. Bruce Sharp (4)
        Vice President-Pizza Hut Operations              10,375                      *

    Robert R. Greene (4)
        Vice President-Pizza Hut Operations               5,925                      *

    Michael Braude, Director                                200                      *

    William A. Freeman, Director                            400                      *

    Michael W. Gullion, Director                           ----                      *

    Martin C. Bicknell, Director (5)                    183,808                      *

    All executive officers, directors and
                                                     ----------                     -----
    nominees as a group (10 persons)                 14,905,631                     68.2%
                                                     ==========                     =====

(1) Includes options for 702,300 shares of Common Stock which may be acquired upon the exercise of stock options exercisable on or within 60 days after April 26, 2001. Does not include options held which are not exercisable within 60 days.
(2) Includes 5,588,816 shares of Common Stock of which 9,600 shares are owned by Mr. Bicknell's spouse, 579,216 shares are owned by the O. Gene Bicknell Charitable Remainder Unit Trust and 5,000,000 shares are owned by the O. Gene Bicknell Family Holding Company, L.P. The address for Mr. Bicknell is 720 W. 20/th/ Street, Pittsburg, Kansas 66762.
(3) The address for the Bicknell Family Holding Company, L.P. is 720 W. 20th Street, Pittsburg, KS 66762.
(4) Includes shares which may be acquired upon the exercise of stock options exercisable on or within 60 days after April 26, 2001, under the Company's stock option plan as follows: 350,000, 200,000, 100,000, 36,000, 10,375 and
    5,925 shares for Messrs. Bicknell, Schwartz, Cook, Vaughn, Sharp and Greene, respectively.
(5) Includes 6,700 shares of common stock which are jointly owned by Mr. Bicknell's children, and controlled by Mr. Bicknell and 177,108 shares owned by the Bicknell Family Foundation of which Mr. Martin C. Bicknell is an officer and director.

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

NPC INTERNATIONAL, INC.



By         /s/ Troy D. Cook
           -----------------------------
           Troy D. Cook

           Senior Vice President, Chief Financial Officer,
           Treasurer, Secretary
           (Principal Financial Officer)



By         /s/ Susan G. Dechant
           -----------------------------
           Susan G. Dechant
           Chief Accounting Officer, Director
           of Restaurant Services, Assistant Secretary
           (Principal Accounting Officer)

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