Form 10-Q
period 2001-06-26
NPC INTERNATIONAL INC
filed 2001-08-03
CIK 748714

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Quarter Ended June 26, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to __________

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

                                (620) 231-3390



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares outstanding of the registrant's class of common stock as of August 1, 2001:

                   Common Stock, $0.01 par value - 21,852,142

                            NPC INTERNATIONAL, INC.



INDEX
-----

                                                                    PAGE
                                                                    ----
PART I.   FINANCIAL INFORMATION
          Consolidated Balance Sheets --
              June 26, 2001 and March 27, 2001                        3

          Consolidated Statements of Income --
              For the Thirteen Weeks Ended
              June 26, 2001 and June 27, 2000                         4

          Consolidated Statements of Cash Flows --
              For the Thirteen Weeks Ended
              June 26, 2001 and June 27, 2000                         5

          Notes to Consolidated Financial Statements                  6

          Management's Discussion and Analysis of
              Financial Condition and Results of Operations           8

PART II.  OTHER INFORMATION                                          16

PART I.  FINANCIAL INFORMATION
ITEM I.  Financial Statements
-----------------------------
                            NPC International, Inc.
                          Consolidated Balance Sheets
                       (Unaudited, dollars in thousands)

                                                        June 26, 2001        March 27, 2001
                                                        --------------       ---------------
ASSETS
Current assets:
 Cash and cash equivalents                               $   5,625             $   7,489
 Accounts receivable, net                                    2,066                 1,121
 Inventories of food and supplies                            3,849                 4,022
 Deferred income tax asset                                   4,007                 3,640
 Prepaid insurance premiums                                    858                 1,066
 Prepaid rent payments                                       1,684                 1,653
 Prepaid expenses and other current assets                   1,575                 1,294
                                                         ---------             ---------
Total current assets                                        19,664                20,285

Facilities and equipment, net                              160,191               159,641
Franchise rights, less accumulated amortization
 of $45,050 and $42,738, respectively                      244,774               247,086
Goodwill, less accumulated amortization of
 $1,725 and $1,692, respectively                             2,416                 2,449
Investments, at cost                                         6,738                 6,738
Other assets                                                 7,042                 6,673
                                                         ---------             ---------
TOTAL ASSETS                                             $ 440,825             $ 442,872
                                                         =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $  14,577             $  12,827
 Payroll taxes                                               2,045                 2,484
 Sales taxes                                                 2,352                 2,549
 Accrued interest                                              988                 2,880
 Accrued payroll                                             9,030                11,151
 Income tax payable                                          2,082                   238
 Current portion of closure reserve                            750                   750
 Insurance reserves                                          5,934                 5,467
 Other accrued liabilities                                   6,918                 5,432
                                                         ---------             ---------
Total current liabilities                                   44,676                43,778

Long-term debt                                             185,500               194,300
Deferred income tax liability                                9,829                 9,829
Closure reserve                                              3,322                 3,501
Other deferred items                                         6,759                 4,949
Insurance reserves                                          10,000                10,000

Stockholders' equity:
 Common stock, $.01 par value
 100,000,000 shares authorized, 27,592,510 issued              276                   276
Paid-in capital                                             22,249                22,249
Accumulated other comprehensive loss                          (682)                   --
Retained earnings                                          203,576               198,684
                                                         ---------             ---------
                                                           225,419               221,209
Less treasury stock at cost, representing
 5,741,493 and 5,744,336 shares, respectively              (44,680)              (44,694)
                                                         ---------             ---------
   Total stockholders' equity                              180,739               176,515
                                                         ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 440,825             $ 442,872
                                                         =========             =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                            NPC International, Inc.
                       Consolidated Statements of Income
              (Unaudited, dollars in thousands, except share data)

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                    June 26, 2001     June 27, 2000
                                                    --------------    --------------
Net sales                                             $   132,371       $   120,886

Cost of sales                                              34,859            29,399
Direct labor                                               38,236            34,853
Other                                                      38,480            34,761
                                                      -----------       -----------
 Total operating expenses                                 111,575            99,013
                                                      -----------       -----------

Income from restaurant operations                          20,796            21,873

General and administrative expenses                         7,076             6,132
Depreciation, amortization and pre-opening costs            3,174             2,933
Net facility action charges                                    55               940
                                                      -----------       -----------

Operating income                                           10,491            11,868

Other income (expense):
 Interest expense                                          (3,387)           (3,235)
 Miscellaneous                                                427               338
                                                      -----------       -----------

Income before income taxes                                  7,531             8,971

Provision for income taxes                                  2,639             3,140
                                                      -----------       -----------

Net income                                            $     4,892       $     5,831
                                                      ===========       ===========

Earnings per share - basic                            $       .22       $       .26
                                                      ===========       ===========

Earnings per share - diluted                          $       .22       $       .26
                                                      ===========       ===========

Weighted average shares outstanding - basic            21,849,449        22,357,606
                                                      ===========       ===========

Weighted average shares outstanding - diluted          22,072,504        22,501,412
                                                      ===========       ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                            NPC International, Inc.
                     Consolidated Statements of Cash Flows
                       (Unaudited, dollars in thousands)

                                                                       Thirteen Weeks Ended
                                                                       --------------------
                                                                  June 26, 2001     June 27, 2000
                                                                  -------------     -------------
Operating Activities:

Net income                                                          $ 4,892          $  5,831
Non-cash items included in net income:
 Depreciation and amortization                                        8,199             7,090
 Net facility action charges                                             55               940
 Net gain on disposition of assets                                     (394)             (169)
Change in assets and liabilities, net of acquisitions:
 Accounts receivable, net                                              (945)           (1,080)
 Inventories of food and supplies                                       172              (105)
 Prepaid expenses and other current assets                             (506)              (28)
 Accounts payable                                                     1,750               717
 Payroll taxes                                                         (439)             (142)
 Accrued interest                                                    (1,892)           (2,450)
 Accrued payroll                                                     (2,121)           (1,257)
 Income tax payable                                                   1,844             2,092
 Insurance reserves                                                     467               654
 Other accrued liabilities                                            2,050               505
                                                                    -------          --------
  Net cash flows provided by operating activities                    13,132            12,598
                                                                    -------          --------

Investing Activities:

Capital expenditures                                                 (6,431)          (15,487)
Change in closure reserves, net                                        (206)             (677)
Changes in other assets, net                                           (156)             (402)
Proceeds from sale of assets                                            583             1,416
Acquisitions, net of cash acquired                                       --           (18,718)
                                                                    -------          --------
 Net cash flows used in investing activities                         (6,210)          (33,868)
                                                                    -------          --------

Financing Activities:

Purchase of treasury stock                                               --            (1,400)
Net change in revolving credit agreements                            (4,800)           30,525
Payment of long-term debt                                            (4,000)           (8,000)
Exercise of stock options                                                14                33
                                                                    -------          --------
 Net cash flows (used in) provided by financing activities           (8,786)           21,158
                                                                    -------          --------

Net Change in Cash and Cash Equivalents                              (1,864)             (112)

Cash and Cash Equivalents at Beginning of Period                      7,489             3,842
                                                                    -------          --------

Cash and Cash Equivalents at End of Period                          $ 5,625          $  3,730
                                                                    =======          ========

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statement reporting purposes. These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report on Form 10-K for the fiscal year ended March 27, 2001.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 26, 2001 and March 27, 2001, the results of operations for the thirteen weeks ended June 26, 2001 and June 27, 2000, and cash flows for thirteen weeks ended June 26, 2001 and June 27, 2000. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Note 3 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Thirteen Weeks Ended
                                                                      --------------------
                                                                  June 26, 2001    June 27, 2000
                                                                  -------------    -------------
 Numerator:

 Net income                                                        $ 4,892,000      $ 5,831,000

 Denominator:

 Weighted average shares                                            21,849,449       22,357,606

 Employee stock options                                                223,055          143,806
                                                                   -----------      -----------

 Denominator for diluted earnings per share                         22,072,504       22,501,412
                                                                   ===========      ===========

Earnings per share - basic                                         $       .22      $       .26
                                                                   ===========      ===========

Earnings per share - diluted                                       $       .22      $       .26
                                                                   ===========      ===========

Note 4 - Implementation of New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities and its amendments Statements No. 137 and 138 were issued in June 1999 and June 2000, respectively. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. In connection with its line of credit facility, the Company has entered into two floating-to-fixed interest rate swaps with notional amounts totaling $25 million which expire June 2003. The variable rate on each of these interest rate swaps is equal to the 90-day LIBOR rate as determined each quarter. These swaps were entered into in June 2000 to provide a hedge against the effects of rising interest rates. The Company's adoption on March 28, 2001 of SFAS 133, as amended, resulted in a transition adjustment of $1,025,000 ($666,000 after tax) to other comprehensive loss. The Company recognized a charge of $24,000 ($16,000 after tax) to other comprehensive loss for the quarter ended June 26, 2001. The adoption of SFAS 133, as amended, had no impact on earnings.

Accumulated Other Comprehensive Losses of $682,000 includes the transition adjustment of $666,000 related to the adoption of SFAS 133 and losses recorded during the current quarter of $16,000.

Comprehensive Income for the quarter ended June 26, 2001 was $4,876,000 (after tax) after the adjustment for the interest rate swap losses.

Note 5 - Recently Issued Accounting Statements

On June 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. The purpose of Statement 141 is to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method, the purchase method. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This purpose of this change is to provide investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the Statement, which for the Company will be December 26, 2001. The Company is currently evaluating the impact of these accounting pronouncements to its financial statements.

Note 6 - Majority Stockholder's Offer

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

A special meeting of the stockholders has been set on August 31, 2001 to consider the proposed merger as recommended by the Special Committee.


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to Consolidated Financial Statements included in this Form 10-Q and the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 27, 2001.

Overview - The Company is the largest Pizza Hut franchisee in the world and at June 26, 2001, operated 835 Pizza Hut units in 27 states. The Company and its franchisor, PHI, have agreed that the Company may acquire additional Pizza Hut units and, as a result, operate up to a total of 1,300 units, subject to availability and certain conditions. The Company estimates that it operates approximately 13% of the entire Pizza Hut system excluding licensed units.

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

Period of Operation - The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in March. The fiscal years ending March 26, 2002 and March 27, 2001 both contain 52 weeks.

Facility Actions and Closure Reserves -

Pizza Hut Facility Actions Overview - In the fourth quarter of fiscal 1998 the Company initiated an asset re-imaging strategy. This strategy calls for the consolidation and relocation of units to new locations to redefine trade areas, improve market presence and to upgrade certain assets to more competitive formats. Relocated units are relocated to improved sites within the same trade areas and fall into the following categories: relocation of delivery units to more visible locations and formats; relocation of older dine-in assets in rural markets to new prototype units; and conversion of certain metro markets to main-path restaurants or new prototype dine-in assets. Under this asset re-imaging strategy a charge was taken during the fourth quarter of fiscal 1998 for these re-imaging activities. During fiscal 2000, fiscal 2001 and the current quarter of fiscal 2002, the Company recorded quarterly facility action provisions related to the Company's asset re-imaging plan. A summary of each of these charges is provided herein.

The balance at June 26, 2001 included in "closure reserves" on the Company's balance sheet includes estimates of obligations to be paid subsequent to the closure of units and cost to de-identify the assets upon closure as required by the Company's franchise agreement. Management believes the remaining balance in each closure reserve is adequate to cover costs associated with the remaining properties in each reserve. However, the estimates include assumptions regarding the Company's ability to sub-lease properties and/or buy out of lease obligations; accordingly, actual results could differ from amounts estimated. Amounts utilized apply only to actions provided for in the plan.

The Company expects to continue to accrue contractual closure costs, and, if appropriate, impair asset values at the time the decision is made to close or relocate. These closure decisions under future phases of the Company's asset re-imaging initiative are expected to be made as often as quarterly.

Fiscal 1998 Facility Action Provisions - In the fourth quarter of fiscal 1998
--------------------------------------
the Company's asset re-imaging plan called for the consolidation of 11 units into existing locations, the consolidation and relocation of 53 Pizza Hut units to 45 new locations and the closure of 31 under performing units without replacement. The 31 units closed without replacement generated approximately $9.9 million in sales and $171,000 in net income from restaurant operations during fiscal 1998.

Of the 95 units to be closed as part of this strategy, 86 units have been closed including one unit during the current fiscal quarter. Four remaining units are expected to be closed and five units will remain in operation. During fiscal 2000 the Company was able to extinguish certain lease liabilities for several closed units at terms more favorable than anticipated when the estimated liability was initially established. Additionally, five leases were restructured making it feasible to scrape (demolish) the existing building and rebuild a new facility at the current location, thereby making it unnecessary to abandon the site and incur the related closing costs. Furthermore, the Company concluded that four units originally identified for closure would remain in operation at their current locations due to improvement in store performance and outlook resulting primarily from surrounding positive economic changes. As a result of these specific events, during fiscal 2000 the Company updated its estimate of the liability needed to complete the re-imaging strategy and determined that it was appropriate to reverse $1.18 million of the $11.4 million impairment and loss provision recorded in March 1998.

Below is a summary of the charges/disbursements that were planned as part of the 1998 impairment and loss provision related to the Company's re-imaging plan:

                                                    Thirteen Weeks
                                                        Ended                From
       (Dollars in thousands)                       June 26, 2001       Plan Inception
                                                   ---------------      ---------------
       Beginning Balance                             $   864              $ 11,400
       Planned charges / disbursements, net               (5)               (9,361)
       (Income) expense impacts:
          Favorable changes to lease terms
           and other estimates                            --                (1,010)
          Modifications due to economic changes           --                  (170)
                                                     -------              --------
       Sub-total                                          --                (1,180)
                                                     -------              --------
       Balance at June 26, 2001                      $   859              $    859
                                                     =======              ========

The amount utilized from plan inception includes $7.1 million related to impairment and loss on disposition of assets.

Fiscal 2000 Facility Action Provisions - During fiscal 2000 the Company recorded
--------------------------------------
a $1.7 million provision for facility actions at 39 locations consisting of $1.2 million for assets and intangibles that were impaired as a result of the closure decision and $500 thousand for estimated de-identification costs and contractual lease carry costs. Of the 39 properties included in these charges, four units closed without replacement. These four units generated approximately $994 thousand in sales and $93 thousand in net loss from restaurant operations during fiscal 2000.

Below is a summary of the net charges/disbursements that were planned as part of the fiscal 2000 facility actions:

                                                           Thirteen Weeks
                                                Number         Ended         From Plan
       (Dollars in thousands)                  of Units    June 26, 2001     Inception
                                               --------   ---------------    ----------
       Beginning Balance                          39          $  140         $   1,710
       Planned charges / disbursements, net                       (5)           (1,575)
                                                              ------         ---------
       Balance at June 26, 2001                               $  135         $     135
                                                              ======         =========

Fiscal 2001 Facility Action Provisions - During fiscal 2001 the Company recorded
--------------------------------------
a $2.5 million provision for facility actions at 55 locations consisting of $1.8 million for assets and intangibles that were impaired as a result of the closure decision and $700 thousand for estimated de-identification costs and contractual lease carry costs. Of the 55 properties included in these charges, one unit closed without replacement. This unit generated approximately $318 thousand in sales and $5 thousand in net income from restaurant operations during fiscal 2000.

Below is a summary of the net charges/disbursements that were planned as part of the fiscal 2001 facility actions:

                                                           Thirteen Weeks
                                                Number         Ended         From Plan
       (Dollars in thousands)                  of Units    June 26, 2001     Inception
                                               --------   ---------------    ----------
       Beginning Balance                          55          $   491         $   2,475
       Planned charges / disbursements, net                      (182)           (2,166)
                                                              -------         ---------
       Balance at June 26, 2001                               $   309         $     309
                                                              =======         =========

Fiscal 2002 Facility Action Provision - During fiscal 2002 the Company recorded
-------------------------------------
a $55 thousand provision for facility actions at one location consisting of $29 thousand for assets and intangibles that were impaired as a result of the closure decision and $26 thousand for estimated de-identification costs and contractual lease carry costs.

Below is a summary of the net charges/disbursements that were planned as part of the fiscal 2002 facility actions:

                                            Number      Thirteen Weeks Ended
       (Dollars in thousands)              of Units        June 26, 2001
                                           --------       --------------

       Beginning Balance                                     $     --
       Provision                               1                   55
       Planned charges / disbursements                            (35)
                                                             --------
       Balance at June 26, 2001                              $     20
                                                             ========

Skipper's Reserves - Effective March 25, 1996 the Company sold Skipper's Inc. but retained certain assets and liabilities primarily related to the closure of 77 properties in February 1995. The retained assets were recorded at the lesser of net book value or fair value in accordance with SFAS No. 121 and the remaining assets are reflected in assets held for sale. At June 26, 2001 the remaining closure reserve consists largely of future net lease carry costs associated with 18 leased properties with remaining lease obligations. The average term of these leased properties is 7 years with the longest obligation being 24 years. Management believes the remaining balance is adequate to cover future costs associated with these 18 properties.

Below is a summary of disbursements related to the Company's Skipper's reserve:


                                           Thirteen Weeks Ended
       (Dollars in thousands)                 June 26, 2001
                                              -------------

       Beginning Balance                         $2,756
       Planned charges / disbursements               (9)
                                                 ------
       Balance at June 26, 2001                  $2,747
                                                 ======

Activity with respect to unit count during the quarter is set forth in the table below:


--------------------------------------------------------------------------------

                        2002 FIRST QUARTER UNIT ACTIVITY
                        --------------------------------

                        Beginning  Developed  Closed (1)  Converted   Ending
                        ---------  ---------  ----------  ----------  ------
 Company Owned
 Pizza Hut
  Restaurant                  654          6         (5)         (1)     654
  Delivery                    181          1         (2)          1      181
 -------------------------------------------------------------------------------

 Total Company Owned          835          7         (7)          0      835
 ===============================================================================

(1) Includes units which were relocated or consolidated.

--------------------------------------------------------------------------------

Results of Operations - The "operations summary" sets forth an overview of revenue and operating expenses as a percent of revenue for the thirteen weeks ended June 26, 2001 and June 27, 2000 (dollars in thousands). Cost of sales includes the cost of food and beverage products sold. Direct labor represents the salary and related fringe benefit costs associated with restaurant based personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, franchise fees and insurance among other costs directly associated with operating a restaurant facility.

                              PIZZA HUT OPERATIONS
                                  (Unaudited)


                                            Thirteen Weeks Ended
                                            ---------------------
                                       June 26, 2001    June 27, 2000
                                       --------------   --------------

  Revenue:
  Restaurant Sales                      $103,219         $ 94,596
  Delivery Sales                          29,152           26,290
                                        --------         --------
     Total Revenue                      $132,371         $120,886
                                        ========         ========

  Restaurant Operating Expenses
  as a Percentage of Revenue:

  Total Expenses: (1)
  Cost of Sales                             26.3%            24.3%
  Direct Labor                              28.9%            28.8%
  Other                                     29.1%            28.8%
                                        --------         --------
     Total Operating Expenses               84.3%            81.9%
                                        --------         --------
  Restaurant Based Income                   15.7%            18.1%
                                        ========         ========

  Restaurant Expenses: (2)
  Cost of Sales                             26.4%            24.5%
  Direct Labor                              27.9%            27.8%
  Other                                     30.3%            30.1%
                                        --------         --------
     Total Operating Expenses               84.6%            82.4%
                                        --------         --------
  Restaurant Based Income                   15.4%            17.6%
                                        ========         ========

  Delivery Expenses: (3)
  Cost of Sales                             26.2%            23.5%
  Direct Labor                              32.3%            32.6%
  Other                                     24.8%            23.9%
                                        --------         --------
     Total Operating Expenses               83.3%            80.0%
                                        --------         --------
  Restaurant Based Income                   16.7%            20.0%
                                        ========         ========

  (1) As a percent of total revenue
  (2) As a percent of restaurant sales
  (3) As a percent of delivery sales

Comparison of Operating Results for the Thirteen Weeks Ended
June 26, 2001 with the Thirteen Weeks Ended June 27, 2000

Revenue was $132.4 million during the quarter, which was $11.5 million or 9.5% above the $120.9 million reported in the same period last year. This growth was primarily due to $7.9 million of incremental sales generated by the 64 units acquired on June 8, 2000. Also contributing to sales growth was a 3.5% increase in comparable store sales. Acquired unit sales, combined with comparable store sales improvement, more than offset the impact of store closure activity since the same period of the prior year.

Company wide comparable store sales for the quarter increased 3.5% while rolling over comparable sales growth of 1.8% last year. The Company's growth was driven by the introduction of the Twisted Crust Pizza(TM), which was featured exclusively during the quarter, and the continued success of the Company's asset re-imaging program. Sixty-two stores that have been re-imaged in the last 18 months accounted for 2.5% of the Company's comparable store sales growth during the quarter. The favorable impact of this program is primarily reflected in the Company's dine-in restaurants which increased comparable store sales 4.1% while rolling over strong comparable store sales growth of 2.1% last year. The Company's delivery units recorded comparable store sales growth of 1.2% while rolling over growth of 0.8% last year.

Cost of sales as a percent of revenue increased 200 basis points compared to the same period last year due to a 29% increase in cheese costs, higher product costs associated with the Twisted Crust Pizza and an increase in meat ingredient costs of approximately 6%. (See Effects of Inflation and Other Matters for additional information on labor costs.)

Direct labor increased 10 basis points compared to the same quarter last year due to labor investments made in the rollout of a delivery service initiative and higher wage rates that were mostly offset by productivity gains. (See Effects of Inflation and Other Matters for additional information on labor costs.)

Other operating expense increased 30 basis points compared to last year. The increase was due to an increase in advertising expense, increased occupancy costs (depreciation) associated with re-imaged assets and increased utilities expenses, primarily gas.

General, Administrative and Other Items
---------------------------------------

General and administrative expenses as a percent of revenue were 5.3% during the current quarter compared to 5.1% during the same quarter of the prior year. The increase in these costs as a percent of revenue was due to $427,000 in expenses incurred on behalf of the minority stockholders in evaluating and negotiating the proposed plan of merger with Mergeco (See Note 6). On a nominal dollar basis general and administrative expenses increased $1 million to $7.1 million during the current quarter from $6.1 million during the same quarter last year. This increase was due to the aforementioned expenses related to the proposed merger and the addition of supervisory and administrative infrastructure to support the increase in restaurant operations associated with last year's acquisition.

Depreciation, amortization and pre-opening costs increased $241,000 or 8.2% for the quarter compared to the same period of the prior year. The increase was due largely to an increase in the amortization of smallwares and increased franchise rights amortization associated with the July 2000 acquisition. Pre-opening costs decreased to $362,000 from $527,000 last year.

See Facility Actions and Closure Reserve section of this report for discussions relating to the quarter facility action charges.

Interest charges for the quarter were $152,000 or 4.7% higher than the same period of the prior year primarily due primarily to increased borrowings associated with the June 2000 acquisition and re-imaging investments.

Miscellaneous income was $427,000 for the quarter compared to $338,000 reported last year. The increase in miscellaneous income was due to a higher gain on sale of assets occurring during the current year.

Net income for the quarter was $4.9 million compared to $5.8 million recorded in the same period of the prior year. This decline was primarily due to increased cheese prices and expenses associated with the proposed merger. This decline was partially offset by a reduction in facility action charges. As in the prior year, taxes are being provided at an effective rate of 35%.

Liquidity, Capital Resources and Cash Flows
-------------------------------------------

The Company's primary source of cash is its operations. After-tax cash flow, excluding the impact of facility action charges, decreased 5% or $715,000 over the same quarter last year. Adjusted for various changes in balance sheet accounts, cash flow provided by operating activities was $13.1 million for the thirteen weeks ended June 26, 2001 compared to the $12.6 million reported in the prior year. This increase was largely due to the timing differences in the Company's working capital accounts compared to the prior year.

Restaurant development, start-up technology investments and normal recurring capital expenditures resulted in $6.4 million of total capital expenditures for the thirteen weeks ended June 26, 2001 compared to $15.5 million of total capital expenditures for the same period of the prior year. The decrease was largely due to a reduction in new store development associated with a planned reduction in the Company's asset re-imaging program.

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

In addition to cash provided by operations, the Company has a $180 million unsecured revolving line of credit through June 2003. This line of credit agreement was amended, restated and extended during the prior year. This agreement includes an accordion feature, which allows the Company to increase its borrowing capacity to $200 million in the future if necessary. At June 26, 2001 the Company had $41.9 million in unused borrowing capacity under this agreement. The Company's debt facilities contain restrictions on additional borrowing and dividend payments as well as requirements to maintain various financial ratios and a minimum net worth. Retained earnings of $40.9 million was available for the payment of dividends at June 26, 2001 under existing debt covenants. Predominately cash sales and rapid inventory turnover allow the Company to use all available cash to reduce borrowings under its revolving line of credit. The low requirement for the maintenance of current assets, combined with credit from trade suppliers produces a working capital deficit, which is consistent with past experience and is common in the restaurant industry.

At June 26, 2001 677,550 shares of common stock were authorized for re-purchase.

During the thirteen weeks ended June 26, 2001 the Company made all scheduled principal and interest payments.

Seasonality
-----------

The Company's Pizza Hut operations have not experienced significant seasonality in its sales; however, sales are largely driven through advertising and promotion and are adversely impacted in economic times that generally negatively impact consumer discretionary income such as back-to-school and holiday seasons.

Effects of Inflation
--------------------

Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Because most of the Company's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect the Company's labor costs. The Company cannot always effect immediate price increases to offset higher costs and no assurance can be given that the Company will be able to do so in the future. Currently, Congress is considering legislation, which could increase the minimum wage. Such legislation, if passed, would increase the Company's labor costs as a majority of the Company's food service personnel are paid at rates related to minimum wage. Due to the uncertainty regarding this legislation, management cannot reliably estimate the potential impact upon labor costs at this time.

Cheese represents approximately 40% of the cost of a pizza. The price of this commodity changes throughout the year due to changes in demand and supply resulting from school lunch programs, weather and other factors. Significant changes in the price of cheese have an impact on the Company's food cost as a percent of revenue.

During the quarter, cheese prices were approximately 29% higher than the costs incurred during the comparable quarter of the prior year. Based upon available forecasts, management expects cheese costs to be 25% above last year's levels during the Company's second fiscal quarter. Meat ingredient costs are expected to exceed last year's levels by 5-10% during the Company's second fiscal quarter

Increases in interest rates would directly affect the Company's financial results. Approximately 38% of the Company's debt is under fixed rate agreements including senior notes and fixed swap agreements. Under the Company's revolving credit agreements alternative interest rate options are available which can be used to limit the Company's exposure to fluctuating rates.

Forward Looking Comments
------------------------

The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties. Forward looking statements can often be identified by the use of forward looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates," or "anticipates," variations of these words or similar expressions. Among the factors that could cause actual results to be materially different from those described in the forward looking statements are the following: consummation of the merger, consumer demand and market acceptance risk; the effectiveness of franchisor advertising programs and the overall success of the Company's franchisor; the integration and assimilation of acquired restaurants; training and retention of skilled management and other restaurant personnel; federal or state minimum wage increases; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, the cost of commodities and other food products, the availability of raw product and ingredients and distribution of products, utility costs, labor shortages and costs and other risks detailed in the Company's Securities and Exchange Commission filings. Forward-looking statements are not guarantees of future performance or results.


ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

The Company does not believe it has any material exposure associated with market risk sensitive instruments.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

On December 14, 2000, a purported stockholder of the Company filed a purported stockholder class action lawsuit against the Company and each of its directors in the District Court of Crawford County, Kansas under the caption Barry Feldman
                                                                   -------------
v. Bicknell, et al., Civil Action No. 00C2628. On December 15, 2000, a purported
-------------------
stockholder of the Company filed a purported stockholder class action lawsuit against the Company and each of its directors in the District Court of Crawford County, Kansas under the caption James Miller v. Bicknell, et al., Civil Action
                                 --------------------------------
00C2637. On December 19, 2000, a purported stockholder of the Company filed a purported stockholder class action lawsuit in the District Court of Johnson County, Kansas under the caption Harbor Finance Partners et al. v. Bicknell et
                                 ---------------------------------------------
al., Civil Action No. 00-CV-07833. In these cases, the plaintiffs alleged, among
---
other things, that (1) the offer by Mr. O. Gene Bicknell, by and through Mergeco, to purchase each outstanding share of the Company common stock for $11.40 in cash without interest was grossly unfair to the Company's public stockholders, (2) the directors of the Company breached their fiduciary duties to the Company stockholders, and (3) the offer was advanced through unfair procedures. On May 10, 2001, the Company, the defendant directors and the named plaintiffs reached an agreement in principal with respect to the settlement of this litigation and counsel to each of the parties to the litigation entered into a Memorandum of Understanding on their behalf agreeing to the following:
to attempt in good faith to settle all claims; to pay fees and expenses of plaintiffs' counsel and experts of $250,000 in the aggregate following plaintiffs' confirmatory discovery, if any; and to execute and seek court approval of a definitive settlement agreement and certain other terms and conditions without any admission of any breach of fiduciary duty or other wrongdoing on the part of any of the defendants. The settlement agreement would become effective only if, among other things, the merger is consummated. The Company anticipates that any settlement of this litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.


Item 2.  Changes in Securities
------------------------------

None


Item 3.  Defaults upon Senior Securities
----------------------------------------

None


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None


Item 5.  Other Information
 -------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits

         The following Exhibits are filed as part of this Report:

         None

     (b) Reports on Forms 8-K (incorporated by reference)

         The following reports on Form 8-K were filed during the quarter ended June 26, 2001:

         May 10, 2001 Agreement and Plan of Merger between NPC International, Inc. and Mergeco, Inc.


Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NPC INTERNATIONAL, INC.
                                    (Registrant)


DATE: August 1, 2001               /s/ TROY D. COOK
 Senior Vice President Finance     -------------------------
 Chief Financial Officer           Troy D. Cook
 Principal Financial Officer



DATE: August 1, 2001               /s/ SUSAN G. DECHANT
 Chief Accounting Officer          -------------------------
 Corporate Controller              Susan G. Dechant


17