Form 10-K
period 2006-12-26
NPC INTERNATIONAL INC
filed 2007-03-23
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-138338

NPC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

KANSAS	48-0817298
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

7300 W. 129th Street

Overland Park, KS 66213

(Address of principal executive offices)

Telephone: (913) 327-5555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐    Accelerated filer    ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s equity. As of March 23, 2007, there were 1,000 units of common stock outstanding.

PART I

Item 1.	Business

General

NPC International, Inc. (referred to herein as “NPC.” the “Company” or in the first person notations of “we,” “us” and “our”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States. We were founded in 1962 and, as of December 26, 2006, we operated 816 Pizza Hut units in 23 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2006, our operations represented approximately 13% of the domestic Pizza Hut restaurant system and 17% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

We are a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, our name was changed to National Pizza Company, and we were subsequently renamed NPC International, Inc. on July 12, 1994.

On May 3, 2006, all of our outstanding stock was acquired by NPC Acquisition Holdings, LLC (“Holdings”), a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates (“the Acquisition”). In connection with the acquisition, we issued $175.0 million principal amount of notes and entered into a $375.0 million Senior Credit Facility. The $375.0 million Senior Credit Facility consists of a $300.0 million term loan due 2013 and a $75.0 million revolver due 2012. All of these transactions, as further described herein, are collectively referred to in this report as the “Transactions.”

Overview

Our restaurants are primarily located in non-metro markets with 55% of our restaurants located in “1 to 2 Pizza Hut Towns.” Our size and scale provide significant operating efficiencies and we believe our emphasis on non-metro locations and small cities provides a cost effective basis for operations. Additionally, we are an operationally driven company that is focused on running efficient restaurants while providing high levels of customer service and quality food at attractive values.

Our Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Pizza Hut restaurants generally provide carry-out and delivery, and are the only national pizza chain to offer full table service, with a menu featuring pizza, baked buffalo wings, salads, pasta, soft drinks and, in some restaurants, sandwiches and beer. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service, and are principally located in “1 to 2 Pizza Hut Towns.” Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. We also have units which include the new co-branding opportunity called WingStreet™, which is currently exclusive to the Pizza Hut restaurant system. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces, appetizers, salads and sandwiches which are available for dine-in, carry-out and delivery. As of December 26, 2006, our sales were derived from the following occasions: 40% carry-out, 34% delivery and 26% dine-in.

The following table sets forth certain information with respect to each fiscal period:

	December 26, 2006		December 27, 2005	December 28, 2004
Average annual revenue per restaurant(1)	$760,054		$756,431	$732,758
Number of restaurants open at the end of the period:
Delco	205		179	176
RR	194		207	214
RBD	417		404	404

Total	816	(2)	790	794

(1)

In computing these averages, total net product sales for the fiscal periods were divided by full time equivalent stores (792, 789 and 793 stores in 2006, 2005 and 2004, respectively). Each fiscal period consisted of 52 weeks.

(2)	Includes 22 units converted to the WingStreet™ co-branding format as of December 26, 2006.

On October 2, 2006, the Company acquired 39 stores from Pizza Hut, Inc. in and around Nashville, Tennessee for $28.9 million, including 13 fee owned properties, plus an amount for inventories, change funds and pre-paid expenses.

Approximately 25%, or $117.0 million, of our fiscal 2006 delivery and carry-out sales were processed by our customer service representatives in seven call centers located in metro areas. As of December 26, 2006, substantially all of the delivery and carry-out sales for 187 restaurants were processed by these call centers. In addition, these call centers process overflow delivery and carry-out orders for certain stores that are set up for busy call forward to the call center.

Pizza Hut, Inc.

Pizza Hut, Inc. (“PHI”) is the world’s largest pizza quick service restaurant, or “QSR,” company. As of December 31, 2006, the Pizza Hut brand had approximately 6,200 restaurants and delivery units in the United States and over 5,000 international units in more than 90 other countries, excluding licensed units. Since the first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, the Pizza Hut brand has become one of the most recognized brands in the restaurant industry.

PHI is owned and operated by Yum! Brands, Inc., or “Yum!” Yum! is the world’s largest QSR company, based on number of units, and as of December 31, 2006, its brands comprised over 34,000 units in more than 100 countries and territories. In addition to Pizza Hut, Yum! also owns the restaurant brands Taco Bell, KFC, Long John Silver’s and A&W All-American Food Restaurants. Yum! has global scale capabilities in marketing, advertising, purchasing and research and development, and invests significant time working with the franchise community on all aspects of the business, ranging from new products to new equipment to new management techniques.

Our Products

Pizza Hut restaurants generally provide full table service, carry-out and delivery and a menu featuring pizza, baked buffalo wings, salads, soft drinks and, in some restaurants, pasta, sandwiches and beer. Pizza sales account for approximately 84% of our net product sales. Sales of alcoholic beverages are less than 1% of our net product sales.

Most dough products are made fresh as much as twice per day and only 100% Real cheese products are used. All product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. We offer a variety of pizzas in multiple sizes with a variety of crust styles and different toppings. With the exception of on-the-go “Personal Pan Pizza” and food served at the luncheon buffet, food products are prepared at the time of order.

Yum! has launched a new co-branding opportunity called WingStreet™, which is currently exclusive to the Pizza Hut restaurant system. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces, appetizers, salads and sandwiches which are available for dine-in, carry-out and delivery, and is already the largest dedicated wing brand in the U.S., based on number of units. We have 22 units operating with the WingStreet™ format at December 26, 2006, and intend to selectively roll out this concept at certain of our existing locations, subject to the concept meeting established return criteria, over the next several years.

New product innovations are vital to the continued success of any restaurant system and PHI maintains a research and development department which develops new products and recipes, tests new procedures and equipment and approves suppliers for Pizza Hut products. All new products are developed by PHI and franchisees are prohibited from offering any other products in their restaurants unless approved by PHI.

Business Growth Strategy

The primary focus of our business growth strategy is to deliver upon the fundamentals of restaurant operational excellence and customer service in our existing markets in order to grow our share of pizza occasions year over year. We intend to augment this basic strategy with (i) opportunistic acquisitions of Pizza Hut restaurants from franchisees or PHI, (ii) cautious development of the WingStreet™ co-branding opportunity in our markets, (iii) the development of new Delco locations within our existing territories as justified based upon population growth and (iv) rebuilding or relocating existing assets to better serve our customers.

Franchise Agreements

On January 1, 2003, we began operating under new franchise agreements with PHI, pursuant to two types of agreements: territory franchise agreements and location franchise agreements. Territory franchise agreements govern the franchise relationship between PHI and us with respect to a specific geographical territory, while location franchise agreements govern the franchise relationship between PHI and us with respect to specified restaurants.

We operate 69% of our stores under territory franchise agreements, with the remaining stores operating under location franchise agreements.

Territory franchise agreements. Our territory franchise agreements provide us with the exclusive right to develop and operate Pizza Hut restaurants and delivery units within a defined geographic territory, such as a county. We also have the right to develop additional Pizza Hut restaurants and delivery units within our franchise territory. If we fail to develop a franchise territory or provide adequate delivery service as required under our franchise agreements, PHI would have the right to operate or franchise Pizza Hut restaurants in that area. As of December 26, 2006, we had no commitments for future development under any territory franchise agreement. Pursuant to our territory franchise agreements, we are required to pay a royalty rate of 4.0% of sales, as defined in the franchise agreements. The royalty rate for delivery units will increase to 4.5% as of January 1, 2010, 4.75% as of January 1, 2020 and 5.0% as of January 1, 2030.

Location franchise agreements. Our location franchise agreements provide us with the right to operate a Pizza Hut restaurant at a specific location. For dine-in restaurants, PHI may not develop or franchise a new dine-in restaurant in a geographical circle centered on the restaurant containing 15,000 households and with a radius of at least one mile and no more than ten miles. For Delcos, as long as we provide adequate delivery service to our delivery area, PHI may not provide or license delivery service to any point within the delivery area. If PHI identifies an opportunity to open a new restaurant, within a Site Specific Market (no Territorial franchisees and no PHI-owned stores), and we operate the closest Pizza Hut restaurant, PHI must first offer the new opening opportunity to us. Under our location franchise agreements, we are required to pay a royalty rate of 6.5% of sales, as defined in the franchise agreements. Completion of a remodel of a dine-in restaurant prior to July 1, 2006 resulted in a 2.5% royalty rate reduction; remodels completed after this date but before December 31, 2012 will receive a 1.5% royalty rate reduction. Rebuilds and relocations must be completed by December 31, 2012 to qualify for a 2.5% reduction of royalty rate at that location.

Other terms of franchise agreements. The territory franchise agreements are effective until December 31, 2032 and contain perpetual 20-year renewal terms subject to certain criteria. The location franchise agreements are also effective until December 31, 2032 at which time we may renew them at our option for a 20-year term. Pursuant to our franchise agreements, PHI must approve our opening of any new restaurant and the closing of any of our existing restaurants. In addition, the franchise agreements limit our ability to raise equity capital and require approval to effect a change of control. PHI has a right of first refusal to acquire existing Pizza Hut restaurants which we may seek to acquire. The franchise agreements also govern the operation of their respective franchises with respect to issues such as restaurant upkeep, advertising, purchase of equipment, the use of Pizza Hut trademarks and trade secrets, training and assistance, advertising, the purchase of supplies, books and records and employee relations. If we fail to comply with PHI’s standards of operations, PHI has various rights, including the right to terminate the applicable franchise agreement, redefine the franchise territory or terminate our right to establish additional restaurants in a territory. The franchise agreements may also be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company. At no time during our history has PHI sought to terminate any of our franchise agreements, redefine our territories or otherwise limit our franchise rights.

Franchise agreement asset upgrade requirements. The 2003 location and territory franchise agreements require us to perform facility upgrades to dine-in restaurants constructed before 1998; however, there is no specific provision under the franchise agreements related to required asset activity with respect to our Delco’s. The required asset upgrade is determined based upon a combination of (i) the 2002 sales volume of the individual location, and (ii) the population within a three mile radius. These factors are measured for each location relative to established benchmarks to determine the required asset action for each location. The required asset actions consist of three activity classes (i) partial re-image, (ii) full re-image, and (iii) rebuild, relocate or remodel. The partial re-image is the least costly of the standards and is generally reserved for low-volume, low population density locations. A full re-image is generally required for restaurants with average volumes and low population densities and a rebuild, relocate or remodel is generally required for high volume assets or average volume restaurants with high population densities. We must achieve satisfactory progress in completing these asset activities, as determined at various checkpoints through-out the term of the agreement to remain in compliance. All partial and full re-images must be completed by September 30, 2008 and all rebuild, remodel and relocation activities must be completed by December 31, 2012. We were in full compliance with the upgrade requirements defined in the agreement as of December 26, 2006.

The 2006 location franchise agreement that we executed in conjunction with our acquisition of the Nashville, TN market requires us to bring all assets, including Delco’s in that market, in compliance with PHI’s minimum asset standards and re-image specifications, to the extent not in compliance on the acquisition date, on a pro-rata basis, during the initial 6 years of the franchise agreement. In addition, we are required to ensure that 70% of the dine-in assets have had a major asset action (defined as a rebuild, relocate, or remodel) completed by the 10th anniversary of the franchise agreement. Any acquired location that has undergone such an action since January 1, 1998, but prior to our acquisition, counts toward the required percentage completion for the dine-in assets governed by this franchise agreement. We must achieve satisfactory progress in completing these asset activities, determined at various anniversary checkpoints throughout the initial 10 year term of the agreement to remain in compliance. We were in full compliance with the upgrade requirements defined in the agreement as of December 26, 2006.

WingStreet™ franchise agreement addendum. WingStreet™, LLC is an independent entity that is owned by YUM! On December 16, 2005, the Company signed an addendum to all franchise agreements between us and PHI that provides us with the authority to develop and operate the co-branded WingStreet™ concept in all markets under our management in the aforementioned territory and location franchise agreements. The PHI franchisee system has the exclusive opportunity to open and operate 1,000 WingStreet™ co-branded units by September 30, 2011. If this target is fulfilled, the WingStreet™ concept will remain exclusively within the Pizza Hut brand; however, in the event that the PHI franchisee system does not develop the co-branded units by the deadline, YUM! has the authority to offer the development and operation of the WingStreet™ concept to persons other than PHI franchisees. If exclusivity of the WingStreet™ concept is achieved by the PHI franchisees, in the event that we fail to provide adequate coverage of the WingStreet™ concept within a covered location or territory, PHI would have the right to develop and operate free-standing or co-branded WingStreet™ units within that area. Pursuant to this agreement, we will have no obligation to pay an initial franchisee fee for the development and operation of any co-branded units opened prior to January 1, 2009; however, all co-branded units opened following such time requires payment of an initial franchise fee of $10,000 per unit. Additionally, for all units opened prior to January 1, 2009, we will pay a royalty rate of 5.0% of WingStreet™ gross sales, as defined in the franchise agreement. The royalty rate will increase to 5.5% during the third and fourth year of operation and 5.75% thereafter. For all co-branded units opened on or after January 1, 2009, the royalty rate will be 5.75% of WingStreet™ gross sales, as defined in the franchise agreement. Pursuant to this agreement, for all co-branded units developed and operated prior to the date of exclusivity of the WingStreet™ concept by the PHI franchisee system, we will make a one-time advertising contribution of $1,000 per co-branded unit in addition to payment of an advertising contribution rate of 4.25% of WingStreet™ gross sales, as defined in the franchise agreement during the first and second years of operation, 4.5% during the third and fourth years of operation, and 4.25% thereafter. For co-branded units developed and operated following the exclusivity of the WingStreet™ concept, we will pay an advertising contribution rate of 4.25% of WingStreet™ gross sales, as defined in the franchise agreement. In connection with the Nashville acquisition closed in October 2006, we assumed the obligation to build 4 new WingStreet™ Delcos and to develop the WingStreet™ concept at 17 existing locations. In conjunction with this commitment, we paid a deposit of $0.6 million. These amounts are refundable to us, net of any applicable initial fees retained by PHI, if we meet the development timeline; otherwise, such amounts will be forfeited.

In connection with the Transactions, on March 7, 2006, we entered into an amendment to the franchise agreements, which, among other things, includes PHI’s consent to the Transactions and certain restrictions on us, including the requirement that PHI approve the appointment of certain of our officers.

Promotion and Advertising

We spend on average 6.3% of net product sales on local and national advertising activities. We are required under our franchise agreements to be a member of the International Pizza Hut Franchise Holder’s Association (IPHFHA), an independent association of substantially all Pizza Hut franchisees. IPHFHA requires its members to pay dues, which are spent primarily for national advertising and promotion. Dues are 2.5% of gross sales, as defined in the franchise agreement. ADCOM, a joint advertising committee, consisting of representatives from PHI and IPHFHA, directs the national advertising campaign. PHI is not a member of IPHFHA, but has agreed to make contributions with respect to those restaurants it owns on a per-restaurant basis to ADCOM at the same rate as its franchisees. National advertising represents approximately 41% on average of our advertising expenditures.

In addition, each Pizza Hut restaurant is required pursuant to franchise agreements to contribute 1.75% of gross sales, as defined in the franchise agreement, to advertising cooperatives. The advertising cooperatives control the advertising within designated markets specified by PHI. As the major operator in most markets, we control the majority of the advertising cooperatives in which we participate. Approximately 58% of our stores are in marketing areas in which we control local cooperative advertising. The advertising cooperatives are required to use their funds to purchase broadcast media advertising within the designated marketing areas. All advertisements must be approved by PHI. Our contributions to advertising cooperatives represent approximately 28% of our advertising expenditures during the fiscal year ended December 26, 2006.

The remaining 31% of our total advertising expenditures are utilized within our discretion for local print marketing, including coupon distribution and telephone directories.

Supplies and Distribution

We purchase substantially all equipment, supplies and food products required in the operation of our restaurants from suppliers who have been quality assurance approved and audited by PHI. Purchasing is substantially provided by the United Foodservice Purchasing Co-op (UFPC), a cooperative set up to act as a central procurement service for the operators of Yum! franchises.

McLane Foodservice provides food and supplies distribution services to us pursuant to a contract effective through 2010, and is by far our most significant supplier. Under our direction, McLane will purchase all products under terms negotiated by UFPC or another cooperative designated by us. If the product is not available through a UFPC agreement, then McLane may purchase from another Yum! approved source. Our restaurants take delivery of food supplies about twice a week; some restaurants take delivery once a week to take advantage of contracted discounts from suppliers. Although not required, we currently pay McLane the next day for all of our purchases in order to take advantage of a prompt-payment discount. Most beverages sold by us are PepsiCo products and are sold and distributed by PepsiCo and PepsiCo franchisee bottlers or McLane, depending upon the type of product, under an exclusive contract with PepsiCo that expires in 2012.

Information Technology

A point-of-sale, or “POS,” cash register system is installed in all our restaurants. The POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. It includes a back office system that provides support for inventory, payroll, accounts payable, cash management, and management reporting functions. The system also helps dispatch and monitor delivery activities in the store. The POS system is fully integrated with order entry systems in our call centers, as well as Pizza Hut’s online ordering site – www.PizzaHut.com. In certain restaurants, it includes a kitchen management system, which automatically displays recipes, preparation and cooking instructions for all food items.

Product sales and most expenses are captured through the back office system and transferred directly to our general ledger system for accurate and timely reporting. Management and support personnel have access to on-line reporting systems which provide extensive time critical management data. All corporate computer systems, including laptops, restaurant computers, call centers, and administrative support systems are connected using a private wide-area network. This network supports an internal web site, or Portal, for daily administrative functions, allowing us to eliminate paperwork from many functions and accelerate response time.

Competition

The restaurant business is highly competitive with respect to price, service, location, convenience, food quality and presentation, and is affected by changes in taste and eating habits of the public, local and national economic conditions and population and traffic patterns. We compete with a variety of restaurants offering moderately priced food to the public, including other large, national QSRs. Within the QSR pizza segment, we compete directly with Domino’s Pizza, Papa John’s, Papa Murphy’s, Little Caesars and numerous locally owned restaurants which offer similar pizza, pasta and sandwich products. We do not compete with other operators in the Pizza Hut system, except for licensed units. More broadly, we also compete in the food purchase industry against supermarkets and others who offer “take and bake” pizza products. We believe that other companies can easily enter our market segment, which could result in the market becoming saturated, thereby adversely affecting our revenues and profits. There is also active competition for competent employees and for the type of real estate sites suitable for our restaurants.

Intellectual Property

The trade name “Pizza Hut®,” and all other trademarks, service marks, symbols, slogans, emblems, logos and design used in the Pizza Hut system are owned by PHI. All of the foregoing are of material importance to our business and are licensed to us under our franchise agreements for use with respect to the operation and promotion of our restaurants. The “WingStreet™” name is a trademark of WingStreet, LLC.

Government Regulation

We are subject to various federal, state and local laws affecting our business. Each of our restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. To date, we have not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

A small portion of our net product sales are attributable to the sale of beer. A license is required for each site that sells alcoholic beverages (in most cases, with renewal on an annual basis) and licenses may be revoked or suspended for cause at any time.

Regulations governing the sale of alcoholic beverages relate to many aspects of restaurant operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.

We are subject to federal and state laws governing such matters as employment and pay practices, overtime, tip credits and working conditions. The bulk of our employees are paid on an hourly basis at rates related to the federal and state minimum wages. We are also subject to federal and state child labor laws, which, among other things, prohibit the use of certain hazardous equipment by employees 18 years of age or younger. We have not, to date, been materially adversely affected by such laws.

We are also subject to Americans with Disabilities Act of 1990, or “ADA.” The ADA is a federal law which prohibits discrimination against people with disabilities in employment, transportation, public accommodation, communications and activities of government. In part, the ADA requires that public accommodations, or entities licensed to do business with the public, such as restaurants, are accessible to those with disabilities. The U.S. Department of Justice, or “DOJ,” began a compliance review in September 2002 with respect to our compliance with the ADA at our restaurants. In November 2004, the DOJ completed inspections at certain of our restaurants. In March 2006, we reached a settlement agreement with the DOJ, resolving alleged violations of the ADA at our facilities. Pursuant to the settlement agreement, we will complete access work to all of our existing owned Pizza Hut properties so that each restaurant will meet minimum, detailed criteria listed in the agreement. We will also survey and evaluate all existing dine-in facilities that are subject to the ADA’s more stringent new construction and alterations standards at the time of their construction or alteration and bring them into full compliance with the ADA. We will work with landlords at facilities we lease to ensure accessibility and will also complete ADA training of our restaurant operators.

Seasonality

The Company typically experiences lower net product sales in the second and third quarters of the year. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Working Capital Practices

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, current deferred income tax, accounts payable, accrued expenses and income taxes and was a deficit of $31.5 million as of December 26, 2006. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid; therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Supervision and Control

Our operations are divided into two territories, each supervised by a territory senior vice president or vice president who is supported by administrative, marketing, financial, construction and human resource staff. The two territory vice presidents oversee 15 regions with 38-69 stores per region. Each region is supervised by a regional manager who oversees 7-10 area managers that are responsible for 5-10 stores each. The vast majority of our employees are hourly wage earners that work at the local restaurant level.

Each of our restaurants has a manager and, in most units, an assistant manager who are responsible for daily operations of the restaurant, including food preparation, quality control, service, maintenance, personnel and record keeping. All of the restaurant managers have completed a comprehensive management-training program. All managers, with the exception of most assistant restaurant managers, qualify for cash incentive compensation tied to store financial performance versus the prior year and the store’s balanced scorecard results which are based on specified metrics, including sales, profits, employee turnover and customer satisfaction scores. Detailed operations manuals reflecting current operations and control procedures are provided to all management personnel.

Accounting and information systems are centralized in Pittsburg, Kansas. Additional financial and management controls are maintained at the individual restaurants where inventory, labor and food data are recorded to monitor food usage, food waste, labor costs and other controllable costs.

Employees

As of December 26, 2006, we had approximately 18,000 employees, of which approximately 90% were employed on an hourly basis. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.

Item 1A.	Risk Factors

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

The U.S. Quick Service Restaurant market is highly competitive, and that competition could affect our operating results.

We compete on a broad scale with Quick Service Restaurants, or “QSRs,” and other international, national, regional and local restaurants. The overall food service market generally and the QSR market, in particular, are intensely competitive with respect to price, service, location, personnel and type and quality of food. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by PHI and its competitors. In addition, we compete within the food service market and the QSR sector not only for customers, but also for management and hourly employees and suitable real estate sites. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, which would have an adverse effect on our operating results.

Some of our QSR competitors have from time to time attempted to draw customer traffic through deep discounting. While we do not believe that this is a profitable long-term strategy, these changes in pricing and other marketing strategies have at times had, and in the future could have, a negative impact on our financial performance. Should our competitors increase spending on advertising and promotion, or should our advertising and promotion be less effective than our competitors’, there could be a material adverse effect on our operating results.

We are subject to changes in economic, market and other conditions.

The highly competitive QSR segment can be materially affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	consumer concerns about health and nutrition;

•	consumer concerns about food safety and general restaurant sanitation;

•	increases in the number of, and particular locations of, competing restaurants;

•	changes in traffic patterns;

•	increases in fuel prices;

•	inflation;

•	increases in utility costs;

•	increases in the cost of ingredients, such as cheese, beef and chicken, and packaging;

•	increased labor costs, including healthcare and minimum wage requirements;

•	the availability of experienced management and hourly-paid employees;

•	the impact of inclement weather, natural disasters and other calamities; and,

•	the effects of war or terrorist activities and any governmental responses thereto.

Changes in economic, market and other factors, such as these, could adversely affect our sales, expenses and operations, and thereby affect our operating results and business prospects.

We are highly dependent on the Pizza Hut system and our success is tied to the success of PHI’s brand strength, marketing campaigns and product innovation.

We are a franchisee of PHI and are highly dependent on PHI for our operations. Due to the nature of franchising and our agreements with PHI, our success is, to a large extent, directly related to the success of the Pizza Hut restaurant system, including the financial condition, management and marketing success of PHI and the successful operation of Pizza Hut restaurants owned by other franchisees. Our ability to compete effectively depends upon the success of the management of the Pizza Hut system; for example, we depend on PHI’s introduction of innovative products, promotions and advertising to differentiate us from our competitors, drive sales and maintain the strength of the Pizza Hut brand. If PHI fails to introduce successful innovative products and launch effective marketing campaigns, our sales may suffer. As a result, any failure of the Pizza Hut system to compete effectively would likely have a material adverse effect on our operating results.

Under our franchise agreements with PHI, we are required to comply with operational programs and standards established by PHI. In particular, PHI maintains discretion over the menu items that we can offer in our restaurants. If we fail to comply with PHI’s standards of operations, PHI has various rights, including the right to terminate the applicable franchise agreement, redefine the franchise territory or terminate our right to establish additional restaurants in a territory. The franchise agreements may also be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company. If any of our franchise agreements were terminated or any of our franchise rights were limited, our business, financial condition and results of operations would be harmed.

PHI must also approve the acquisition or opening of any new restaurant and the closing of any of our existing restaurants. Therefore, PHI could limit our ability to expand our operations through acquisitions and require us to continue operating underperforming units. In addition, the franchise agreements limit our ability to raise equity capital and require approval to effect a change of control.

Adverse media reports on restaurant segment or brand could adversely affect consumer demand and our results.

Adverse media reports on a segment of the restaurant industry, such as pizza, or restaurants operating under a particular brand, can have an almost immediate and significant adverse impact on companies operating in that segment or restaurants using that brand, even though they have personally not engaged in the conduct being publicized. Such sensationalist media topics could include food borne illness, food contamination, unsanitary conditions or discriminatory behavior. If such a situation were to arise in the pizza segment or with respect to the brand we franchise, consumer demand for the food products we sell and our results of operations could be adversely affected, regardless of our lack of ownership of the relevant locations where the incidents may have occurred.

Increases in food, labor and other costs could adversely affect our profitability and operating results.

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit cost and increased energy costs may adversely affect our operating costs. Additionally, significant increases in gasoline prices could result in a decrease of customer traffic at our stores. Most of the factors affecting cost are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers. Most ingredients used in our pizza, particularly meat and cheese, which are the largest components of our food costs, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $3.2 million in 2006, without giving effect to the hedging programs we participate in. In addition, our food hedging programs may not adequately protect us from price fluctuations. Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. Recently, several states in which we operate have increased the minimum wage and there have been efforts made in the United States Congress to increase the federal minimum wage rate. If legislation is enacted at federal or state levels that significantly increases the minimum wage, it would adversely impact our labor costs and our operating margins. To the extent that we are not able to raise our prices or increase our productivity to compensate for increases in food, labor, fuel or other costs, this could have a material adverse effect on our operating results.

Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.

We are dependent on frequent deliveries of food products that meet our specifications at competitive prices. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our business. In particular, McLane Foodservice, Inc., or “McLane,” supplies us with substantially all of our food and other supplies. If McLane fails to meet its service requirements for any reason, it could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business. Our contract with McLane expires in 2010 which could result in price increases. There is no guarantee of renewal or successful price negotiations, therefore the Company could incur distribution costs in excess of current costs which could have a material adverse effect on our operating results. Likewise, all of our cheese is purchased from a single supplier, the loss of which could have a material adverse effect on our business.

Our systems may fail, be damaged or be perceived to be insecure.

Our operations are dependent upon the successful and uninterrupted functioning of our computer and information systems. Our systems could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. System defects, failures and interruptions could result in:

•	additional development costs;

•	diversion of technical and other resources;

•	loss of customers and sales;

•	loss of customer data;

•	negative publicity;

•	harm to our business and reputation; and,

•	exposure to fraud losses or other liabilities.

To the extent we rely on the systems of third parties in areas such as credit card processing, telecommunications and wireless networks, any defects, failures and interruptions in such systems could result in similar adverse effects on our business. Sustained or repeated system defects, failures or interruptions could materially impact our operations and operating results. Also, if we are unsuccessful in updating and expanding our systems, our ability to increase same store sales, improve operations, implement cost controls and grow our business may be constrained.

In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our customers in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. Any well-publicized compromise of security could deter people from conducting transactions that involve transmitting confidential information to our systems. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

Changing health or dietary preferences may cause consumers to avoid products offered by us in favor of alternative foods.

A significant portion of our sales is derived from products, including pizza, which can contain high levels of fat, carbohydrates, and sodium and may be considered harmful to the health of consumers. The foodservice industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid pizza and other products we offer in favor of alternative or healthier foods, demand for our products may be reduced and our business would be harmed. If PHI does not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences, or if we do not timely capitalize on new products, our operating results will suffer.

Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do.

Events reported in the media, such as incidents involving food-borne illnesses, food tampering or other concerns, whether or not accurate, can cause damage to the Pizza Hut brand and swiftly affect our sales and profitability.

Reports of food-borne illnesses (such as e-coli, mad cow disease, hepatitis A, trichinosis or salmonella) and injuries cause by food tampering have in the past severely injured the reputations of participants in the QSR segment and could in the future affect us as well. Anything that damages the Pizza Hut reputation or brand could immediately and severely hurt systemwide sales and, accordingly, our revenues, even if unrelated to any of our franchises. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. We cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses and other food safety issues that may affect our restaurants. Food-borne illness incidents could be caused by food suppliers and transporters and, therefore, would be outside of our control.

In addition, other reported concerns, such as avian flu, may affect our business. Recently, Asian and European countries experienced outbreaks of avian flu, and some experts have suggested that further outbreaks could occur and reach pandemic levels. While fully-cooked chicken has been determined to be safe for consumption, any further outbreaks could adversely affect the price and availability of poultry and cause customers to shift their consumption. In addition, outbreaks on a widespread basis could also affect our ability to attract and retain employees.

Yum! Brands Inc. and PHI may pursue strategic decisions that conflict with our best interests.

If Yum! Brands Inc were to reallocate resources away from the Pizza Hut brand in favor of its other brands, the Pizza Hut brand could be harmed, which would have a material adverse effect on our operating results. These strategic decisions and PHI’s future strategic decisions may not be in our best interests and may conflict with our strategic plans. PHI is responsible for creating, marketing and timing new product introductions and PHI as the franchisor has final say in the decision-making process regarding Pizza Hut products. As a result, PHI’s strategic decisions may materially harm our operating results and prospects.

Failure to successfully implement our growth strategy could harm our business.

We may grow our business by opening and selectively acquiring Pizza Hut restaurants. We may not be able to achieve our growth objectives and our new restaurants may not be profitable. The opening and success of our new restaurants depends on various factors, including:

•	our ability to obtain the necessary approvals from PHI;

•	our ability to obtain or self-fund adequate development financing;

•	competition from other QSRs in current and future markets;

•	our degree of saturation in existing markets;

•	the identification and availability of suitable and economically viable locations;

•	our ability to successfully integrate acquired locations;

•	sales levels at existing restaurants;

•	the negotiation of acceptable lease or purchase terms for new locations;

•	permitting and regulatory compliance;

•	the ability to meet construction schedules;

•	our ability to hire and train qualified management and other personnel; and

•	general economic and business conditions.

In addition, the QSR pizza market is mature with limited opportunity for unit growth. If we are unable to successfully implement our growth strategy, our revenue growth and profitability may be adversely affected.

Some of our new restaurants and acquired markets may be located in areas where we have little or no meaningful operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets or to incur losses. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our operating results.

Local conditions, events, and natural disasters could adversely affect our business.

Certain of the regions in which our complexes are located have been, and may in the future be, subject to adverse local conditions, events or natural disasters, such as earthquakes and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our stores or call centers, which could adversely affect our business, financial condition and operations. We currently maintain property and business interruption insurance through our aggregate property policy for each of our stores. However, in the event of a significant natural disaster or other cataclysmic occurrence, our coverage may not be sufficient to offset all property damages and lost sales. In addition, upon the expiration of our current policies, adequate coverage may not be available at economically justifiable rates, if at all.

Changes in geographic concentration and demographic patterns may negatively impact our operations.

The success of any restaurant depends in substantial part on its location. There can be no assurance that our current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could change in the future, thus resulting in potentially reduced sales in those locations.

Significant amounts of our restaurants are located in the Midwest, South and Southeast and in non-metro areas. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather patterns, real estate market conditions or other factors unique to those geographic regions may adversely affect us more than some of our competitors that are located in other regions or in more urban areas.

Our results of operations are dependent upon discretionary spending by consumers.

Our results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in the communities in which our restaurants are located, and, therefore, we are susceptible to economic slowdowns. A significant weakening in any of the local economies in which we operate may cause our guests to curtail discretionary spending, which in turn could have a material adverse effect on our profitability.

We are subject to all of the risks associated with owning and leasing real estate.

As of December 26, 2006, we owned the land and/or the building for 30 restaurants and leased the land and/or building for 786 restaurants. Accordingly, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, as well as liability for environmental contamination.

The majority of our existing lease terms end within the next five to ten years. We expect to renew virtually all of these leases by exercising lease extension options. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on our business and results of operations. In addition, as each of our leases expires, we may be subject to increased rental costs or may fail to negotiate renewals, either on commercially acceptable terms or at all. If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.

We depend on the service of key individuals, the loss of which could materially harm our business.

Our success will depend, in part, on the efforts of our executive officers and other key employees. In addition, the market for qualified personnel is competitive and our future success will depend on our ability to attract and retain these personnel. We do not have employment agreements with any of our executive officers, other than our chief executive officer and our chief financial officer, and we do not maintain key-person insurance for any of our officers, employees or members of our Board of Directors. We may not be able to negotiate the terms of renewals of any existing employment agreements on terms favorable to us or at all. The loss of the services of any of our key employees or the failure to attract and retain employees could have a material adverse effect on our business, results of operations and financial condition.

Our current insurance policies may not provide adequate levels of coverage against all claims.

We believe that we maintain insurance coverage that is customary for businesses of our size and type. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future, our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms or at all. Moreover, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure such as trade name restoration coverage associated with losses like food borne illness and Avian flu. Any such inadequacy of or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

In addition, we self-insure a significant portion of expected losses under our workers’ compensation, employee medical, general liability, auto and non-owned auto programs. Reserves are recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and unreported. If our reserves were inadequate to cover costs associated with settling claims associated with these programs, our financial condition and cash flow could be adversely affected.

Our annual and quarterly financial results may fluctuate depending on various factors, including seasonality of the business, many of which are beyond our control.

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, which include:

•	variations in the timing of new restaurant openings and restaurant opening costs;

•	variations in timing and volume of our sales;

•	sales promotions by us and our competitors;

•	changes in average same store sales and customer visits;

•	variations in the price, availability and shipping costs of our supplies;

•	timing of holidays or other significant events;

•	changes in competitive and economic conditions generally;

•	changes in the cost or availability of our ingredients or labor; and

•	weather, natural disasters and other calamities.

Certain of the foregoing events may directly and immediately decrease demand for our products, and therefore, may result in an adverse affect on our results of operations and cash flow.

In addition, the Company typically experiences lower net sales in the second and third quarters of the year. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters.

We face risks associated with litigation from customers, franchisees, employees and others in the ordinary course of business.

Claims of illness or injury relating to food quality or food handling are common in the food service industry. In addition, class action lawsuits have been filed, and may continue to be filed, against various QSRs alleging, among other things, that they have failed to disclose the health risks associated with high-fat foods and that their marketing practices have encouraged obesity. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact Pizza Hut’s brand reputation, hindering our ability to grow our business.

Further, we may be subject to employee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract our management’s attention from our business operations. We have been subject to these types of claims in the past, and if one or more of these claims were to be successful, or if there is a significant increase in the number of these claims, our business, financial condition and results of operations could be adversely affected.

In addition, since certain of our restaurants serve alcoholic beverages, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because such a plaintiff seeks punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage could have a material adverse effect on our financial condition or results of operations. Further, adverse publicity resulting from these allegations may materially affect us and our restaurants.

PHI may not be able to adequately protect its intellectual property, which could harm the value of the Pizza Hut brand and branded products and adversely affect our business.

The success of our business depends on our continued ability to use PHI’s existing trademarks, service marks and other components of the Pizza Hut brand in order to increase brand awareness and further develop our branded products. We have no control over the Pizza Hut brand. If PHI does not adequately protect the Pizza Hut brand, our competitive position and operating results could be harmed.

We are not aware of any assertions that the trademarks or menu offerings we license from PHI infringe upon the proprietary rights of third parties, but third parties may claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business and operating results.

We are subject to extensive government regulation, and our failure to comply with existing or increased regulations could adversely affect our business and operating results.

We are subject to extensive federal, state and local laws and regulations, including those relating to:

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with the Americans with Disabilities Act of 1990;

•	working and safety conditions; and,

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.

We recently reached a settlement with the U.S. Department of Justice regarding alleged violations of the ADA at our restaurants. Additionally, in recent years there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among QSRs. As a result, we may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses. We may become subject to legislation or regulation seeking to tax and/or regulate high-fat foods. If we fail to comply with existing or future regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

Failure by us to achieve and maintain effective internal control over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business. We are required to comply for fiscal 2007.

For the year ended December 25, 2007, we will be required to comply with Section 404 of the Sarbanes-Oxley Act, and for fiscal 2008 we will have to obtain an annual attestation from our independent registered public accounting firm regarding our internal control over financial reporting and management’s assessment of internal control over financial reporting. We cannot be certain as to the timing of completion of our internal control evaluation, testing and remediation actions or of their impact on our operations. Upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Accounting Oversight Board rules and regulations that remain unremediated. We will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, including the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements. If we fail to remedy any material weakness, our financial statements may be inaccurate and we may face restricted access to the capital markets.

Federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials could expose us to liabilities, which could adversely affect our results of operations.

We are subject to a variety of federal, state and local environmental regulation relating to the use, storage, discharge, emission and disposal of hazardous materials. We own and lease numerous parcels of real estate on which our restaurants are located.

Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law that could adversely affect our operations. Also, if contamination is discovered on properties owned or operated by us, including properties we own or operated in the past, we can be held liable for severe penalties and costs of remediation. These penalties could adversely affect our consolidated results of operations.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our facility to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We are highly leveraged. As of December 26, 2006, our total funded indebtedness was $431.7 million. We had an additional $43.3 million available at that date for borrowing under the revolving credit facility of our senior secured credit facility. The following table shows our level of indebtedness and certain other information as of December 26, 2006.

As of December 26, 2006
(in millions, except percentages)
Total debt	$431.7
Shareholders’ equity	161.5

Total capitalization	$593.2

Ratio of total debt to total capitalization	72.8%

Our high degree of leverage could have important consequences for you, including:

•	making it more difficult for us to make payments on the notes;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flows from operating activities to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facility, will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facility and the indenture governing the notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

In addition, we have substantial obligations under our operating leases relating to a substantial portion of our retail facilities as well as our regional offices. For fiscal 2006, our minimum required operating lease payments were approximately $29.4 million.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facility and the indenture governing the notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments;

•	create certain liens;

•	sell certain assets;

•	incur obligations that restrict the ability of our subsidiaries to make dividend or other payments to us;

•	guarantee indebtedness;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.

In addition, under our senior secured credit facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet those ratios and tests. A breach of any of these covenants could result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth certain information regarding restaurants operated by the Company as of December 26, 2006.

Number of Restaurants
Alabama	102
Arkansas	61
Delaware	11
Florida	37
Georgia	52
Illinois	34
Indiana	14
Iowa	53
Kansas	15
Kentucky	28
Louisiana	32
Minnesota	7
Mississippi	100
Missouri	26
North Carolina	40
North Dakota	14
Oklahoma	25
Oregon	22
South Carolina	10
South Dakota	22
Tennessee	88
Texas	19
Washington	4

816

On March 13, 2007 we acquired 59 restaurants in the following states: Idaho-40, Oregon-4 and Washington-15.

Our restaurants are primarily located in non-metro markets with 55% of our restaurants located in “1 to 2 Pizza Hut Towns” in which the local Pizza Hut is one of a limited number of dining and employment alternatives. In addition, we believe we benefit from the geographic diversity of operating 816 units in 23 states, as of December 26, 2006, and that this targeted geographic diversification mitigates our exposure to local economic influences. The majority of our stores are in the Midwest, South, and Southeast where we believe Pizza Hut’s brand is strongest and its style of pizza has a high level of consumer acceptance. We have no presence in the Northeast and California markets, where operational and compliance costs tend to be higher.

As of December 26, 2006, we leased approximately 96% of our restaurant properties, as indicated below. The majority of our existing lease terms end within the next five to ten years. We expect to renew virtually all of these leases, by exercising lease extension options, which exist in a majority of our leases, for a period of one to five years. All leased properties are owned by unaffiliated entities. Our annual base rent for such properties for fiscal 2006 was approximately $25.5 million and contingent rents were approximately $1.7 million.

Restaurants In Operation as of December 26, 2006

	Own	Lease	Total
Red Roof	18	176	194
RBD	11	406	417
Delco and other	1	204	205

Total	30	786	816

The Company operated 816 restaurants as of December 26, 2006, which are located in buildings either owned or leased by us. The distinctive Pizza Hut red roof is the identifying feature of Pizza Hut restaurants throughout the world. Pizza Hut restaurants historically have been built according to identification specifications established by PHI relating to exterior style and interior décor. Variations from such specifications is permitted only upon request and if required by local regulations or to take advantage of specific opportunities in a market area. Property sites range from 10,000 to 80,000 square feet. Typically, Red Roof and RBD units range from 1,800 to 5,600 square feet, including a kitchen area, and have seating capacity for 70 to 125 persons. Delco units range from 800 to 3,000 square feet.

We own our principal office in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. We also own our 12,000 square foot executive office building in Overland Park, Kansas. We currently lease from third parties office space for our regional offices in Pelham, Alabama; Little Rock, Arkansas; Pensacola, Florida; Altoona, Iowa; Evansville, Indiana; Bossier City, Louisiana; Brandon, Mississippi; Greensboro, North Carolina; Portland, Oregon; Sioux Falls, South Dakota; and, Bartlett and Nashville, Tennessee. We also lease space for our call centers operated by us in Springfield, MO; Long Beach , MS.; Jackson, MS; Birmingham, AL; Memphis, TN; Shreveport, LA; and Portland, OR.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in litigation, most of which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any class of common equity of NPC International, Inc.

On March 3, 2006, the Company’s previous stockholders entered into a definitive Stock Purchase Agreement (“SPA”) with NPC Acquisition Holdings, LLC (“Holdings”), a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates pursuant to which Holdings acquired all of the issued and outstanding shares of NPC International, Inc. on May 3, 2006, for $615.0 million less indebtedness as defined in the SPA. On May 3, 2006 (the “acquisition”), all of the outstanding stock was acquired by Holdings for $615.0 million and the selling stockholders received net cash proceeds of $451.6 million. Under the terms of the SPA, the Company was required to extinguish all of its existing debt and as a result incurred a voluntary prepayment make-whole penalty of $10.4 million on the senior secured notes which were paid before closing. The SPA also required the Company to acquire the 75% membership interest in Hawk-Eye Pizza, LLC (“Hawk-Eye”) that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest which management ultimately exchanged for membership interest in Holdings for an equivalent fair market value pursuant to the private placement exemption from securities registration. In connection with the acquisition, the Company issued $175.0 million principal amount of Senior Subordinated Notes, which were subsequently exchanged for equivalent notes registered under the Securities Act of 1933, as amended.

Other than the Transactions, as described above, the Company did not issue or sell any equity securities during fiscal 2006 that were not registered under the Securities Act of 1933, as amended.

Holdings has established a new stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests. Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date for the acquisition calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon termination of employment. Details of the option grants, as of December 26, 2006, are set forth in the table below (amounts in thousands):

	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	7,830	$1.57	6,366
Equity compensation plans not approved by security holders	—	—	—

Total	7,830	$1.57	6,366

The exercise price of the non-time vesting and time vesting options was based on the aggregate equity investment in Holdings at the time of closing of the Acquisition divided by the number of outstanding membership interests, or $1.00. The exercise price of the change of control options was established as twice the exercise price of the non-time vesting and time vesting options granted, or $2.00.

Under the provisions of SFAS 123(R), the Company considers these options to be liability awards. The compensation costs for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered and/or performance condition achieved. Further, all options granted under the Plan are subject to a mandatory call provision with a defined value, as stated in the Amended and Restated Limited Liability Company Agreement of Holdings and described as follows: (1) for termination of employment due to death, disability, or retirement without cause (as defined) or with good reason (as defined), each common unit covered by such options will be called at a price calculated as the difference between the greater of $1.00 or the fair value price (“FVP”) as of the termination date, less the exercise price; and, (2) for any other call event, each common unit covered by such options will be called at a price calculated as the difference between the lesser of $1.00 or the FVP as of the termination date, less the exercise price. The Company does not have a contractual obligation to fund the mandatory call of these units; however, we may be called upon to provide a distribution to Holdings upon such time a triggering event should occur that would require a mandatory call of outstanding units.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes to the financial statements of NPC, which can be found in Item 8. Due to the impact of the changes resulting from the purchase accounting adjustments described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—New Basis of Accounting” below, the statement of operations data presentation separates our results into two periods: (1) the period ending with May 2, 2006, the day preceding the consummation of the Transactions (“Predecessor”) and (2) the period beginning on May 3, 2006 utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. Similarly, the current and prior period amounts presented under restaurant operating data and consolidated balance sheet data are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented. All amounts are in thousands, except restaurant operating data.

	Predecessor
	52 Weeks ended March 26, 2002	40-Week Period ended Dec. 31, 2002	52 Weeks ended Dec. 30, 2003	52 Weeks ended Dec. 28, 2004	52 Weeks ended Dec. 27, 2005	18 Weeks ended May 2, 2006	34 Weeks ended Dec. 26, 2006
Consolidated Statements of Income (Loss):
Sales:
Net product sales	$536,394	$417,824	$549,342	$581,077	$596,824	$214,587	$387,376
Fees and other income	10,427	8,790	13,046	13,261	15,187	5,881	10,489
Total sales	546,821	426,614	562,388	594,338	612,011	220,468	397,865
Costs and expenses:
Cost of sales	140,900	109,137	143,958	160,248	161,114	54,896	102,879
Direct labor	152,236	119,496	156,718	163,134	165,576	59,008	109,951
Other restaurant operating expenses	167,827	132,536	175,942	180,303	186,601	66,032	130,595
General and administrative expenses	27,519	22,689	30,560	31,839	32,547	24,372	24,513
Corporate depreciation and amortization of intangibles	11,295	7,982	6,295	7,321	6,517	2,144	8,107
Recapitalization and stock option cancellation expenses	4,772	178	—	—	—	—	—
Net facility impairment charges	1,355	2,107	1,085	655	1,320	100	220
Impairment of investment in RRH	—	6,738	—	—	—	—	—
Loss on sale of franchise territory	—	—	1,714	—	—	—	—
Net (gain) on disposition of assets	(724)	(21)	(643)	(922)	(4,157)	(207)	(615)

Total costs and expenses	505,180	400,842	515,629	542,578	549,518	206,345	375,650

Operating income	41,641	25,772	46,759	51,760	62,493	14,123	22,215

Other income (expense):
Interest expense	(18,029)	(15,371)	(17,572)	(15,322)	(14,630)	(3,744)	(25,306)
Loss on early termination of debt	—	—	—	(1,980)	—	(11,306)	—
Miscellaneous	135	85	(367)	(342)	(575)	(690)	87

Income (loss) before income taxes and extraordinary item	23,747	10,486	28,820	34,116	47,288	(1,617)	(3,004)
Provision (benefit) for income taxes(1)	8,315	3,669	(2,825)	—	—	—	(1,881)

Income (loss) before extraordinary item	15,432	6,817	31,645	34,116	47,288	(1,617)	(1,123)
Extraordinary loss from early extinguishment of debt, net of tax	3,188	—	—	—	—	—	—

Net income (loss)	$12,244	$6,817	$31,645	$34,116	$47,288	$(1,617)	$(1,123)

Restaurant Operating Data:
Number of restaurants (at period end)	824	807	795	794	790	792	816
Same store net product sales index	4.9%	5.0%	1.3%	6.6%	3.2%	(2)	(2)
Consolidated Balance Sheet Data:
Total assets	$425,964	$413,561	$398,535	$408,369	$411,201	$406,420	$805,702
Total debt (including current portion)	$217,875	$198,729	$162,641	$156,150	$130,185	$136,346	$431,700

(1)

We elected to adopt subchapter S filing status effective January 1, 2003, at which time we became a “flow-through” entity for federal income tax purposes. In connection with the Transactions, we converted to a C Corporation filing status and have become subject to state and federal income taxes.

(2)	Same store net product sales for the 52 weeks ended December 26, 2006 were 0.0% and were not impacted by the purchase accounting adjustments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following (also see Item 1A, Risk Factors):

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in food, labor, fuel and other costs;

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the risks associated with the expansion of our business;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	and, various other factors beyond our control.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements. Further, the following discussion includes periods prior to the consummation of the Transactions (described below) which occurred during our fiscal year ended December 26, 2006 (“fiscal 2006”). Accordingly, unless otherwise stated, the discussion of such periods does not reflect the significant impact that the Transactions will have on us, including significantly increased leverage and liquidity requirements.

Introduction

As you read this section, please refer to our Consolidated Statements of (Loss) Income and accompanying notes found in Item 8. These statements show our operating results for the period May 3, 2006 through December 26, 2006, and December 28, 2005 through May 2, 2006, and the fiscal years ended December 27, 2005 and December 28, 2004. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of (Loss) Income. We also suggest you read Item 1A, “Risk Factors” which will help your understanding of our financial condition, liquidity and operations.

Overview

Who We Are. We are the largest Pizza Hut franchisee in the world and the largest franchisee of any restaurant concept in the world. We were founded in 1962 and, as of December 26, 2006, we operated 816 Pizza Hut units in 23 states with significant presence in the Midwest, South and Southeast. As of December 26, 2006, we comprised approximately 13% of the domestic Pizza Hut restaurant system and 17% of the domestic Pizza Hut franchised restaurant units, excluding licensed units.

Basis of Presentation and Consolidation. Our financial condition and results of operations includes us and our wholly owned subsidiaries, as well as the accounts of Hawk-Eye Pizza, LLC, which for the periods presented was 25% owned by us and 75% owned by certain members of senior management, until May 3, 2006, when we acquired the 75% interest not formerly owned by us in conjunction with the Transactions. The accounts of Oread Capital Partners, LLC, an entity owned by certain members of senior management that held the 75% interest in Hawk-Eye Pizza, LLC, are also reflected in our consolidated financial statements during the periods presented through May 2, 2006, as we were deemed to have variable interest and were deemed the primary beneficiary.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ended on the last Tuesday in December. Fiscal years 2006, 2005 and 2004 each contained 52 weeks.

New Basis of Accounting. As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect: (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, and (5) adjustments to deferred tax balances due to the purchase accounting adjustments. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods.

Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period ending with the May 2, 2006, consummation of the Transactions (“Predecessor”), and (2) the period beginning after that date utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. Similarly, the current and prior period amounts reported on the balance sheet are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. In fiscal 2006, pizza sales accounted for approximately 84% of net product sales. Various factors influence sales at a given store, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, same store sales and seasonality.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers and vending receipts.

Store Openings and Closures. Store openings, acquisitions, relocations and closures affect period-over-period comparisons. In addition to growing through new store openings and acquisitions, stores that do not meet our operating performance or image criteria are either rebuilt, relocated or closed without replacement. The table below shows the number of stores operated during the 52 weeks ended December 26, 2006, of which 22 had been converted to the WingStreet™ format since the beginning of the fiscal year:

52 Weeks Ended
December 26, 2006
Beginning Balance	790
Developed(1)	13
Acquired	39
Sold	(9)
Closed(1)	(17)

Ending Balance	816

(1) Seven units were relocated and are included in both the developed and closed totals above.

Same Store Net Product Sales/Sales Growth. The primary driver of sales growth in fiscal 2006 was increased full time equivalent stores due to an acquisition of 39 stores and the development of new stores. The most important driver of the growth in our restaurant sales in fiscal 2005 and 2004 was increased same store net product sales. Same store net product sales refer to period-over-period sales comparisons for stores under our operation for at least 12 months.

Seasonality. Our business is seasonal in nature with net product sales and operating income being lower in the second and third fiscal quarters. Sales are largely driven by product innovation, advertising and promotional activities and can be adversely impacted by holidays and economic times that generally negatively impact consumer discretionary spending, such as the back to school season. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Our Costs

Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Cheese and meat costs have historically represented approximately 32% and 13% of our cost of sales, respectively. These costs can fluctuate from year to year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC and take advantage of their hedging of cheese prices and procurement programs for cheese and meat to help reduce the price volatility of those commodities from period to period. As of December 26, 2006, approximately 31% of our cheese costs were hedged six to nine months in advance through a combination of derivatives purchased by the UFPC.

Direct Labor. Direct labor includes the salary, payroll taxes, fringe benefit costs and workers compensation expense associated with restaurant based personnel. Direct labor is highly dependent on state minimum wage rate legislation given that the vast majority of our workers are hourly employees. To control labor costs, we are focused on proper scheduling and adequate training and testing of our store employees, as well as retention of existing employees.

Other restaurant operating expenses. Other restaurant operating expenses include all other costs directly associated with operating a restaurant facility, which primarily represents franchise fees, advertising, rent and depreciation (facilities and equipment), utilities, delivery expenses, supplies, repairs, insurance, and other restaurant related costs.

General and administrative expenses. General and administrative expenses include field supervision and personnel costs and the corporate and administrative functions that support our restaurants, including employee wages and benefits, travel, information systems, recruiting and training costs, professional fees, supplies, insurance and bank service and credit card discount fees. As a result of new public reporting requirements, we will have on-going reporting requirements and will incur legal, accounting and other expenses that we did not incur in prior years, which could be significant.

Trends and Uncertainties Affecting Our Business

We believe that as a franchisee of such a large number of Pizza Hut restaurants, our financial success is driven less by variable factors that affect regional restaurants and their markets, and more by trends affecting the food purchase industry – specifically the QSR industry. The following discussion describes certain key factors that may affect our future performance.

Demographics and Consumer Spending

Lifestyle and demographic trends are positive drivers of the restaurant industry. The QSR industry has experienced consistent growth driven by favorable economic and consumer trends, including the increasing number of dual-income and single-parent households, increased disposable income and discretionary spending, an aging baby boomer generation, the rising time constraints of today’s average consumer and relatively low levels of inflation. However, during fiscal 2006, the consumer experienced a reduction in disposable income due to rising energy costs and interest rates which negatively impacted consumer spending in certain segments of the restaurant industry, including the segment in which we compete. This is supported by the increase in the Consumer Price Index, which has risen from 186.6 in 2004 to 195.7 in 2006 in the food and beverage industry.

Competition

The QSR industry is a fragmented market, with competition from national and regional chains, as well as independent operators, which affects pricing strategies and margins. In the pizza segment, limited product variability can make differentiation among competitors difficult. Thus, competitors continuously promote and market new product introductions, price discounts and bundled deals, and rely heavily on effective marketing and advertising to drive sales.

Commodity Prices

Commodity prices of foods such as meat, cheese and wheat, can vary. The prices of these commodities can change throughout the year due to changes in demand and supply. The costs of our two primary commodities, meat and cheese, have been favorable compared to the prior year during the fiscal year 2006.

Labor Costs

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. Direct labor is highly dependent on state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage. Recently, there has been legislation passed to increase certain states’ minimum wage rates. We estimate the impact from these increases will result in incremental direct labor expense which we will attempt to mitigate through increased net pricing in these markets and productivity improvement in our restaurants. Further, there have been efforts made in the United States Congress to increase the federal minimum wage rate. If legislation increasing the federal minimum wage is passed and signed into law, it could significantly impact our labor costs and adversely impact our operating margins as we are uncertain that we could offset all of this increase through increased pricing and productivity improvements in our restaurants.

Inflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We are not always able to offset higher costs with price increases. Currently, certain states have adopted increased state minimum wage rates, which we estimate will increase our direct labor expense by approximately $1.4 million on an annual basis. Additionally, there is significant activity in the United States Congress regarding a potential increase in the federal minimum wage rate. If legislation increasing the federal minimum wage is passed it could significantly impact our labor costs and adversely impact our operating margins as we are uncertain that we could offset all of this increase through increased pricing and productivity improvements in our restaurants.

While we do not believe our business is highly sensitive to inflation, there can be no assurance that a high rate of inflation would not have an adverse impact on our operations.

Critical Accounting Policies and Estimates

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments about matters that are uncertain and may change in subsequent periods, resulting in changes to reported results.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following policies could be deemed critical and require us to make judgments and estimates.

Long-lived assets. The Company reviews long-lived assets related to each restaurant annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a “two year history of cash flow losses” as the primary indicator of potential impairment. Based on the best information available, an impaired restaurant is written down to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is determined by discounting estimated future cash flows including the estimated net realizable value of the property, if any. Additionally, when a commitment is made to close a store beyond the quarter in which the closure commitment is made, it is reviewed for impairment and depreciable lives are adjusted. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Intangible assets. Goodwill is tested annually for impairment using a discounted cash flow method. The Company’s finite-lived intangible assets, namely franchise rights, are being amortized over the life of the franchise agreements and are tested annually for impairment using an undiscounted cash flow method in comparison to the carrying value of the reporting unit. Indicators that suggest the carrying amount of the assets may not be recoverable will require an impairment write-down. Goodwill and franchise rights were reviewed by management for impairment, and, as of December 26, 2006, determined there was no impairment. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Self-insurance accruals. We operate with a significant self-insured retention of expected losses under our workers’ compensation, employee medical, general liability, auto, and non-owned auto programs. We purchase third party coverage for losses in excess of the normal expected levels. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and unreported, subject to the Company’s retentions. Provisions for losses expected under the workers’ compensation, general liability and auto programs are recorded based upon estimates of the aggregate liability for claims incurred utilizing independent actuarial calculations based on historical results. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities estimates would have affected net earnings by approximately $1.6 million for the fiscal year ended December 26, 2006.

Derivative Instruments and Hedging Activities. We participate in interest rate related derivative instruments to manage our exposure on debt instruments. We record all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

Rent Expense. Certain of our lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the lease term. Lease terms are determined based upon management’s estimate of the commercial viability of the location. In addition, landlord-provided tenant improvement allowances are recorded in other liabilities and amortized as a credit to rent expense over the term of the lease. Favorable lease amounts are amortized to expense over the remaining lease term. Unfavorable lease amounts are amortized to expense over the remaining life of the current contractual lease term.

Deferred rent amortization charges to rent expense were $0.6 million ($0.5 million successor and $0.1 million predecessor), $0.5 million, and $1.2 million for fiscal 2006, 2005 and 2004, respectively. The deferred rent liability, recorded in other deferred items, was $2.4 million and $1.8 million as of December 26, 2006 and December 27, 2005, respectively.

Deferred Income Taxes. As of December 26, 2006, we had a net deferred tax liability of $124.6 million. We have not provided a valuation allowance for our deferred tax assets for our state net operating losses as we believe it is more likely than not that our future earnings will be sufficient to ensure the realization of our deferred tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. We provide reserves for potential exposures when it is probable that a taxing authority may take a sustainable position on a matter contrary to its filed position. The Company evaluates these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact its ultimate payment for such exposures. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution. As of December 26, 2006, the Company had $1.8 million of income tax reserves which were included in other accrued liabilities.

Recently Issued Accounting Statements and Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales in the consolidated statements of income net of sales taxes. This Issue will not have an impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, will largely be reflected as an adjustment to the Company’s goodwill balance, rather than to retained earnings as it would apply largely to predecessor periods. We are currently evaluating the impact of FIN 48 on our consolidated financial statements; however, we do not expect the impact to be significant.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this adoption on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires a dual evaluation approach—evaluation of an error from both a balance sheet and statement of income perspective—when quantifying and evaluating the materiality of a misstatement. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this adoption on our consolidated financial statements.

Results of Operations

As a result of the purchase accounting adjustments described in “New Basis of Accounting” above, the successor and predecessor periods in 2006 and fiscal years ended 2005 and 2004 information presented in the following tables may not be comparable. The table below presents our operating results for the thirty-four and eighteen week periods ended 2006, and the 52 weeks ended 2005 and 2004:

The table below presents selected restaurant operating results as a percentage of net product sales for the thirty-four and eighteen week periods ended 2006 and the fifty-two weeks ended 2005, and 2004:

		Predecessor
	34 Weeks Ending Dec. 26, 2006	18 Weeks Ended May 2, 2006	52 Weeks Ended Dec. 27, 2005	52 Weeks Ended Dec, 28, 2004
Net product sales	100.0%	100.0%	100.0%	100.0%
Direct restaurant costs and expenses:
Cost of sales	26.6%	25.6%	27.0%	27.6%
Direct labor	28.4%	27.5%	27.7%	28.1%
Other restaurant operating expenses	33.7%	30.8%	31.3%	31.0%

Fiscal 2006 Compared to Fiscal 2005

Net Product Sales. Net product sales for fiscal 2006 were not impacted by the purchase accounting adjustments and as compared to fiscal 2005 were $602.0 million and $596.8 million, respectively, an increase of $5.2 million, or 0.9%, resulting largely from increased full-time equivalent store count due to acquisitions and development, with comparable store sales flat for 2006, rolling over last year’s strong same store sales increase of 3.2%.

Fees and Other Income. Fees and other income were not impacted by the purchase accounting adjustments and were $16.4 million for fiscal 2006, compared to $15.2 million for fiscal 2005, for an increase of 7.9%. The increase is primarily due to an increase in delivery fees charged to customers effective during August 2005. A related increase in delivery driver reimbursement expense driven by higher fuel costs, was reported separately in other restaurant operating expenses.

Cost of Sales. Cost of sales was not impacted by the purchase accounting adjustments and was $157.8 million for fiscal 2006, compared to $161.1 million for fiscal 2005, which was $3.3 million or 2.0% favorable. Cost of sales decreased 0.8%, as a percentage of net product sales, to 26.2%, compared to 27.0% last year, largely due to an 11.5% decrease in the price of cheese and a 9.3% decrease in meat costs. However, the impact of select promotional discounting to increase traffic partially offset the favorable commodity environment relative to last year.

Direct Labor. Direct labor costs were not impacted by the purchase accounting adjustments and for fiscal 2006 as compared to fiscal 2005 were $169.0 million and $165.6 million, respectively, an increase of $3.4 million, or 2.1%. Direct labor costs increased 0.4%, as a percentage of net product sales, to 28.1% compared to 27.7% last year due to higher wage rates, which were not fully offset by productivity increases and a $1.7 million favorable adjustment to workers compensation provision in 2006 due to cumulative favorable experience.

Other Restaurant Operating Expenses. Other restaurant operating expenses for fiscal 2006 were $130.6 million and $66.0 million, for the successor and predecessor period, respectively and $186.6 million for 2005. Other operating expenses were 33.7% and 30.8% of net product sales, for the successor and predecessor periods, respectively, compared to 31.3% of net product sales for fiscal 2005. The successor period increased over the prior year largely due to higher depreciation and amortization resulting from higher carrying values of fixed assets due to the purchase accounting adjustments, increased rent expense related to the sale leaseback transaction and increased utility costs and were partially offset by business interruption insurance proceeds received of $1.0 million related to stores affected by the 2005 hurricanes. Other restaurant operating expenses during the predecessor period were lower than fiscal 2005 levels primarily due to leverage achieved on certain fixed costs due to traditionally higher seasonal sales volumes during that period of the year, relative to the entire fiscal year.

General and Administrative Expenses. General and administrative expenses for the fiscal 2006 successor period were $24.5 million and $24.4 million for the predecessor period as compared to $32.5 million for fiscal 2005. During the successor period we incurred $1.2 million of bad debt expense related to insurance reserves for claims that we believe will not be covered due to the deteriorating financial condition of an insurance company with which we previously conducted business. The reserve amount represents our current estimate of probable loss as determined in consultation with third party experts. We also incurred increased professional fees associated with our transition to increased public reporting requirements, amortization of the annual MLGPE management fee, and increased bank service and credit card discount fees expense.

Predecessor general and administrative expenses included $11.9 million in accelerated deferred compensation expense incurred as a result of the termination of the Executive Deferred Compensation Plan as required by the Transactions and $0.8 million of related professional fees incurred, and increased bank service and credit card discount fees expense.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for fiscal 2006 were $8.1 million and $2.1 million for the successor and predecessor period, respectively, compared to $6.5 million for fiscal 2005. The increase during the successor period is due to increased franchise rights and other intangibles amortization expense of $3.2 million and increased depreciation expense of $0.5 million associated with the transaction-related purchase accounting adjustments.

Net Facility Impairment Charges. Facility impairment charges were not impacted by the purchase accounting adjustments. During fiscal 2006, the Company recorded charges of $0.7 million related to 19 properties compared to a charge of $1.3 million related to 17 properties during fiscal 2005. During fiscal 2006 the Company recorded a $0.4 million reversal of prior year charges due to favorable sub-lease activity.

Gain on Disposition of Assets. Gain on disposition of assets was not impacted by the purchase accounting adjustments. Gain on asset dispositions was $0.8 million for fiscal 2006 compared to $4.2 million for fiscal 2005. The decline is primarily due to a gain on the sale of a former restaurant property in Florida of $3.6 million, which was recorded during the fourth quarter of 2005. No significant transactions occurred during fiscal 2006.

Interest Expense. Interest expense was $25.3 million and $3.7 million for fiscal 2006 successor and predecessor periods, respectively, compared to $14.6 million for fiscal 2005. The successor period increase was due to higher average debt levels resulting from the Transactions and increased amortization of deferred debt issuance costs.

Loss on Early Termination of Debt. During the predecessor period, a loss of approximately $11.3 million resulted from the $10.4 million make-whole payment made on our $100.0 million senior notes and write-off of $0.9 million of unamortized debt issue costs associated with the early termination of our debt which was extinguished on the close date of the Transactions.

Miscellaneous. Miscellaneous expense was $0.6 million in fiscal 2006 and fiscal 2005, and was not impacted by the purchase accounting adjustments.

Income Taxes. From January 1, 2003, through May 2, 2006, the Company was an S Corporation for income tax purposes. As of May 3, 2006, the Company became a C Corporation. No income tax provisions were recorded in any periods presented in this report prior to May 3, 2006. For the successor period of fiscal 2006, the Company recorded income tax benefit of $1.9 million for federal and state income taxes which resulted in an effective income tax rate of 62.6%, related to the successor entity, due to the impact of permanent items on a small pre-tax net loss.

Net Loss. We incurred a net loss for the 2006 successor period of $1.1 million and a net loss of $1.6 million for the predecessor period, compared to net income of $47.3 million for fiscal 2005. During the successor period, higher interest expense associated with the increase in post-transaction debt levels and higher depreciation and amortization expenses resulting from higher carrying values of fixed assets and intangibles from the transaction-related purchase accounting adjustments were the primary causes of the decline.

The predecessor loss was largely due to $11.3 million in loss on early termination of debt, $11.9 million in accelerated deferred compensation expense incurred as a result of the termination of the Executive Deferred Compensation Plan, and $0.8 million in transaction related professional fees.

Fiscal 2005 Compared to Fiscal 2004

Net Product Sales. Net product sales in fiscal 2005 of $596.8 million, compared to $581.1 million in fiscal 2004, were $15.7 million, or 2.7%, higher than in fiscal 2004, resulting largely from an increase in same store sales of 3.2% for fiscal 2005. Our same store sales growth in fiscal 2005 resulted primarily from successful promotional activity, including “Dippin’ Strips™,” “Three Cheese Stuffed Crust Pizza,” “Pan Pizza 25th Anniversary Special” promotion and “More4All™ Pizza.”

Fees and Other Income. Fees and other income in fiscal 2005 of $15.2 million, compared to $13.3 million in fiscal 2004, were $1.9 million, or 14.3% higher than in fiscal 2004. The increase is primarily due to an increase in delivery fees charged to customers effective during the last half of 2005. This increase was partially offset by a corresponding increase in delivery driver reimbursement, which is reported separately in other restaurant operating expenses.

Cost of Sales. Cost of sales in fiscal 2005 of $161.1 million, compared to $160.2 million in fiscal 2004, was $0.9 million, or 0.6%, higher than in fiscal 2004. However, cost of sales decreased 0.6% as a percentage of net product sales to 27.0% in fiscal 2005 compared to 27.6% in fiscal 2004 largely due to a 9.0% decrease in the price of cheese, partially offset by a higher cost product mix in fiscal 2005.

Direct Labor. Direct labor costs in fiscal 2005 of $165.6 million, compared to $163.1 million in fiscal 2004, were $2.5 million, or 1.5%, higher than in fiscal 2004. However, direct labor costs declined 0.4% as a percentage of net product sales to 27.7% in fiscal 2005 compared to 28.1% in fiscal 2004, due to increased labor productivity, sales leverage achieved on certain fixed labor costs and lower employee health insurance costs.

Other Restaurant Operating Expenses. Other restaurant operating expenses in fiscal 2005 of $186.6 million, compared to $180.3 million in fiscal 2004, were $6.3 million, or 3.5%, higher than in fiscal 2004. Other restaurant operating expenses increased 0.3% as a percentage of net product sales to 31.3% in fiscal 2005 compared to 31.0% in fiscal 2004, due primarily to higher utility costs and delivery expenses due to rising fuel costs, partially offset by increased sales leverage on fixed operating expenses.

General and Administrative Expenses. General and administrative expenses in fiscal 2005 of $32.5 million, compared to $31.8 million, were $0.7 million, or 2.2%, higher than in fiscal 2004. The increase was the result of higher bank service fee and credit card expenses, increased contributions to our POWR Plan, an employee incentive plan, and increased accrual for our Executive Deferred Compensation Plan. These expenditures were partially offset by lower professional fee expenses.

Corporate Depreciation and Amortization of Intangibles. Corporate depreciation, amortization of intangibles, and pre-opening costs in fiscal 2005 of $6.5 million, compared to $7.3 million in fiscal 2004, were $0.8 million, or 11.0%, lower than in fiscal 2004. This decrease was largely due to higher smallware amortization in fiscal 2004 associated with new product introductions.

Net Facility Action and Impairment Charges. Net facility action and impairment charges, which are provisions recorded for assets and intangibles impaired as a result of closure commitment, impairment on other long-lived assets as well as estimated de-identification costs and contractual lease carry costs in fiscal 2005, were $1.3 million in fiscal 2005, compared to $0.7 million in fiscal 2004, due largely to an impairment charge of $0.4 million on other assets not related to facility action charges.

Gain on Disposition of Assets. Gain on asset dispositions was $4.2 million in fiscal 2005 compared to $0.9 million in fiscal 2004. The increase was primarily due to a gain on sale of a former restaurant property in Florida of $3.6 million.

Interest Expense. Interest expense of $14.6 million in fiscal 2005, compared to $15.3 million in fiscal 2004, was $0.7 million, or 4.6%, lower than fiscal 2004 due to lower debt levels in fiscal 2005.

Loss on Early Termination of Debt. In fiscal 2004, we refinanced certain of our debt facilities and incurred a loss on early termination of debt of $2.0 million and incurred no such expense in fiscal 2005.

Miscellaneous. Miscellaneous expense was $0.6 million in fiscal 2005 compared to $0.3 million in fiscal 2004.

Net Income. Net income in fiscal 2005 of $47.3 million, compared to $34.1 million in fiscal 2004, was $13.2 million, or 38.6%, higher than in fiscal 2004. The increase in net income in fiscal 2005 was largely due to higher income from restaurant operations, resulting primarily from increased net product sales and improved operating margins. Net income in fiscal 2005 was also positively impacted by the $3.6 million gain on sale of a former restaurant property in Florida. In contrast, net income in fiscal 2004 was negatively impacted by a $2.0 million charge incurred in connection with the early termination of debt.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facility and the notes; (2) capital expenditures, including those for our re-imaging plan, maintenance capital expenditures, and the introduction of the WingStreet™ concept at certain existing locations; (3) opportunistic acquisitions of Pizza Hut restaurants; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations and our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on the Company’s existing revolving credit facility and therefore may require utilization of the additional borrowing capacity under our Term B credit facility as well as other sources of debt or additional equity capital.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, current deferred income tax, accounts payable, accrued expenses and income taxes payable and was a deficit of $31.5 million as of December 26, 2006. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $23.7 million and $22.7 million for the fiscal 2006 successor and predecessor periods, respectively. Our operating activities provided net cash inflows of $68.4 million for fiscal 2005 and $65.2 million for fiscal 2004. Cash flow from operations during the predecessor period was negatively impacted by an $8.8 million reduction in working capital due to the timing of expenditures related to payroll and accounts payable as well as the required payment of accrued interest on the our pre-acquisition debt which was extinguished prior to closing the Transactions. Cash flows from operations during the successor period were negatively impacted by the decrease in earnings related to higher interest expense from the increase in post-transaction debt levels, income taxes and other transaction related expenses which were partially offset by $5.3 million in favorable changes in working capital.

Net operating cash inflows were $68.4 million for fiscal 2005, an increase of $3.2 million from fiscal 2004 due primarily to increased income in fiscal 2005, which was partially offset by a reduction in working capital of $5.9 million.

In 2004, cash from operations was only slightly impacted by changes in working capital items that reduced net income and the customary adjustments by only $1.1 million.

Cash flows from investing activities

We used a net $516.4 million and $13.1 million for our investing activities in the 2006 successor and predecessor periods, respectively. During the period May 3, 2006 through December 26, 2006, net cash outflows were primarily impacted by costs relating to the Transactions totaling $478.8 million. In addition, we invested $19.3 million in capital expenditures in our existing operations, completed the Nashville acquisition of 39 stores for $21.8 million (including amounts paid for working capital settlement items and development fees), and received proceeds from the sale of the 9 store Nevada/Utah market of $2.0 million, which accounted for the remaining net outflows. During the predecessor period, we invested $14.2 million in capital expenditures, primarily undertaken to ensure maximum royalty relief of 2.5% for the subject property asset remodels.

Net investing outflows were $24.3 million and $30.6 million for fiscal 2005 and 2004. In these periods, cash flows used in investing activities were due to capital expenditures offset primarily by proceeds from asset sales.

Capital expenditures (which were not impacted by the purchase accounting adjustments) for combined fiscal 2006 were $33.5 million, compared to $30.8 million and $32.9 million for fiscal 2005 and 2004, respectively. These expenditures were partially funded by related sale-leaseback proceeds of $2.3 million and $0.9 million in fiscal 2006 and 2004, and none in 2005.

We expect to invest between $41.5 million to $44.5 million in capital expenditures during fiscal 2007, which we anticipate to partially fund with $9.5 million of related asset sale-leaseback proceeds.

Our franchise agreements require us to re-image, rebuild/remodel all of our dine-in assets by December 31, 2012. As of December 26, 2006, we have invested over $110.0 million on rebuilding/remodeling 215 of our restaurants and have completed an additional 205 re-images, all of which are credited under our franchise agreements towards these investment requirements. The required asset action (re-image vs. rebuild/remodel) for each dine-in asset was determined based on each asset’s historical sales volume and trade area population. The re-image of an asset entails limited exterior refurbishment (paint, parking lot, etc.) and significant restaurant interior upgrades. A remodel of an existing asset entails a total interior and exterior refurbishment, completely upgrading the asset to the latest PHI standards. Beginning in 2004, we accelerated our remodel efforts to maximize royalty relief available for qualifying asset actions. Although our franchise agreements only required 25% of this rebuild/remodel activity to be complete by the end of 2006, as of December 26, 2006, we had completed over 79%. Our completion status versus the franchise agreement requirements provides additional flexibility as to the timing of these capital expenditures in future years. As of December 26, 2006, we have completed 69% of dine-in re-images as opposed to the required 65%. We plan to have all remaining required re-images completed by September 30, 2008 as required. In addition to the re-imaging program, we have development commitments in our franchise agreements to construct 4 WingStreet™ Delco’s and 17 WingStreet™ conversions. We expect to incur capital expenditures of approximately $33.0 million over the remaining 6 years to meet these requirements in addition to normal recurring maintenance capital expenditures.

Cash flows from financing activities

Net financing cash inflows were $496.5 million for the 2006 successor period and net outflows were $9.3 million for the predecessor period. Successor period inflows were primarily impacted by $624.3 million of proceeds obtained to finance the Transactions, net of debt issuance costs. Additionally, the Company received proceeds of $59.4 million for assets sold in a sale-leaseback transaction completed between September and December of 2006. Under the terms of the new senior secured credit facility, we were required to apply fifty percent of certain of the net proceeds, after expenses (including taxes), from the sale-leaseback transaction as a pre-payment of the term loan facility. Net borrowings under the revolving credit facility, used to finance the operations of the Company, were $6.7 million for the successor period and $17.4 million for the predecessor period. These inflows were largely offset by pay-downs in outstanding debt balances in both periods of 2006, and in the predecessor period, a $10.4 million make-whole payment on the early termination of debt in conjunction with the Transactions.

Net financing cash outflows were $43.4 million for fiscal 2005 due primarily to voluntary and scheduled pre-payments on the outstanding debt facilities in addition to cash and tax distributions made to the previous owners of the Company. These increases were offset by draws on our term bank and revolving credit facilities used to finance the ongoing operations of the Company. Further, we acquired certain formerly leased properties and simultaneously entered into sale-leaseback transactions on these same properties that provided financing cash inflows during fiscal 2005.

Net financing cash outflows were $34.7 million for fiscal 2004 due primarily to a net decrease in the outstanding debt facility, comprised of the extinguishment and re-issuance of the term bank facilities and payments on outstanding debt. These outflows were in addition to cash and tax distributions, as well as a note receivable issued to the previous owners of our Company, which resulted in overall cash outflows for fiscal 2004.

As part of the Transactions, during fiscal 2006, we made the following material changes to our debt structure:

•

Senior Secured Credit Facility. Our Senior Secured Credit facility was entered into May 3, 2006 and consists of a $75.0 million Revolving Credit Facility and $300.0 million in Term Loan B Notes. There was $6.7 million outstanding under the Revolving Credit Facility as of December 26, 2006. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. The combined rate was 7.6% at December 26, 2006. Availability under this facility is reduced by letters of credit, of which $25.0 million were issued at December 26, 2006. Commitment fees are paid based upon the unused balance of the facility and the fees are determined based upon the aforementioned leverage ratio and were 0.5% at December 26, 2006. Commitment fees and Letter of Credit fees are reflected as interest expense. The facility is secured by substantially all of the Company’s assets and is due May 3, 2012.

Under our $300.0 million Term Loan B Notes, interest is paid at LIBOR plus 1.75%, or the base rate (as defined), plus 0.75%. The combined rate was 7.1% at December 26, 2006. These notes contain scheduled principal payments outlined below and may be prepaid at any time without penalty unless such pre-payment occurs prior to the one-year anniversary of the Term Loan and arises from the issuance of new debt, in which case a 1.0% premium will be applied. The facility is secured by substantially all of the Company’s assets and is due May 3, 2013.

•

Senior Subordinated Notes. The Senior Subordinated Notes (“Notes”) bear interest at the rate of 9.5% payable semi-annually in arrears on May 1 and November 1 until maturity of the notes on May 1, 2014. These Notes are unsecured and are subordinated to the $375.0 million Senior Secured Credit Facility and other senior indebtedness, as defined. There are no required payments until maturity and these Notes are subject to yield maintenance penalties if redeemed prior to May 1, 2010. Until May 1, 2009, the Notes can be redeemed up to 35% at a redemption price of 109.500%, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings. Effective May 1, 2010, these Notes may be redeemed at a redemption price of 104.750% plus accrued and unpaid interest until May 1, 2011, when the redemption price becomes 102.375% and remains such until May 1, 2012, when these notes can be redeemed at the face amount, plus accrued and unpaid interest. We had an obligation under the registration rights agreement to use our reasonable best efforts to consummate an exchange offer pursuant to a registration statement with the SEC within 285 days of the May 3, 2006; the exchange offer was completed and put into effect as of December 20, 2006.

Our ability to satisfy our financial covenants under our new senior secured credit facility, meet our debt service obligations and reduce our debt will be dependent on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. We believe that our ability to repay amounts outstanding under our senior secured credit facility and the notes at maturity will likely require additional financing, which may not be available to us on acceptable terms, if at all. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

During fiscal 2006, we made all scheduled principal and interest payments. As of December 26, 2006, the Company was in compliance with all of the debt covenants.

Based upon current operations, we believe that our cash reserves at December 26, 2006 and cash flows from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months and the acquisition of the 59 Idaho, Oregon and Washington stores on March 13, 2007. At December 26, 2006, we had $43.3 million of borrowing capacity available under our revolving line of credit net of $25.0 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including $100.0 million of term loan capacity available under our existing credit facility.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of December 26, 2006 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in millions)
Long-term debt	$431.7	$—	$5.0	$5.0	$421.7
Operating leases(1)	208.8	28.4	46.5	35.4	98.5
Interest payments(2)	226.6	30.3	69.7	68.1	58.5
Facility upgrades(3)	36.0	12.1	17.3	6.4	0.2
Purchase and other obligations(4)	6.6	6.1	0.5	—	—

	$909.7	$76.9	$139.0	$114.9	$578.9

(1)

The majority of our leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiations, which could increase total lease payments. Total minimum lease payments have been reduced by aggregate minimum sublease rentals of $1.7 million under operating leases due in the future under noncancelable subleases.

(2)

The Company has obtained an amortizing floating-to-fixed swap agreement with a notional amount of $140.0 million on June 6, 2006. This swap secures a 5.39% base interest rate on the outstanding balance, which was $140.0 million at the end of 2006. Interest payments are calculated on debt outstanding at December 26, 2006 at rates in effect at the end of the year including the effect of the swap.

(3)

Includes capital expenditure requirements under our franchise agreements for remodeling and re-imaging our assets, as well as WingStreet™ conversion and development requirements (see “Business—Franchise Agreements”) for $33.0 million. Amounts are presented under the timeline as currently planned by us, however, we have the discretion to apportion these expenditures into future years at a slower rate and remain in compliance. Amounts also include the expected capital expenditures required for ADA facility upgrades (see “Business—Government Regulation.”) of $3.0 million.

(4)	Purchase obligations primarily include amounts for obligations under service agreements, employment agreements, commitments under construction contracts and open purchase orders.

In addition, we expect to incur between $8.0 and $10.0 million annually, based upon our unit count at December 26, 2006, in maintenance capital expenditures to maintain the Company’s assets in accordance with our standards. These amounts are not included in the above table.

Concurrently with the closing of the Transactions, the Company acquired the 75% membership interest in Hawk-Eye that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest that management ultimately exchanged for membership interests in Holdings with an equivalent fair market value. Additionally, in September 2006, certain members of our Board of Directors purchased membership interests in Holdings. The total membership interests not owned by MLGPE are $3.3 million as of December 26, 2006. Under the terms of the Amended and Restated Limited Liability Company Agreement of Holdings (“LLC Agreement”), the membership interests are mandatorily redeemable units, which are required to be repurchased by Holdings upon the resignation of the member. However, the value of this liability is subject to a formula as defined within the LLC Agreement based upon the terms of the member’s resignation. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be required to provide a distribution to Holdings in the event of a member’s resignation from the Company.

In connection with the purchase of membership interests by certain members of our Board of Directors, the Company issued 0.1 million time vesting options, in January 2007. The options were accounted for under the terms and conditions of options issued under the new stock incentive plan.

Letters of Credit

As of December 26, 2006, we had letters of credit, in the amount of $25.0 million, issued under our existing credit facility primarily in support of self-insured risks and franchise agreement obligations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our new senior secured credit facility bear interest at a floating rate. As of December 26, 2006, we had $256.7 million in funded long-term floating rate debt outstanding under our senior secured credit facility. Accordingly, our net income will be affected by changes in interest rates. We entered into a $140.0 million amortizing fixed to floating rate interest rate swap at a fixed rate of 5.39% on June 6, 2006 leaving us with $116.7 million of floating rate debt at December 26, 2006. After giving effect to the swap, a 1.0% increase in this floating rate would have increased interest expense on a pro forma basis for fiscal 2005 and fiscal 2006 by approximately $1.2 million for each period.

Commodity Prices. Commodity prices of foods such as meat, cheese and wheat, can vary. The prices of these commodities can change throughout the year due to changes in demand and supply. Cheese and meat costs have historically represented approximately 30% and 13% of our cost of sales, respectively. We are a member of the UFPC, and take advantage of their hedging and procurement programs to help reduce the volatility of commodity prices from period to period. As of December 26, 2006, approximately 31% of our cheese costs were hedged six to nine months in advance through a combination of derivatives purchased by the UFPC. The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $3.1 million in 2005 and $3.2 million in 2006, without giving effect to our hedging programs.

Item 8.	Financial Statements and Supplementary Data

NPC INTERNATIONAL, INC.

YEARS ENDED DECEMBER 26, 2006, DECEMBER 27, 2005 AND DECEMBER 28, 2004

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	33-34
Consolidated financial statements:
Consolidated Balance Sheets	35
Consolidated Statements of (Loss) Income	36
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)	37
Consolidated Statements of Cash Flows	38-39
Notes to Consolidated Financial Statements	40-54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NPC International, Inc.

Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of NPC International, Inc. (the “Company”) as of December 26, 2006 and the related consolidated statement of loss, stockholders’ equity and comprehensive loss, and cash flows for the 18 week period ended May 2, 2006 and the 34 week period ended December 26, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 27, 2005 and December 28, 2004 were audited by other auditors whose report, dated March 24, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NPC International, Inc. as of December 26, 2006 and the results of their operations and their cash flows for the 18 week period ended May 2, 2006 and the 34 week period ended December 26, 2006 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NPC International, Inc.:

We have audited the accompanying consolidated balance sheets of NPC International, Inc. and subsidiaries as of December 27, 2005 and December 28, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the fifty-two week periods ended December 27, 2005 and December 28, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPC International, Inc. and subsidiaries as of December 27, 2005 and December 28, 2004, and the results of their operations and their cash flows for the fifty-two week periods ended December 27, 2005 and December 28, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Kansas City, Missouri

March 24, 2006

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

		Predecessor
	December 26, 2006	December 27, 2005
Assets
Current assets:
Cash and cash equivalents	$9,289	$5,296
Accounts receivable	3,619	3,618
Inventories	4,291	4,228
Prepaid expenses and other current assets	5,811	4,892
Deferred income tax	1,935	—
Notes receivable from related party	—	3,060

Total current assets	24,945	21,094

Facilities and equipment	162,938	293,863
Less accumulated depreciation	(21,129)	(158,736)

Net facilities and equipment	141,809	135,127
Franchise rights, less accumulated amortization of $5,895 and $71,143, respectively	421,140	212,541
Goodwill	185,187	29,378
Other assets, net	32,621	13,061

Total assets	$805,702	$411,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,562	$18,676
Payroll and sales taxes	5,632	5,131
Accrued interest	6,293	2,148
Accrued payroll	9,053	10,566
Income taxes payable	4,741	—
Other accrued liabilities	13,534	14,049
Distribution payable	—	6,031
Current portion of insurance reserves	6,594	6,181
Current portion of long-term debt	—	6,875

Total current liabilities	56,409	69,657

Long-term debt	431,700	123,310
Other deferred items	20,568	25,085
Insurance reserves	9,000	11,000
Deferred income tax	126,542	—

Total long-term liabilities	587,810	159,395

Commitments and contingencies:

Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of December 26, 2006; $500 par value, 2,000 shares authorized, 272 shares issued and outstanding as of December 27, 2005)	—	136
Treasury stock (2 shares as of December 27, 2005)	—	(698)
Paid-in-capital	163,325	22,255
Accumulated other comprehensive loss	(719)	(1)
Retained (deficit) earnings	(1,123)	160,457

Total stockholders’ equity	161,483	182,149

Total liabilities and stockholders’ equity	$805,702	$411,201

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in thousands)

		Predecessor
	34 Weeks Ended Dec. 26, 2006	18 Weeks Ended May 2, 2006	52 Weeks Ended Dec. 27, 2005	52 Weeks Ended Dec. 28, 2004
Sales:
Net product sales	$387,376	$214,587	$596,824	$581,077
Fees and other income	10,489	5,881	15,187	13,261

Total sales	397,865	220,468	612,011	594,338
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	102,879	54,896	161,114	160,248
Direct labor	109,951	59,008	165,576	163,134
Other restaurant operating expenses	130,595	66,032	186,601	180,303
General and administrative expenses	24,513	24,372	32,547	31,839
Corporate depreciation and amortization of intangibles	8,107	2,144	6,517	7,321
Net facility impairment charges	220	100	1,320	655
Net (gain) on disposition of assets	(615)	(207)	(4,157)	(922)

Total costs and expenses	375,650	206,345	549,518	542,578

Operating income	22,215	14,123	62,493	51,760
Other income (expense):
Interest expense	(25,306)	(3,744)	(14,630)	(15,322)
Loss on early termination of debt	—	(11,306)	—	(1,980)
Miscellaneous	87	(690)	(575)	(342)

(Loss)/income before income taxes	(3,004)	(1,617)	47,288	34,116
Income tax benefit	(1,881)	—	—	—

Net (loss)/income	$(1,123)	$(1,617)	$47,288	$34,116

Pro forma data (unaudited):
Historical (loss) income before income taxes		$(1,617)	$47,288
Pro forma income taxes		611	(17,875)

Pro forma net (loss) income		$(1,006)	$29,413

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Predecessor
	Shares of common stock	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Total stockholders’ equity
Balance at December 30, 2003	272	$136	$22,255	$125,893	$(1,972)	$(698)	$145,614
Comprehensive income:
Net income	—	—	—	34,116	—	—	34,116
Net unrealized change in cash flow hedging derivatives	—	—	—	—	1,517	—	1,517

Total comprehensive income							35,633

Tax distributions	—	—	—	(7,173)	—	—	(7,173)
Distributions	—	—	—	(14,914)	—	—	(14,914)

Balance at December 28, 2004	272	136	22,255	137,922	(455)	(698)	159,160
Comprehensive income:
Net income	—	—	—	47,288	—	—	47,288
Net unrealized change in cash flow hedging derivatives	—	—	—	—	454	—	454

Total comprehensive income							47,742

Tax distributions	—	—	—	(5,500)	—	—	(5,500)
Distributions	—	—	—	(19,253)	—	—	(19,253)

Balance at December 27, 2005	272	136	22,255	160,457	(1)	(698)	182,149
Comprehensive (loss):
Net loss	—	—	—	(1,617)	—	—	(1,617)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	1	—	1

Total comprehensive (loss)							(1,616)

Distributions	—	—	—	(5,126)	—	—	(5,126)

Balance at May 2, 2006	272	$136	$22,255	$153,714	$—	$(698)	$175,407

Balance at May 2, 2006	272	$136	$22,255	$153,714	$—	$(698)	$175,407
Purchase accounting adjustments	(272)	(136)	(22,255)	(153,714)	—	698	(175,407)
Stock purchased	1,000	—	163,325	—	—	—	163,325
Comprehensive (loss):
Net loss	—	—	—	(1,123)	—	—	(1,123)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(719)	—	(719)

Total comprehensive (loss)							(1,842)

Balance at December 26, 2006	1,000	$—	$163,325	$(1,123)	$(719)	$—	$161,483

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Predecessor
	34 Weeks Ended	18 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 26, 2006	May 2, 2006	December 27, 2005	December 28, 2004
Operating activities
Net (loss) income	$(1,123)	$(1,617)	$47,288	$34,116
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	30,503	9,985	29,408	29,859
Amortization of debt issuance costs	1,261	145	441	617
Net facility impairment charges	220	100	1,320	655
Loss on early termination of debt	—	11,306	—	1,980
Deferred income taxes	(11,482)	—	—	—
Acceleration of executive deferred compensation plan	—	11,871	—	—
Net gain on disposition of assets	(615)	(207)	(4,157)	(922)
Changes in assets and liabilities, excluding effects from purchase of companies:
Accounts receivable	(1,570)	(159)	(1,295)	(1,018)
Inventories	(337)	406	290	(433)
Prepaid expenses and other assets	(2,028)	949	(1,521)	(196)
Accounts payable	(997)	(7,117)	118	681
Payroll and sales taxes	(45)	546	(305)	535
Income taxes payable	4,741	—	—	—
Accrued interest	6,293	(2,059)	(234)	95
Accrued payroll	(432)	(1,081)	(1,374)	245
Other accrued liabilities	2,469	1,172	454	1,533
Other deferred items	(2,810)	(243)	(444)	(1,264)
Insurance reserves	(337)	(1,250)	(1,632)	(1,294)

Net cash provided by operating activities	23,711	22,747	68,357	65,189

Investing activities
Capital expenditures	(19,289)	(14,172)	(30,773)	(32,901)
Rebate of acquired franchise fee buy down	—	—	1,598	—
Capitalized transaction costs	(7,742)	—	—	—
Purchase of the stock of the Company	(451,585)	—	—	—
Purchase of Hawk-Eye Pizza, LLC	(19,508)	—	—	—
Purchase of business assets, net of cash acquired	(21,819)	—	—	—
Net proceeds from sale of market	2,032	—	—	—
Proceeds from sale or disposition of assets	1,547	1,036	4,911	2,291

Net cash used in investing activities	(516,364)	(13,136)	(24,264)	(30,610)

Financing activities
Net change in revolving credit facility	6,700	17,411	8,535	300
Scheduled payments on term bank facilities	—	(3,125)	(5,000)	(9,791)
Retirement of predecessor entity debt and other obligations	(143,907)	—	—	—
Contributed capital from owners	163,325	—	—	—
Issuance of debt	475,000	—	11,530	58,992

Prepayment on term bank facilities	(50,000)	(8,125)	(41,030)	(7,000)
Debt issue costs	(14,047)	—	—	—
Debt extinguishment prepayment penalty	—	(10,380)	—	(50,000)
Proceeds from sale-leaseback transactions, net	59,415	—	4,554	—
Distributions paid	—	(5,122)	(15,371)	(12,564)
Tax distributions paid	—	—	(3,556)	(9,445)
Issuance of notes receivable to related party	—	—	(3,060)	(5,145)

Net cash provided by (used in) financing activities	496,486	(9,341)	(43,398)	(34,653)

Net change in cash and cash equivalents	3,833	270	695	(74)
Beginning cash and cash equivalents	5,456 (1)	5,296	4,601	4,675

Ending cash and cash equivalents	$9,289	$5,566 (1)	$5,296	$4,601

Supplemental disclosures of cash flow information:
Net cash paid for interest	$17,842	$5,657	$14,527	$14,669
Net cash paid (received) for taxes	$4,858	$—	$200	$(85)
Noncash pay down of notes receivable	$—	$3,060	$5,145	$—
Non-cash investing activities:
Accrued capital expenditures	$1,190	$2,478

(1)

Cash and cash equivalents at May 3, 2006 were $0.1 million less than cash and cash equivalents at May 2, 2006, due to Oread Holdings, LLC no longer classified as a variable interest entity on May 2, 2006 (see Note 2 to the consolidated financial statements).

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business Combinations and Acquisitions

On March 3, 2006, the Company’s previous stockholders entered into a definitive Stock Purchase Agreement (“SPA”) with NPC Acquisition Holdings, LLC (“Holdings”), a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates pursuant to which Holdings acquired all of the issued and outstanding shares of NPC International, Inc. for $615.0 million less indebtedness as defined in the SPA. On May 3, 2006, all of the outstanding stock was acquired by Holdings for $615.0 million and the selling stockholders received net cash proceeds of $451.6 million. Under the terms of the SPA, the Company was required to extinguish all of its existing debt and as a result incurred a voluntary prepayment make-whole penalty of $10.4 million on the senior secured notes which were paid before close. The SPA also required the Company to acquire the 75% membership interest in Hawk-Eye Pizza, LLC (“Hawk-Eye”) that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest which management ultimately exchanged for membership interests in Holdings with an equivalent fair market value. The cost to acquire this net interest in Hawk-Eye was $19.5 million subsequent to which Hawk-Eye was merged with and into the Company. In connection with the acquisition, the Company issued $175.0 million principal amount of Senior Subordinated Notes and entered into a $375.0 million Senior Credit Facility. The $375.0 million Senior Credit Facility consists of a $300.0 million term loan due 2013 and a $75.0 million revolver due 2012 which was not drawn at close. The net proceeds from the Notes and Senior Credit Facility were advanced to a subsidiary of Holdings where these funds were combined with the $163.3 million contributed to Holdings by MLGPE and affiliates and used to pay the purchase price of the acquisition and to retire certain existing indebtedness subsequent to which such subsidiary was merged with and into the Company. All of these transactions, as further described herein, are collectively referred to in this report as the “Transactions.”

As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. These estimates of fair market value are preliminary and are therefore subject to further refinement. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect; (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, and (5) adjustments to deferred tax balances due to the purchase accounting adjustments. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the preliminary estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. Accordingly, these amounts are estimates and could ultimately differ materially from the amounts reflected in these statements. The Transactions resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods. Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period ending with the May 2, 2006, the day preceding consummation of the Transactions (“Predecessor”), and (2) the period beginning on May 3, 2006 utilizing the new basis of accounting (“Successor”).

As a result of the consummation of the Transactions, the consolidated financial statements for the period after May 2, 2006, are presented on a different basis than that for the periods before May 3, 2006, as a result of the application of purchase accounting as of May 3, 2006, and therefore are not comparable.

A preliminary purchase price allocation recorded in connection with the Transactions is presented below (in thousands):

Cash and cash equivalents	$5,456
Accounts receivable	2,799
Inventories	3,822
Prepaid expenses and other current assets	3,915
Deferred income tax asset	2,205
Facilities and equipment	197,925
Franchise rights	419,036
Goodwill	176,465
Other assets	20,771
Accounts payable	(11,559)
Other accrued liabilities	(32,267)
Other deferred items	(23,834)
Insurance reserves	(11,000)
Deferred income tax liability	(138,734)

Total consideration	$615,000

The unaudited pro forma results of operations provided below for the year ended December 26, 2006 and December 27, 2005, are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Notes and the Senior Credit Facility and other acquisition related adjustments in connection with the Transactions. Further, as of May 3, 2006, the Company became a C Corporation. No income tax provisions were recorded in periods presented prior to May 3, 2006; therefore, a pro forma tax provision has been calculated at 35% and is included in the below pro forma results. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Proforma Year Ended
	(unaudited)
	December 26, 2006	December 27, 2005
Total sales	$618,333	$612,011
Income before income taxes	4,637	11,554
Net income	$3,014	$7,510

On October 2, 2006, the Company acquired 39 stores from Pizza Hut, Inc. (“PHI”) in and around Nashville, Tennessee for $28.9 million, including 13 fee owned properties, plus an amount for inventories, change funds and pre-paid expenses. At closing, the Company assigned its right to acquire 9 of the 13 fee owned properties to Realty Income Corporation (“RIC”), who purchased them from PHI for $8.4 million and leased them back to the Company over an initial lease term of 10 years with 4 five year renewal options. On December 21, 2006, 2 of the 4 remaining properties were sold to RIC for $2.0 million and leased back on the same terms as the aforementioned assigned assets. Excluding the fee owned properties assigned to RIC, the purchase price of $20.5 million was funded from a portion of the proceeds from the 89 store sale-leaseback transaction, described in Note 3. In conjunction with this transaction, the Company entered into agreements to develop the WingStreet™ concept at 17 existing locations and construct four new Pizza Hut WingStreet™ delivery units in the acquired market at certain intervals over the next five years. In conjunction with this commitment, the Company paid a deposit of $20 thousand per WingStreet™ conversion and $70 thousand per new Pizza Hut WingStreet™ delivery unit for a total deposit of $0.6 million. These amounts are refundable to the Company, net of any applicable initial fees retained by PHI, if the Company should meet the development timeline; otherwise, such amounts will be forfeited.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company believes this information includes all adjustments, consisting of normal recurring accruals, necessary to fairly present the financial condition, statements of income and cash flows for the periods then ended.

Principles of Consolidation. The financial condition and statements of income includes NPC and its wholly owned subsidiaries, as well as the accounts of Hawk-Eye, which was 25% owned by the Company and 75% owned by certain members of senior management, until May 3, 2006, when the Company acquired the 75% interest not formerly owned by NPC in conjunction with the Transactions and merged Hawk-Eye into NPC. The accounts of Oread Capital Partners, LLC, an entity owned by certain members of senior management that held the 75% interest in Hawk-Eye, are also reflected in the consolidated financial statements during the periods presented through May 2, 2006, as the Company was deemed to have variable interests and was deemed the primary beneficiary.

Fiscal Year. The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal years ended December 26, 2006, December 27, 2005 and December 28, 2004 each contained 52 weeks. For convenience, fiscal years ended December 26, 2006, December 27, 2005 and December 28, 2004 are referred to as fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Cash Equivalents. Cash and cash equivalents of the Company are composed of demand deposits with banks and short-term cash investments with maturities of three months or less from the date of purchase by the Company. The Company invests excess cash in an overnight, interest bearing time deposit account. Periodically, the Company has outstanding checks that are written in excess of the cash balances at its bank which create a book overdraft and are recorded as a liability.

Inventories. Inventories of food and supplies are carried at the lower of cost (first-in, first-out method) or market.

Revenue Recognition. The Company recognizes revenue when products are delivered to the customer or meals are served.

Facilities and Equipment. Facilities and equipment are recorded at either cost or fair value as a result of the Transactions. Depreciation is charged on the straight-line basis for buildings, furniture, and equipment. Leasehold improvements are amortized on the straight-line basis over the estimated economic life of the improvements, or the term of the lease, whichever is shorter.

The Company reviews long-lived assets related to each restaurant annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a “two year history of cash flow losses” as the primary indicator of potential impairment. Based on the best information available, an impaired restaurant is written down to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is determined by discounting estimated future cash flows including the estimated net realizable value of the property, if any. Additionally, when a commitment is made to close a store beyond the quarter in which the closure commitment is made, it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value. Charges were recorded to impair closure related assets or other long-lived assets for $0.4 million (all successor), $0.9 million and $0.4 million during fiscal 2006, 2005 and 2004, respectively, and are included in net facility impairment charges. Management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary from management estimates.

Pizza Hut Franchise Agreements. Effective January 1, 2003, the Company began operating under new franchise agreements with PHI. The franchise agreements have an initial term of 30 years and a 20 year renewal term. Certain of the franchise agreements contain perpetual 20 year renewal terms subject to certain criteria. The amortization of all franchise rights were extended to coincide with this 50 year term (initial term plus a renewal term effective January 1, 2003). Under the franchise agreements the Company is required to rebuild or re-image a substantial number of restaurants depending upon certain criteria, as defined in the franchise agreements, during the initial 10 year period ending December 31, 2012. Certain of the assets to be rebuilt or remodeled with respect to which the Company currently pays royalties of 6.5% of sales (as defined in the franchise agreements) will qualify for a reduction in royalty rate of 1.5% to 2.5% of sales depending upon the timing and nature of the action taken. The franchise agreements also provide for future increases in the royalty rates to be paid for delivery units. The first such increase will occur in certain delivery units effective January 1, 2010, when royalty rates are scheduled to increase by 0.5% of sales to 4.5%. Effective January 1, 2020, royalty rates for these delivery units are scheduled to increase to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.

Royalty expense was included in other restaurant operating expenses and totaled $26.3 million ($16.9 million successor and $9.4 million predecessor) for fiscal year 2006, $26.3 million for fiscal year 2005 and $26.1 million for fiscal year 2004.

Rent Expense. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the lease term. Lease terms are determined based upon management’s estimate of the commercial viability of the location. In addition, landlord-provided tenant improvement allowances are recorded in other liabilities and amortized as a credit to rent expense over the term of the lease. Favorable lease amounts are amortized to expense over the remaining life of the lease including options. Unfavorable lease amounts are amortized to expense over the remaining life of the current contractual lease term.

Amortization charges to rent expense were $0.6 million ($0.5 million successor and $0.1 million predecessor), $0.5 million, and $1.2 million for fiscal 2006, 2005 and 2004, respectively. The deferred rent liability, recorded in other deferred items, was $2.4 million and $1.8 million as of December 26, 2006 and December 27, 2005, respectively.

Franchise Rights and Goodwill. Goodwill is tested annually for impairment using a discounted cash flow method. The Company’s finite-lived intangible assets, namely franchise rights, are being amortized over the life of the franchise agreements and are tested annually for impairment using an undiscounted cash flow method in comparison to the carrying value of the reporting unit. Indicators that suggest the carrying amount of the assets may not be recoverable will require an impairment write-down. Goodwill and franchise rights were reviewed by management for impairment, and, as of December 26, 2006, determined there was no impairment. However, if actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to an impairment charge that could be material.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers and vending receipts.

Advertising costs. Advertising costs are expensed as incurred. The total amounts charged to advertising expense were $37.8 million ($24.6 million successor and $13.2 million predecessor), $37.3 million, and $36.6 million for fiscal 2006, 2005 and 2004, respectively.

Pre-opening expenses. Costs associated with the opening of new stores are expensed as incurred and are included with corporate depreciation and amortization expenses.

Self-insurance accruals. The Company operates with a significant self-insured retention of expected losses under its workers’ compensation, employee medical, general liability, auto, and non-owned auto programs. The Company purchases third party coverage for losses in excess of the normal expected levels. Accrued liabilities have been recorded based on the Company’s estimates of the ultimate costs to settle incurred claims, both reported and incurred but unreported, subject to the Company’s retentions. Provisions for losses expected under the workers’ compensation, general liability and auto programs are recorded based upon estimates of the aggregate liability for claims incurred utilizing independent actuarial calculations based on historical claims experience. In the event the Company’s insurance carriers are unable to pay claims submitted to them, in excess of its self-insured retention, the Company would record a liability for such estimated payments expected to be incurred. During fiscal 2006, the Company recorded a reserve for bad debt expense related to a distressed carrier of $1.2 million, which is included in general and administrative expenses.

Derivative Instruments and Hedging Activities. The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item.

On June 6, 2006, the Company entered into an amortizing floating-to-fixed swap agreement expiring December 31, 2010, on an initial notional amount of $140.0 million. Under this swap, the Company will pay 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effect of rising interest rates on the $300.0 million Term Loan B Notes under the Senior Secured Credit Facility. As of December 26, 2006, the Company recognized $1.2 million ($0.7 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

Fair Value of Financial Instruments. The financial instruments consisting of cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. The fair value of long-term debt is determined by comparing interest rates for debt with similar terms and maturities.

Deferred Income Taxes. As of December 26, 2006, the Company had a net deferred tax liability of $126.5 million; no deferred tax balances were maintained prior to May 3, 2006 due to the S Corporation status of the Company for income tax purposes. The Company has not provided a valuation allowance on its deferred tax assets for its state net operating losses as management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of its deferred tax assets for federal and state purposes.

Certain tax authorities periodically audit the Company. Reserve balances have been established for potential exposures when it is probable that a taxing authority may take a sustainable position on a matter contrary to the Company’s filed position. The Company evaluates these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact its ultimate payment for such exposures.

Debt Issuance Costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method over the period the debt is outstanding. Effective May 3, 2006, in connection with the Transactions, the Company’s former notes and credit facility was paid. This was within the scope of Emerging Issues Task Force (EITF) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” as well as EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” In accordance with that guidance, the remaining unamortized loan costs of approximately $0.9 million from the previous credit facility were expensed during the fiscal year ended December 26, 2006.

Similarly, the Company issued a new Senior Secured Credit Facility dated May 3, 2006 for $375.0 million, consisting of a Term B Note and a Revolving Credit Facility, which resulted in $14.0 million in debt issuance costs. These costs are being amortized over the life of the related debt instruments. Amortization of $1.4 million ($1.3 million successor and $0.1 million predecessor), $0.4 million and $0.6 million was charged to interest expense during the fiscal years ended December 26, 2006, December 27, 2005 and December 28, 2004, respectively, related to these costs. The Company had unamortized costs of $12.8 million and $1.1 million for the fiscal years ended December 26, 2006 and December 27, 2005, respectively.

Stock Based Compensation. In May 2006, Holdings agreed to establish a new stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests. This stock incentive plan is accounted for under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amended FASB State No. 95, “Statement of Cash Flows.”

Options may be granted under the Plan with respect to a maximum of 8% of the membership interests of Holdings as of the closing date of the Transactions calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon resignation of the member.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales in the consolidated statements of income net of sales taxes. This Issue will not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, will largely be reflected as an adjustment to the Company’s goodwill balance, rather than to retained earnings as it would apply largely to predecessor periods. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements; however, the Company does not expect the impact to be significant.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires a dual evaluation approach—evaluation of an error from both a balance sheet and statement of income perspective—when quantifying and evaluating the materiality of a misstatement. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on the Company’s consolidated financial statements.

Note 3 – Facilities and Equipment

Net facilities and equipment consists of the following (in thousands):

	Estimated depreciable life	December 26, 2006	December 27, 2005
Land		$7,374	$24,241
Buildings and leasehold/land improvements	5-40 years	75,342	139,853
Furniture and equipment	3-10 years	68,614	120,789
Construction in progress		11,608	8,980

		162,938	293,863
Less accumulated depreciation and amortization		(21,129)	(158,736)

Net facilities and equipment		$141,809	$135,127

Depreciation expense associated with store operations is included in other restaurant operating expense and totaled $29.3 million ($21.3 million successor and $8.0 million predecessor), $23.1 million, and $21.7 million in fiscal 2006, 2005, and 2004, respectively.

On August 25, 2006, the Company entered into an agreement to sell 89 existing fee owned restaurant properties to Realty Income Corporation (“RIC”) for $59.1 million and lease them back over an initial lease term of 10 years with 4 five-year renewal options. In addition, the Company agreed to sell two stores that were under construction at the time of the agreement, which replaced existing locations, for cost and lease them back under substantially the same terms as the 89 stores. Construction was completed on one of these stores and the sale closed on December 21, 2006. The sale of 85 of the 89 properties had closed as of December 26, 2006, with one additional property sale closing on January 19, 2007. It was determined that the remaining three properties will not be sold. Under the terms of the senior secured credit facility the Company was required to apply fifty percent of the net proceeds, after selling expenses (including tax), from this transaction as a pre-payment of the term loan facility and either re-invest the balance of these proceeds in the business within the following 365 days or apply them as an additional pre-payment on the term loan facility.

Note 4 – Goodwill and other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance at December 27, 2005	$29,378
Purchase accounting adjustment	(29,378)
Allocation of purchase price	176,465
Capitalized transaction costs	7,742
Acquisition of new market	980

Balance December 26, 2006	$185,187

There were no changes in goodwill during fiscal 2005.

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software, contract rights and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights	47
Favorable leasehold interests	16
Unfavorable leasehold interests	7
Internally developed software	5
Non-compete agreements	5

Intangible assets subject to amortization pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” are summarized below (in thousands):

	December 26, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$427,035	$(5,895)	$421,140
Favorable leasehold interests	10,198	(597)	9,601
Unfavorable leasehold interests	(1,138)	141	(997)
Internally developed software	1,069	(143)	926
Contract rights	547	(243)	304
Non-compete	1,925	(257)	1,668

	$439,636	$(6,994)	$432,642

	Predecessor
	December 27, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$283,684	$(71,143)	$212,541
Favorable leasehold interests	459	(377)	82
Unfavorable leasehold interests	(1,880)	1,141	(739)

	$282,263	$(70,379)	$211,884

Annual amortization during the next five fiscal years is expected to be as follows: $11.2 million in fiscal 2007; $10.9 million in fiscal 2008; $10.7 million in fiscal 2009; $10.7 million in fiscal 2010; and $10.2 million in fiscal 2011.

Note 5 – Senior Secured Credit Facility and Senior Subordinated Debt

The Company’s debt consisted of the following (in thousands):

		Predecessor
	December 26, 2006	December 27, 2005
Senior Secured Credit Facility	$250,000	$—
Senior Subordinated Notes	175,000	—
Senior Secured Revolving Credit Facility	6,700	—
Senior Secured Credit Agreement	—	21,050
Senior Secured Notes	—	100,000
Promissory loan	—	9,000
Revolving Credit Facility	—	135

	$431,700	$130,185

The Company’s Senior Secured Credit facility was dated May 3, 2006 and consists of a $75.0 million Revolving Credit Facility and a $300.0 million Term Loan B Note. There was $6.7 million outstanding under the Revolving Credit Facility as of December 26, 2006. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. Availability under this facility is reduced by letters of credit, of which $25.0 million were issued at December 26, 2006. Commitment fees are paid based upon the unused balance of the facility and the fees are determined based upon the aforementioned leverage ratio and were 0.5% at December 26, 2006. Commitment fees and letter of credit fees are reflected as interest expense. The facility is secured by substantially all of the Company’s assets and is due May 3, 2012.

Under the Company’s $300.0 million Term Loan B Notes, interest is paid at LIBOR plus 1.75%, or the base rate (as defined), plus 0.75%. The combined rate was 7.1% at December 26, 2006. These notes contain scheduled principal payments outlined below and may be prepaid at any time without penalty unless such pre-payment occurs prior to the one-year anniversary of the Term Loan and arises from the issuance of new debt, in which case a 1.0% premium will be applied. The Company may increase its term loan borrowings under the credit facility by as much as $100.0 million, subject to certain conditions outlined in the agreement. The facility is secured by substantially all of the Company’s assets and is due May 3, 2013.

The Senior Subordinated Notes (“Notes”) bear interest at the rate of 9.5% payable semi-annually in arrears on May 1 and November 1 until maturity of the notes on May 1, 2014. These Notes are unsecured and are subordinated to the $375.0 million Senior Secured Credit Facility and other senior indebtedness, as defined. There are no required payments until maturity and these Notes are subject to yield maintenance penalties if redeemed prior to May 1, 2010. Until May 1, 2009, the Notes can be redeemed up to 35% at a redemption price of 109.500%, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings. Effective May 1, 2010, these Notes may be redeemed at a redemption price of 104.750% plus accrued and unpaid interest until May 1, 2011, when the redemption price becomes 102.375% and remains such until May 1, 2012, when these notes can be redeemed at the face amount, plus accrued and unpaid interest. The Company had an obligation under the registration rights agreement to use its reasonable best efforts to consummate an exchange offer pursuant to a registration statement with the SEC within 285 days of the May 3, 2006, issue date of these notes, pursuant to which holders would exchange the privately placed notes for publicly registered notes with identical terms (the “Exchange Notes”). On November 16, 2006, the Company filed the S-4 Registration Statement to register the Exchange Notes in connection with the exchange offer; this Registration Statement was deemed effective by the SEC on November 20, 2006 and, therefore, registered the Exchange Notes under the Securities Act of 1933. The exchange offer was put into immediate effect and completed as of December 20, 2006.

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At December 26, 2006, the Company was in compliance with all of its debt covenants.

The fair value of the Company’s debt facilities was $434.3 million and $146.4 million as of December 26, 2006 and December 27, 2005, respectively.

Maturities of long-term debt are as follows (amounts in thousands):

Fiscal year ended:
2007	$—
2008	2,525
2009	2,525
2010	2,525
2011	2,525
Thereafter	421,600

$431,700

Note 6 – Deferred Income Taxes and Provision for Income Taxes

From January 1, 2003, through May 2, 2006, the Company was an S Corporation for income tax purposes. As of May 3, 2006, the Company became a C Corporation. No income tax provisions were recorded in any periods presented in this report prior to May 3, 2006. For the year ended December 26, 2006, the Company recorded income tax benefit of $1.9 million for federal and state income taxes, which resulted in an effective income tax benefit of (62.6%).

The provision for income taxes from May 3, 2006 to December 26, 2006, consisted of the following, in thousands:

Current:
Federal	$8,185
State	1,415
Deferred:
Federal	(9,791)
State	(1,690)

Income tax benefit	$(1,881)

Items of reconciliation to the statutory rate:

Tax computed at U.S. federal statutory rate	(35.0)%
State and local income taxes (net of federal)	(4.3)%
Permanent items	16.0%
Tax Credits	(39.3)%

Income tax benefit	(62.6)%

In conjunction with the purchase accounting performed with the Transactions, net deferred tax liabilities of $136.5 million were established based on the book and tax basis differences. This opening deferred tax balance is an estimate and is subject to change.

Certain tax authorities periodically audit the Company. The Company provides reserves for potential exposures when it is probable that a taxing authority may take a sustainable position on a matter contrary to its filed position. The Company evaluates these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact its ultimate payment for such exposures. As of December 26, 2006 the Company had $1.8 million in income tax reserves which was included in other accrued liabilities.

Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

December 26, 2006
Assets:
Insurance reserves	$5,418
Deferred gains	2,993
Profit sharing and vacation	3,727
Other	1,871
Other comprehensive loss	441

Total deferred tax assets	14,450

Liabilities:
Depreciation and amortization	(137,869)
Other	(1,188)

Total deferred tax liabilities	(139,057)

Net deferred tax liability	$(124,607)

Current asset	$1,935
Non-current liability	$(126,542)

Note 7 – Commitments and Contractual Obligations

The Company leases certain restaurant equipment and buildings under operating leases. The majority of the Company’s leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiations. Future minimum lease payments, including non-operating assets, at December 26, 2006 consisted of (amounts in thousands):

2007	$28,428
2008	24,779
2009	21,720
2010	18,747
2011	16,661
Thereafter	98,496

Total minimum lease commitments(1)	$208,831

(1) Total minimum lease payments have been reduced by aggregate minimum noncancelable sublease rentals of $1.7 million.

The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following (amounts in thousands):

	Fiscal years ended
	December 26, 2006	December 27, 2005	December 28, 2004
Minimum rents	$27,746	$25,582	$26,226
Contingent rents	1,664	1,896	1,763

	$29,410	$27,478	$27,989

At December 26, 2006, the Company had commitments under construction contracts and purchase commitments for restaurant equipment totaling approximately $1.5 million.

Under the Company’s franchise agreements, the Company is required to rebuild or reimage a substantial number of restaurants, depending upon certain criteria as defined in the franchise agreements, during the initial 10-year period ending December 31, 2012. Certain of the assets to be rebuilt are currently paying royalties of 6.5% of sales, as defined in the franchise agreements, and will qualify for a reduction in royalty rate of up to 2.5% of sales depending upon the timing and nature of the asset action. The Company expects to incur capital expenditures of approximately $30.8 million over the remaining 6 years to meet this requirement. In addition, the Company expects to incur approximately $2.2 million for capital expenditures to meet certain WingStreet™ development requirements under its franchise agreements.

From time to time, the Company is involved in litigation, most of which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s consolidated financial statements.

Concurrently with the closing of the Transactions, the Company acquired the 75% membership interest in Hawk-Eye that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest which management ultimately exchanged for membership interests in Holdings with an equivalent fair market value. Additionally, in September 2006, certain members of the Board of Directors purchased membership interests in Holdings; the total membership interests not owned by MLGPE are $3.3 million as of December 26, 2006. Under the terms of the Amended and Restated Limited Liability Company Agreement of Holdings (“LLC Agreement”), the membership interests are mandatorily redeemable units, which are required to be repurchased by Holdings upon the resignation of a member; however, the value of this liability is subject to a formula as defined within the LLC Agreement based upon the terms of the member’s resignation. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be requested to provide a distribution to Holdings in the event of a member’s resignation from the Company.

In connection with the purchase of membership interests by certain members of the Board of Directors, the Company issued 0.1 million time vesting options, in January 2007. The options were accounted for under the terms and conditions of options issued under the new stock incentive plan.

Note 8 – Insurance Reserves

The Company operates with a significant self-insured retention of expected losses under its workers’ compensation, employee medical, general liability, auto, and non-owned auto programs up to certain individual and aggregate reinsurance levels. Losses are accrued based upon the Company’s estimates of the ultimate costs to settle incurred claims, both reported and incurred but unreported using certain third-party actuarial projections and the Company’s claims loss experience. The estimated insurance claims losses could vary significantly should the frequency or ultimate cost of the claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. In the event the Company’s insurance carriers are unable to pay claims submitted to them, the Company would record a liability for such estimated payments expected to be incurred.

The Company recorded estimated liabilities for claims loss reserves of $15.6 million and $17.2 million at December 26, 2006 and December 27, 2005, respectively.

Note 9 – Employee Benefit Plans

The Company has benefit plans that include: a) non-statutory stock option plans for its employees and non-employee directors, b) a qualified retirement plan, c) a non-qualified Deferred Compensation Plan, and d) a non-qualified Profit Sharing Plan (POWR Plan).

In May 2006, Holdings agreed to establish a new stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests. This stock incentive plan is accounted for under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amended FASB State No. 95, “Statement of Cash Flows.”

Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date of the Transactions calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon resignation by the member. At December 26, 2006, there were 6.4 million shares available for future grants under the Plan.

Under their respective employment agreements, the following options have been granted to certain members of management (in thousands):

As of December 26, 2006
Non-time vesting options	1,625
Time vesting options	1,773
Change of control options	4,432

Total options granted	7,830

Total options exercisable	1,625

The exercise price of the non-time vesting and time vesting options was established based on the aggregate equity investment in Holdings at the time of closing of the Acquisition divided by the number of outstanding membership interests, or $1.00. The exercise price of the change of control options was established as twice the exercise price of the non-time vesting and time vesting options granted, or $2.00.

Under the provisions of SFAS 123(R), the Company considers these options to be liability awards. The compensation cost for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered and/or performance condition achieved. Further, all options granted under the Plan are subject to a mandatory call provision with a defined value, as stated in the Amended and Restated Limited Liability Company Agreement of Holdings and described as follows: (1) for termination of employment due to death, disability, or retirement without cause (as defined) or with good reason (as defined), each common unit covered by such options will be called at a price calculated as the difference between the greater of $1.00 or the fair value price (“FVP”) as of the termination date, less the exercise price; and, (2) for any other call event, each common unit covered by such options will be called at a price calculated as the difference between the lesser of $1.00 or the FVP as of the termination date, less the exercise price. The Company does not have a contractual obligation to fund the mandatory call of these units; however, the Company may be called upon to provide a distribution to Holdings upon such time a triggering event should occur that would require a mandatory call of outstanding units.

As of December 26, 2006, no options had been exercised or forfeited by management. Based on the provisions of the Plan, management is assuming a 100% forfeiture rate for all options granted until such time a triggering event, as defined in the Plan, should become probable. As no triggering events have been deemed probable as of December 26, 2006, the Company has recorded no compensation expense for options granted in fiscal 2006. The weighted average remaining contractual term was 9.4 years at December 26, 2006.

The Company has adopted the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides matching contributions. Contributions by the Company to these plans were $0.7 million, $0.7 million, and $0.6 million during fiscal 2006, 2005, and 2004, respectively. Additionally, the Company has adopted the POWR Plan, to which contributions are based on certain financial targets set by the Company’s Board of Directors each year. Under this plan, the Company accrued $0.8 million, $1.3 million, and $1.0 million in fiscal 2006, 2005, and 2004, respectively. Generally, each of these accruals was paid during the first quarter of the following fiscal year. Annual contributions to these plans are net of employee forfeitures for that respective year.

In addition, the Company entered into deferred compensation contracts with certain key executives during fiscal 1999. Based on the provisions of the plan, the vesting requirements were accelerated based upon a change of control. Therefore, expense for the payment of this plan was recognized in full in connection with the Transactions (see Note 1) in the amount of $12.1 million during fiscal 2006. Prior to the payout of the plan, amounts were accrued for these contracts of $3.5 million at December 27, 2005. Investments to be used as a funding vehicle for these contracts of $1.2 million were included in other assets in the consolidated balance sheets at December 27, 2005. The Company recorded expense related to these contracts, excluding the accelerated payout in fiscal 2006, of $0.3 million (all predecessor), $0.7 million and $0.5 million for fiscal 2006, 2005 and 2004, respectively.

Note 10 – Related-Party Transactions

MLGPE Advisory Agreement. Upon completion of the Transactions, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Pursuant to the advisory agreement, MLGPE was paid $3.0 million at the closing for the financial, investment banking, management advisory and other services performed in connection with the Transactions and reimbursed $0.9 million for certain expenses incurred in rendering those services. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company has paid $0.7 million to MLGPE for the pro-rata portion of this fee for the current fiscal year ended December 26, 2006, which is being amortized ratably to expense.

Senior Subordinated Notes. Merrill Lynch, Pierce, Fenner & Smith (“MLPFS”), acted as an initial purchaser in connection with the issuance of $175.0 million of the 9 1/2% Senior Subordinated Notes due 2014. Offering discounts and commissions received by MLPFS were $2.0 million. The Company also reimbursed for certain expenses incurred by the initial purchasers, MLPFS, JPMorgan Securities, Inc. (“JPM”) and Banc of America Securities, LLC. These fees and expenses were recorded as deferred debt issue expenses and are being amortized to expense ratably over the term of the financing provided.

Senior Credit Facility. MLPFS, an affiliate of MLGPE, acted as syndication agent, joint lead arranger and joint bookrunner in connection with the $375.0 million Senior Credit Facility. The Company paid an affiliate of MLPFS a fee of $2.4 million in connection with these services and reimbursed for certain expenses incurred by the joint lead arrangers and joint bookrunners, MLPFS and JPM. These fees and expenses were recorded as deferred debt issue expenses and are being amortized ratably over the term of the financing provided. MLPFS is also a participant in the Senior Credit Facility and enjoys the same terms and conditions as the other participating lenders.

Merrill Lynch & Company Investments Derivative Transaction. On June 6, 2006, the Company entered into an amortizing floating-to-fixed swap agreement expiring December 31, 2010, on an initial notional amount of $140.0 million. Merrill Lynch Capital Services, Inc. (“MLCS”), was the counterparty on $70.0 million of the total notional amount, and JPMorgan Chase Base, N.A. (“JPMCB”), an unrelated party, was the counter-party on the residual $70.0 million. Under this swap, the Company will pay both counter-parties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million Term Loan B Notes under the Senior Secured Credit Facility. As of December 26, 2006, the Company has recognized $1.2 million ($0.7 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

Note 11 – Subsequent Events

On March 13, 2007, the Company acquired 59 Pizza Hut units from a Pizza Hut franchisee for $27.1 million. Forty of these stores are located throughout Idaho, four in eastern Oregon and fifteen in Washington. Forty-four of these locations are leased from the sellers on certain agreed upon terms and fifteen locations are leased from unrelated parties. The transaction was funded by approximately $16.0 million of available cash and borrowings on the Company’s $75.0 million revolving credit facility.

Note 12 – Quarterly results of operations (unaudited):

The following summarizes the unaudited quarterly results of operations in fiscal 2006 and 2005 (amounts in thousands):

	Predecessor
2006	March 28	March 29 - May 2	May 3 - June 27	Sept. 26	Dec. 26
Net product sales	$158,517	$56,070	$88,809	$144,130	$154,437
Gross margin(1)	24,751	9,900	11,986	14,019	17,946
Income (loss) before income taxes	15,412	(17,029)	1,380	(3,298)	(1,086)
Net income (loss)	$15,412	$(17,029)	$897	$(2,415)	$395

2005	March 29	June 28	Sept. 27	Dec. 27
Net product sales	$155,989	$151,277	$143,164	$146,394
Gross margin(1)	22,219	21,911	18,822	20,581
Income (loss) before income taxes	13,158	11,500	9,045	13,585
Net income	$13,158	$11,500	$9,045	$13,585

(1)

Gross margin is calculated as net product sales less: (i) cost of sales, (ii) direct labor, and (iii) other restaurant operating expenses, excluding corporate depreciation and amortization of intangibles.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This annual report does not include a report of management assessment regarding internal control over financial reporting or attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC.

Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information with respect to the individuals that serve as our executive officers and directors.

Name	Age	Position
James K. Schwartz	45	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer
Troy D. Cook	44	Executive Vice President—Finance and Chief Financial Officer
D. Blayne Vaughn	50	Senior Vice President Pizza Hut Operations, Northern Territory
L. Bruce Sharp	48	Vice President Pizza Hut Operations, Southern Territory
Linda L. Sheedy	38	Vice President of Marketing
Lavonne K. Walbert	43	Vice President of Human Resources
Michael J. Woods	45	Vice President of Information Technology
Susan G. Dechant	36	Vice President of Administration and Chief Accounting Officer
Brandon K. Barnholt	48	Director
Christopher J. Birosak	52	Director
Cassey L. Plantada	32	Director
Robert F. End	51	Director
Charles W. Peffer	59	Director

James K. Schwartz joined us in late 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In January 1995, he was promoted to President and Chief Operating Officer and then to Chief Executive Officer in December 2004. Mr. Schwartz is a Director of the United Food Service Purchasing Co-op Board and served as its Chairman in 2004. He is actively involved in the Pizza Hut system and is serving on the Franchisee Board and the Pizza Hut Advertising Committee. In 2004, Mr. Schwartz was inducted into the Pizza Hut Franchisee Hall of Fame. Mr. Schwartz is a certified public accountant and earned a B.S. in Accounting and Business Administration from the University of Kansas in 1984. He also serves as Trustee and Treasurer of the Barstow School and on the Board of Advisors for the University of Kansas Business School.

Troy D. Cook joined us in February 1995 as Vice President Finance and Chief Financial Officer. He was promoted to Executive Vice President and Chief Financial Officer in January 2007. Mr. Cook is a member of the UFPC cheese task force. Prior to that, he was Vice President, Finance and Chief Operating Officer of Oread Laboratories from 1991 to 1995. From 1990 to 1991 Mr. Cook was the Director of Accounting for the American-Italian Pasta Company. Mr. Cook began his career in the audit department of Ernst & Young working there from 1985 to 1990 specializing in entrepreneurial companies. Mr. Cook is a certified public accountant and earned his B.S. in Accounting and Business Administration from the University of Kansas in 1985.

D. Blayne Vaughn joined us in November 1985 as an Area General Manager. He was promoted to Regional Manager in 1990 and then Regional Vice President in 1993. In May 1997 he was promoted to Vice President of Pizza Hut operations for the Western Division and in January 2003, Mr. Vaughn became Vice President of Pizza Hut Operations for the Northern Territory. In January 2007, he was promoted to Senior Vice President of Operations of the Northern Territory. Mr. Vaughn serves on the Pizza Hut One System Operations Committee. Mr. Vaughn has over 33 years of experience in the food service industry. In 1974 Mr. Vaughn started with PHI and worked there until January 1981 when he left as an Area Supervisor to work for a Godfathers Pizza franchisee from April 1981 through November of 1985 as the company’s Director of Operations.

L. Bruce Sharp joined us in May 1987 as an Area General Manager. He was promoted to Regional Manager in 1989 and Vice President of Pizza Hut Operations for the Southern Division in May 1997 and in January 2003 Mr. Sharp became Vice President of Pizza Hut Operations for the Southern Territory. Mr. Sharp has over 27 years of experience in the food service industry. From 1976 to 1981 Mr. Sharp worked for NPC’s predecessor, CB International. From 1981 to 1985 Mr. Sharp worked for the Colorcraft Corporation and was in sales and production management in a wholesale photofinishing operation. From 1985 to 1987 Mr. Sharp worked for Dobbs Houses, Inc., as an Area Manager in their restaurant division.

Linda L. Sheedy joined us in January 1998 as Vice President Marketing. Mrs. Sheedy serves on various Pizza Hut committees including the Beverage Committee and Marketing Advisory Council. Prior to joining us, she was National Marketing Manager for Captain D’s Seafood restaurants. Mrs. Sheedy has over sixteen years of marketing experience, with thirteen of those years in the food service industry. Mrs. Sheedy held various positions at Valentine-Radford, West Associates Advertising and Tyson Foods. Mrs. Sheedy earned a Bachelor of Journalism degree from the University of Missouri in 1990. Outside affiliations include the University of Missouri Alumni Association Board and volunteer for Kansas City Cares.

Lavonne K. Walbert joined us in February 1999 as Vice President Human Resources. Ms. Walbert serves on various PHI system committees. She is Chairman of the People Capability and Training Committee and is a member of the Government and Political Affairs Committee. Prior to joining us, she was Director of Human Resources for Western Auto Supply Company. Ms. Walbert has twenty-one years of Human Resources Experience in the sales and services industry. She has thirteen years experience in retail with Western Auto Supply Company. Ms. Walbert earned her B.S. in Human Resources Management from the University of Kansas in 1986 and an MBA from Rockhurst in 1999. Ms. Walbert is also affiliated with the National Society of Human Resource Management.

Michael J. Woods joined us in April 2003 as Chief Information Officer (CIO). Prior to that he was with Hastings Entertainment, Inc. in Amarillo, TX where he served as CIO from 1999 through 2003, Vice President of Information Systems from 1992 through 1999 and Director of Microsystems and Systems Analyst beginning in 1989. Mr. Woods holds an Associate of Arts Degree from the University of Maryland and served in the United States Army from 1981 through 1985.

Susan G. Dechant joined us in August 1996 as Corporate Controller. In June 2000, she was promoted to Chief Accounting Officer and Director of Restaurant Services. In August 2006, she was promoted to Vice President of Administration and Chief Accounting Officer. Prior to joining us, Ms. Dechant worked from 1992 to 1996 for accounting firm Grant Thornton, LLC, in their audit department. Ms. Dechant earned her B.A. in Accounting from Pittsburg State University in 1992 and is a former board member of the Central Plains Region of the American Red Cross.

Brandon K. Barnholt became a director upon closing of the Acquisition. Mr. Barnholt is President and COO of Kehe Food Distributors, Inc., one of the largest specialty food distributors in the U.S. Until September 2006, Mr. Barnholt was the President and CEO of White Hen Pantry, Inc. Prior to leading the management/private equity purchase of White Hen Pantry. Mr. Barnholt was the President and CEO of the 1,200 store retail gas and convenience store chain, Clark Retail Enterprises, Inc. On October 15, 2002, Clark Retail Enterprises filed for Chapter 11 bankruptcy protection. From early 1992 to mid-1999 Mr. Barnholt led the 800 store retail and wholesale marketing business for Clark Refining and Marketing, Inc. Mr. Barnholt began his career with Conoco Inc. and has managed retail and wholesale businesses for over 25 years. During his career, Mr. Barnholt has led numerous acquisitions and dispositions and has a solid depth of experience in the capital markets. Mr. Barnholt sits on the Board of Young Life of Eastern Dupage County and the Dean’s Leadership Council at the Monfort College of Business. Mr. Barnholt earned a B.S. degree in Finance and Economics from the University of Northern Colorado.

Christopher J. Birosak became a director upon closing of the Acquisition. Mr. Birosak joined MLGPE in 2004 as a Managing Director. Since joining Merrill Lynch in 1994, Mr. Birosak has worked in various capacities in Leveraged Finance with particular emphasis on leveraged buyouts and M&A related financings. He also co-founded the syndicated loan business at Merrill Lynch in 1994. Mr. Birosak serves on the Board of Atrium Companies, Inc. and of HCA, Inc. Mr. Birosak earned a B.A. degree in Economics from Wayne State University and an M.B.A. in Finance from the University of Detroit.

Cassey L. Plantada became a director upon closing of the Acquisition. Ms. Plantada is a Senior Principal with MLGPE and has been with the group since 2000. Prior to joining MLGPE, Ms. Plantada worked in the Mergers & Acquisitions department of Merrill Lynch, where she assisted clients in strategic planning and corporate mergers. Ms. Plantada has a B.A. degree in Economics from Columbia College and an M.B.A. from Harvard Business School.

Robert F. End became a director upon closing of the Acquisition. Since rejoining Merrill Lynch in 2004, Mr. End has been a Managing Director in the Merrill Lynch Global Private Equity Division where he also serves as U.S. Region Head. Previously, Mr. End was a founding Partner and Director of Stonington Partners Inc., a private equity firm established in 1994. Prior to leaving Merrill Lynch in 1994, Mr. End was a Managing Director of Merrill Lynch Capital Partners, the firm’s private equity group. Mr. End joined Merrill Lynch in 1986 and worked in the Investment Banking Division before joining the private equity group in 1989. Mr. End serves on the Board of Directors of The Hertz Corporation and several privately held companies. Mr. End earned an A.B. degree in Government from Dartmouth College and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

Charles W. Peffer became a director upon closing of the Acquisition. Mr. Peffer was a partner of KPMG LLP from 1979 until his retirement in 2002. During that period, Mr. Peffer was the audit partner for many public and private companies and served as Managing Partner of KPMG LLP’s Kansas City office from 1993 to 2000. Mr. Peffer has been a Certified Public Accountant and member of the American Institute of Certified Public Accountants and Kansas and Missouri Societies of CPAs. Mr. Peffer is a director of the Commerce Funds, a family of eleven funds with almost $2.0 billion in assets, and Garmin Ltd, a NASDAQ 100 company in the technology and consumer electronics industries. Mr. Peffer earned a B.S. in Business Administration from the University of Kansas and an M.B.A. from Northwestern University.

Mr. Barnholt and Mr. Peffer are the sole members of the Audit Committee of our Board of Directors and each of them meets the independence standards of the Nasdaq Global Market for audit committee members. Mr. Peffer has been designated by the Board of Directors as an audit committee financial expert.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which applies to all of our employees, including our executive officers and directors. A copy of the Company’s Code of Business Conduct and Ethics will be made available to any person, without charge, by contacting the Executive Vice President – Finance and Chief Financial Officer, Troy D. Cook, at 913-357-5555, or through a written request to 7300 W. 129th Street, Overland Park, Kansas 66213.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Background of Compensation Program

On May 3, 2006, our former stockholders completed the sale of all our outstanding shares of capital stock to NPC Acquisition Holdings, LLC, or “Holdings,” a company controlled by Merrill Lynch Global Private Equity, or “MLGPE,” and its affiliates. In this Annual Report on Form 10-K, we refer to the acquisition of all of our capital stock by Holdings and related financings, as the “Transactions.” In connection with the Transactions, we issued $175.0 million of 9-1/2 Senior Subordinated Notes due 2014 pursuant to Rule 144A, which were subsequently exchanged for substantially identical notes that were registered under the Securities Act of 1933, referred to as the “Notes.” The term “Named Executive Officer” used in this discussion refers to O. Gene Bicknell, our former Chairman, James Schwartz, our principal executive officer, Troy Cook, our principal financial officer, and our three other most highly compensated executive officers. These other Named Executive Officers include Blayne Vaughn, Senior Vice President – Operations, Northern Territory, Bruce Sharp, Vice President – Operations, Southern Territory, and Mike Woods, Vice President—Information Technology and Chief Information Officer.

The Compensation Committee prior to the Transactions, or the “Pre-Transactions Compensation Committee” was composed of two non-employee directors who voluntarily resigned from our Board and all committees at the time of the closing of the Transactions. We do not believe that the compensation philosophy and policies of the Pre-Transactions Compensation Committee or our former controlling stockholder or Board of Directors are material to the holders of the Notes. Accordingly, the following discussion of our compensation philosophy and policies reflects the views of our current Compensation Committee, which is composed solely of three independent directors (as defined under NASDAQ Stock Market Rules) who were elected following the Transactions. Under its Charter, the Compensation Committee determines the amount and elements of compensation of our Chief Executive Officer, subject to ratification by the Board of Directors, and recommends to the Board of Directors, the amount and elements of compensation of our other executive officers.

The definitive stock purchase, or the “Purchase Agreement,” between our former stockholders and Holdings, dated May 3, 2006, included a condition to the Transactions that we enter into employment agreements with each of Mr. Schwartz, our President, Chief Executive Officer, and Chief Operating Officer, and Mr. Cook, our Executive Vice President – Finance and Chief Financial Officer. The terms of these employment agreements were negotiated at arms length, following the negotiation of the terms of the Purchase Agreement but before the closing of the Transactions, by Mr. Schwartz and Mr. Cook and their counsel, on the one hand, and Holdings and its counsel, on the other hand. As a result, the Compensation Committee has discretion to vary the amount and elements of compensation received by Mr. Schwartz and Mr. Cook only to the extent of increasing the minimum levels of such compensation beyond those specified in their respective employment agreements, which are described below.

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific short-term and long-term goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation, as well as the amount and structure of the compensation elements constituting our compensation program, in order to ensure that the Company maintains its ability to attract, motivate and retain highly qualified employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes that the compensation packages provided by the Company to its executives, including the Named Executive Officers, should include both cash and stock-based compensation that reward performance, as measured against established goals.

In order to ensure that the compensation program is structured to remain competitive, the Compensation Committee reviews and takes into account competitive compensation data gathered by the Vice President – Human Resources regarding the elements of compensation and the amount of each element paid by comparable competitors for executives in positions that are similar to our executive officer positions. The primary source data for all elements of compensation is the Chain Restaurant Compensation Association. The following sources of data are also used in evaluating merit increases in annual base salary: Comp Resources, World at Work, Mercer, Hewitt, Hay and proxy statements of publicly-held competitors. In connection with awarding any element of the compensation program, the Compensation Committee reviews comprehensive tally sheets for each of the executive officers, which provide the amount of compensation to be received with respect to each element of compensation during the relevant time period. The Compensation Committee considers the competitiveness of each element of the compensation package, as well as the competitiveness of total cash compensation comparisons and total compensation comparisons. However, for competitive and retention reasons, the Compensation Committee believes it is desirable to retain flexibility and nimbleness and has therefore not adopted any policies regarding allocating between long-term and currently-paid-out compensation, or between cash and non-cash forms of compensation. The Compensation Committee reviews the alignment between executive compensation and performance on an annual basis and designs the compensation elements to ensure a balance of both short-term and long-term interests.

2006 Elements of Compensation

The principal components of compensation for the Named Executive Officers for the 2006 fiscal year are described below.

Annual Base Salary

Executive officers are paid a base salary as compensation for performance of their primary duties and responsibilities. The annual base salaries for Mr. Schwartz and Mr. Cook for the period after the Transactions were set by their employment agreements. The annual base salary of the Senior Vice President – Operations, Northern Territory and Vice President – Operations, Southern Territory are recommended by the Chief Executive Officer to the Compensation Committee. The salary of the Vice President – Information Technology is recommended by the Chief Financial Officer to the Chief Executive Officer, who, in turn, recommends such compensation to the Compensation Committee. Recommendations for salary include consideration of the following:

•

the level of salary needed to remain competitive with similar compensation paid to executives with similar positions by restaurant companies with comparable dollar volume and numbers of restaurants, as shown primarily by data from the data sources referenced above;

•	the nature and responsibility of the position;

•	the achievement of objective performance criteria specific to each position; and

•	subjective leadership criteria.

Bonus and Performance-Based Cash Incentive Compensation

Annual cash incentive compensation is designed to motivate and reward executive officers for their contributions. This objective is accomplished by making a large portion of cash compensation dependent upon our financial performance and, in the case of Named Executive Officers other than the Chief Executive Officer and Chief Financial Officer, additional specific performance measures related to their particular duties.

We believe that growth in earnings before interest, taxes, depreciation and amortization, or “EBITDA,” is the measure of financial performance that best reflects the increase in stockholder value. EBITDA is also a principal focus of our performance because it improves our debt service coverage and financial covenant compliance as well as producing cash to pay down our debt more quickly.

The duties and responsibilities of the Chief Executive Officer and the Chief Financial Officer empower them to drive the overall financial performance of the Company. Their annual cash bonus is therefore appropriately linked to the extent to which a specified percentage of the EBITDA Target is achieved or exceeded. The EBITDA Target is based on the annual budget approved by the Board of Directors, which is subject to review and consent by MLGPE, our controlling stockholder. The performance of the other Named Executive Officers contributes to the production of EBITDA, but, in recognition of their ability to significantly influence only those parts of our business which are under their direct supervision, their annual cash incentive compensation is linked to the performance of their respective parts of our business, as well as to achieving specified financial and other performance measures.

The employment agreements with Mr. Schwartz and Mr. Cook provide them with the opportunity to earn annual cash incentive compensation of up to the following percentages of their annual base salary if the specified percentage of the EBITDA Target is achieved: (i) 25% of base salary if at least 95% of the EBITDA Target is achieved; (ii) 50% of base salary if at least 100% of the EBITDA Target is achieved; and (iii) 75% of base salary if 105% or more of the EBITDA Target is achieved. They also have the opportunity to earn additional cash bonus compensation each year in recognition of outstanding performance as determined by the Board of Directors in its sole discretion. Such a discretionary bonus was awarded to Mr. Schwartz and Mr. Cook during the current year as a one-time award for their exemplary performance achieved by their execution throughout and following the Transactions. However, the primary form of incentive compensation awarded to Mr. Schwartz and Mr. Cook is anticipated to be granted for achievement of the EBITDA Target noted above, with little to no emphasis on discretionary awards in the ongoing term of their employment.

Mr. Vaughn and Mr. Sharp were eligible to earn cash incentive compensation of up to $15,000 each, the specific amount of which is determined by the extent to which the net income generated from the regions in their respective territories exceeded the operating plan for 2006 for those territories, subject to a deduction of up to $2,000 for regions whose profits were performing below a specified level. In 2006, Mr. Vaughn and Mr. Sharp were also eligible to receive cash incentive compensation based on a pyramidal bonus structure involving each level of restaurant management in their respective territories that is designed to align their incentives and ensure that each level of management is working together effectively to accomplish financial and other performance goals of the Company. This incentive can be up to 55% of the amount of aggregate cash incentive compensation payable to all of the regional managers in our Northern and Southern territories, respectively, which, in turn, is based on the amount of cash incentive compensation payable to area general managers that report to the respective regional managers, which, in turn, is based on the amount of the cash incentive compensation payable to restaurant general managers that report to the respective area general managers. The amount of cash incentive compensation payable to restaurant general managers is determined by the amount of the increase in sales and operating profit, as compared to the prior year, which may be increased or decreased based upon a balanced scorecard performance, which is based on specific metrics, including sales, employee turnover, customer satisfaction scores, among other specified criteria. The targeted payout for both of these cash incentive compensation plans combined is approximately 40% of the base salary for Mr. Vaughn and Mr. Sharp for fiscal 2006.

As the officer with principal supervisory responsibility over our information systems, Mr. Wood’s role has a significant impact on our operational efficiency and effectiveness. However, the goals in his area are more project and systems oriented and less susceptible to direct and immediate measurement of their effect on financial performance. As a result, his total cash compensation is more heavily weighted to salary so that his opportunity to receive annual incentive compensation in 2006 was limited to up to $40,000. Of this total annual incentive compensation opportunity, $15,000 of this opportunity is a percentage of base salary earned upon meeting a range of specified EBITDA Targets, $15,000 of this opportunity is tied to successful completion of specified information technology projects, and $10,000 of this opportunity is tied to achieving a specified performance rating, which is based on the evaluation of several non-financial criteria for meeting job requirements.

The cash incentive compensation targets were established by the Board of Directors, based primarily upon the financial plan for the Company for fiscal 2006. The financial plan was prepared by management, with board input, and ultimately approved by the Board of Directors. This plan represented a reasonably aggressive expectation for the business given the existing business climate and expectations for general competitive pressures, commodity prices, and general inflation for the fiscal year. In addition, the effect of weather on sales had a disproportionately favorable effect on last year and resulted in uncertainty in developing a plan that included the effects of weather patterns on operating results. These factors combined resulted in a difficult to achieve financial plan, which is exemplified by the fact that management only met the minimum threshold for the cash incentive compensation plan for fiscal 2006.

Deferred Compensation and Retirement Plan

The Named Executive Officers are eligible to participate in our Deferred Compensation and Retirement Plan, or the “DCR Plan.” The objective of the DCR Plan is to provide deferred compensation and retirement income to a select group of management or highly compensated employees in years that such executives are not eligible to participate in the NPC International, Inc. Qualified Profit Sharing Plan (401K Plan). Most of our peer companies and companies with which we compete for executive-level talent provide similar plans for their executives. The DCR Plan is designed to replicate many of the features available under a tax-qualified retirement plan, including salary deferral features and opportunities to receive employer matching and profit sharing benefits without the tax benefits of a qualified plan. However, due to the non-qualified nature of the plan, any contributions from executive officers or the Company may be subject to the claims of creditors in the event that such claims should be made.

The Compensation Committee determines which executives may participate in the DCR Plan. The DCR Plan affords participants the opportunity to make two types of compensation deferral elections. First, each such executive may elect to defer all or a portion of his or her base salary. Second, the plan allows each such executive the opportunity to separately elect to defer all or a portion of his or her bonus compensation. As an incentive to participate in the DCR Plan, we match executive contributions up to four percent of the sum of the executive’s salary and bonus compensation. We also may provide additional discretionary contributions as a means of rewarding participants for their efforts with us. The amount of any discretionary contribution may vary from year to year based upon our Board’s assessment of those efforts made by DCR Plan participants and our financial needs. We believe that both the level of employer-matching contribution and the level of discretionary contributions, if any, that we may contribute to the DCR Plan on behalf of our executive officers are comparable with other peer companies who provide similar plans for retirement benefits for their executives under qualified retirement plan arrangements.

Participants in the plan may elect the time and manner in which they receive benefits under the plan, subject to requirements of section 409A of the Internal Revenue Code of 1986, as amended.

POWR Plan

Our Named Executive Officers are eligible to participate in the NPC International, Inc. POWR Plan, which is a performance-based incentive plan providing deferred compensation for certain key management or highly compensated employees selected by our Compensation Committee, which is received following termination of employment. Subject to a participant being terminated due to gross misconduct, in which case a participant forfeits all of his or her benefit under the POWR plan, all benefit payments under the Plan are made only following a participant’s termination of employment or disability. However, due to the non-qualified nature of the plan, any contributions from executive officers or the Company may be subject to the claims of creditors in the event that such claims are successfully adjudicated by the creditors.

There are essentially two components to the POWR Plan. The first component provides participants with the opportunity to earn a contribution equal to a specified percentage of the participant’s annual base salary for that year if we meet an EBITDA target established by our Board of Directors, or the “POWR Plan EBITDA Target.” This percentage is the same for each Named Executive Officer but varies depending on the extent to which the POWR Plan EBITDA Target is exceeded. Generally, for fiscal 2006, the percentages will be between 9% and 13.5% of annual base salary for our Named Executive Officers. All participants are also eligible to participate in a “Gain Sharing Pool” which represents 5% of our EBITDA that is in excess of a higher POWR Plan EBITDA Target that is also set by our Board of Directors. Each participant’s share of this Gain Sharing Pool is based on the participant’s individual POWR Plan contribution amount, excluding any POWR Plan Plus contribution, compared to the total profit sharing contributions under the POWR Plan. Contributions made under this first component vest at a rate of 25% each year over a four year period beginning with the year for which the contribution is earned.

The second component of the POWR Plan provides an additional contribution, referred to in the plan as the “POWR Plus Contribution” that rewards participants in the plan who have at least ten years of service with us if the POWR Plan EBITDA Target is met. This additional contribution level for fiscal 2006 is 5% of annual base salary for each Named Executive Officer. Because POWR Plan Plus Contributions are designed to reward loyal and faithful key employees who provide valuable service to us over an extended period of time, they will vest only upon 20 years of employment with us.

The POWR Plan EBITDA Target for the current year was established shortly after the completion of the Transactions and represented a significant increase from prior years target levels as we transition to reflect the higher earnings expectations associated with a private equity fund form of ownership. The maximum contributions for the Named Executive Officers required the achievement of a POWR Plan EBITDA target that was 94% of the EBITDA Target, upon which the cash incentive compensation plan was based for fiscal 2006.

Stock Options

In connection with the Transactions, Holdings agreed to establish a new stock option plan which governs, among other things, the issuance of matching options on purchased membership interests in Holdings, and the grant of options with respect to the membership interests in Holdings. The purposes of this plan, which has been established, are to: (i) attract and retain highly qualified employees for the Company; (ii) motivate them to exercise their best efforts on behalf of the Company and Holdings; (iii) allow participants in the plan to participate in equity value creation at Holdings; and (iv) align the incentives between the participants and Holdings as well as the Company.

Options may be granted under the plan with respect to a maximum of 8% of the membership interests of Holdings as of the closing date of the Transactions calculated on a fully diluted basis (subject to capital adjustments). Each grant of options under the plan will specify the applicable option exercise period, option exercise price and such other terms and conditions as deemed appropriate by the Compensation Committee or the Board of Holdings. Options with respect to 1% of the interests are “non-time vesting” options, which were vested at grant as a matching incentive based upon the level of equity investment made by the executive officer. These options were made available to our Chief Executive Officer and Chief Financial Officer based upon their purchase of 1,950,000 units and 1,300,000 units of membership interests, at $1.00 per membership unit, in the Company at the date of the Transactions. Options with respect to 2% of the interests will be “time vesting” options, which will vest ratably as to 20% of the interests subject to the option over a five-year period, subject to the option holders’ continued service. The options as to the remaining 5% of the interests vest only upon the occurrence of a change of control of Holdings or the Company on or prior to the expiration of the option, and also require continued employment through the vesting date. All options granted under the plan will expire ten years from the date of grant, but generally expire earlier upon termination of employment.

The exercise price of the non-time vesting and time vesting options was established based on the aggregate equity investment in Holdings at the time of closing of the Transactions divided by the number of outstanding membership interests, or $1.00. The exercise price of the change of control options was established as twice the exercise price of the non-time vesting and time vesting options granted, or $2.00. The exercise price of each type of option was equal to or greater than the fair market value of the option on the date of grant.

Perquisites and Other Personal Benefits

The Company provides Named Executive Officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain highly qualified employees for key positions.

Under the employment agreements with Mr. Schwartz and Mr. Cook, they are each entitled to receive: (i) use of the Company airplane for up to 20 hours per year, (ii) matching gifts aggregating $10,000 annually to nontaxable charitable organizations of their choice, (iii) a complete biannual medical examination at the Cooper Clinic in Dallas, Texas and associated travel expenses, (iv) tax, financial planning and legal services, not to exceed $7,500 and (v) a yearly car allowance of $4,602. Neither Mr. Schwartz nor Mr. Cook utilized personal use of the Company airplane that resulted in incremental cost to the Company during fiscal 2006.

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal year ended December 26, 2006. The Named Executive Officers are the Company’s principal executive officer and principal financial officer, and the three other most highly compensated executive officers ranked by their total compensation in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)(1)	(d)(2)	(e)(3)	(f)(4)	(g)(5)	(h)(6)	(i)(7)	(j)
O. Gene Bicknell Former Chairman (8)	2006	313,784	25,000	—	—	—	—	—	338,784

James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	2006	574,121	85,000	—	—	255,361	61,140	40,159	1,015,781

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	2006	386,429	75,000	—	—	170,638	43,243	30,296	705,606

D. Blayne Vaughn Senior Vice President – Operations, Northern Territory	2006	179,442	—	—	—	91,066	34,367	9,634	314,509

L. Bruce Sharp Vice President – Operations, Southern Territory	2006	162,846	—	—	—	95,121	22,505	9,551	290,023

Michael J. Woods Vice President – Information Technology and Chief Information Officer	2006	145,543	22,000	—	—	25,027	8,301	7,112	207,983

(1)

Amounts shown are the cumulative base salary earned by the Named Executive Officer throughout fiscal 2006. These amounts are not reduced by any deferral of compensation for those individuals participating in the Deferred Compensation and Retirement Plan. Pursuant to the employment agreement, discussed in the Compensation Discussion and Analysis, which was enacted on May 3, 2006, Mr. Schwartz and Mr. Cook received a $600,000 and $400,000 base salary, respectively for fiscal 2006. Annual merit increases to base salary were approved by the Company’s Board of Directors on March 14, 2007 and will be enacted beginning April 1, 2007. Base salary was increased to the following for each Named Executive Officer: Mr. Schwartz, $637,500; Mr. Cook, $425,000; Mr. Vaughn, $198,000; Mr. Sharp, $173,500; and Mr. Woods, $147,027.

(2)	Bonuses include discretionary payments to Mr. Bicknell, Mr. Schwartz, and Mr. Cook for the bonus program available to these Named Executive Officers. Additionally, a portion of the annual bonus program earned by Mr. Woods is made on a discretionary basis, which is determined by management. Amounts paid under the Company’s incentive plan are reported in Column (g) as “Non-Equity Incentive Plan Compensation.”
(3)	No stock awards were granted to any employee during fiscal 2006.
(4)	Options were granted to Mr. Schwartz and Mr. Cook as part of the Employment Agreement signed with these Named Executive Officers on May 3, 2006. The amounts shown above represent the compensation costs for financial reporting purposes under FAS 123R, Accounting and Disclosure of Stock Based Compensation, as revised, rather than any amount expected to be paid to or realized by the Named Executive Officer. Per the terms of the NPC Acquisition Holdings, LLC Management Option Plan, these options have certain vesting conditions that trigger a fair value or formula valuation, depending on the performance condition. The Company has determined that none of these performance conditions were to be considered probable as of the grant date and at the end of fiscal 2006; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.
(5)	Amounts represent incentive compensation earned by the Named Executive Officers based on specific performance criteria, which is described in further detail under ‘2006 Elements of Compensation’ Item 11. Compensation Discussion and Analysis, as follows: Mr. Schwartz, $150,000; Mr. Cook, $100,000; Mr. Vaughn, $57,869; Mr. Sharp, $64,994; and Mr. Woods, $6,000. In addition, amounts included above were contributions to the Company’s POWR Plan for each executive as follows: Mr. Schwartz, $105,361; Mr. Cook, $70,638; Mr. Vaughn, $33,197; Mr. Sharp, $30,127; Mr. Woods, $19,027. Current year earnings on the POWR Plan are as follows: Mr. Schwartz, $46,400; Mr. Cook, $28,046; Mr. Vaughn, $15,747; Mr. Sharp, $14,388; and Mr. Woods, $6,415. POWR Plan earnings are not included in amounts reported in Column (g) as “Non-Equity Incentive Plan Compensation;” however, any above market earnings on balances in the POWR Plan are reported in Column (h) as “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”
(6)	Amounts represent above market earnings on compensation that is deferred outside of tax-qualified plans within the Company’s POWR Plan and the Deferred Compensation and Retirement Plan. These amounts were calculated as earnings on plan balances with returns exceeding 120% of the annual applicable federal rate, or 5.7%.
(7)	This amount represents (i) the Company contribution to the Deferred Compensation and Retirement Plan for all Named Executive Officers listed above as follows: Mr. Schwartz, $30,159; Mr. Cook, $20,296; Mr. Vaughn, $9,634; Mr. Sharp, $9,551; and Mr. Woods, $7,112; and, (ii) a matching gift contribution for $10,000 that was paid by NPC on the behalf of Mr. Schwartz and Mr. Cook for organizations qualifying under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended.

(8)

Mr. Bicknell served as the Chairman of the Board of Directors from January 1 through May 2, 2006. Mr. Bicknell resigned from this position in connection with the Transactions and terminated his employment with the Company at such point in time.

Grants of Plan-Based Awards

The following table provides information on future payouts under the non-equity incentive plan awards and stock options granted in 2006 to each of the Company’s Named Executive Officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)		Target ($)		Maximum ($)		Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)(4)		(k)(4)
O. Gene Bicknell Former Chairman	—	—		—		—		—	—	—	—	—			—

James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	5/3/2006 5/3/2006 5/3/2006 5/3/2006	150,000 — — —	(1) (2)	300,000 79,733 — —	(1) (2)	450,000 105,361 — —	(1) (2)	— — — —	— — — —	— — — —	— — — —	— — 2,039,000 2,659,000		$ $	— — 1.00 2.00

Troy D. Cook Executive Vice President –Finance and Chief Financial Officer	5/3/2006 5/3/2006 5/3/2006 5/3/2006	100,000 — — —	(1) (2)	200,000 53,456 — —	(1) (2)	300,000 70,638 — —	(1) (2)	— — — —	— — — —	— — — —	— — — —	— — 1,359,000 1,773,000		$ $	— — 1.00 2.00

D. Blayne Vaughn
Senior Vice President – Operations, Northern Territory (3)	5/3/2006 —	— —	(2)	25,122 —	(2)	33,197 —	(2)	— —	— —	— —	— —	— —	(5)		— —	(5)

L. Bruce Sharp Vice President – Operations, Southern Territory (3)	5/3/2006 —	— —	(2)	22,798 —	(2)	30,127 —	(2)	— —	— —	— —	— —	— —	(5)		— —	(5)

Michael J. Wood Vice President – Information Technology and Chief Information Officer (3)	5/3/2006 —	— —	(2)	12,685 —	(2)	19,027 —	(2)	— —	— —	— —	— —	— —	(5)		— —	(5)

(1)

Amounts represent incentive compensation, which is defined by the respective Employment Agreements signed by Mr. Schwartz and Mr. Cook on May 3, 2006, which equals a specified percentage for the threshold, target and maximum payout as 25%, 50% and 75% of base salary with a corresponding achievement of 95%, 100%, or 105% or more of the EBITDA target, respectively, that is approved by the Board of Directors on an annual basis. This payout is based on performance achieved during fiscal 2006. Based on fiscal 2006 results, Mr. Schwartz and Mr. Cook earned the threshold incentive award, which has been included within Column (g), “Non-Equity Incentive Plan Compensation,” in the Summary Compensation Table. This incentive compensation will be paid in fiscal 2007.

(2)

Amounts represent POWR Plan contributions, which equals a specified percentage for the threshold, target, and maximum payout as 0%, 9%, and 13.5% with a specified achievement of the POWR Plan EBITDA target. An additional contribution of 5% is made on behalf of executives with more than 10 years of tenure if the target or maximum incentive level is met. The above amounts do not include potential “Gain-Sharing Pool” contributions, which are further described in “2006 Elements of Compensation” in the Compensation Discussion and Analysis, due to the ineligibility to receive such contributions based on fiscal 2006 actual EBITDA results. Based on fiscal 2006 results, all executives received contributions for the maximum award, which has been included within column (g), “Non-Equity Incentive Plan Compensation,” in the Summary Compensation Table. Current year contributions are also included in column (c), “Registrant Contributions in Last Fiscal Year” on the Non-Qualified Deferred Compensation table. The POWR Plan contribution will be made to the plan in fiscal 2007. These contributions are subject to certain vesting requirements, which are detailed in “2006 Elements of Compensation” in the Compensation Discussion and Analysis.

(3)

Mr. Vaughn, Mr. Sharp and Mr. Woods earned incentive compensation for performance achieved during fiscal 2006; however, the programs designed for these Named Executive Officers does not include a range of payout, as defined in the above table. Additionally, the Company makes quarterly payments for estimated earnings of incentive compensation for these executives based on forecasted results monitored throughout the fiscal year. Therefore, future payouts for these executives represent incentive and bonus compensation earned with respect to fourth quarter results, in addition to the profit plan earnings for Mr. Vaughn and Mr. Sharp, and will be paid during fiscal 2007 as follows: Mr. Vaughn, $16,808; Mr. Sharp, $20,311; and Mr. Woods, $15,000.

(4)

Options were granted to Mr. Schwartz and Mr. Cook as part of their Employment Agreement signed on May 3, 2006. Per the terms of the NPC Acquisition Holdings, LLC Management Option Plan, these options have certain vesting conditions that trigger specific valuations of the options depending on the performance condition. The Company has determined that none of these performance conditions were to be considered probable as of the grant date and at the end of fiscal 2006; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

(5)

Options were granted to the remaining Named Executive Officers on January 24, 2007 as follows: Mr. Vaughn, 271,794 units with an exercise price of $1.00 and 665,423 units with an exercise price of $2.00; Mr. Sharp, 271,794 units with an exercise price of $1.00 and 665,423 units with an exercise price of $2.00; and, Mr. Woods, 199,316 units with an exercise price of $1.00 and 487,977 units with an exercise price of $2.00. These grants are not shown in the table because the grants were made after our fiscal year-end.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of exercisable and unexercisable options granted and held by the Company’s Named Executive Officers as of December 26, 2006.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
(a)	(b)		(c)		(d)	(e)		(f)
O. Gene Bicknell Former Chairman	—		—		—		—	—

James K. Schwartz
President, Chief Executive Officer and Chief Operating Officer	975,000 —	(1)	1,064,000 2,659,000	(2) (3)	— —	$ $	1.00 2.00	5/3/2016 5/3/2016

Troy D. Cook
Executive Vice President – Finance and Chief Financial Officer	650,000 —	(1)	709,000 1,773,000	(2) (3)	— —	$ $	1.00 2.00	5/3/2016 5/3/2016
D. Blayne Vaughn Senior Vice President – Operations, Northern Territory (4)	—		—		—		—	—

L. Bruce Sharp Vice President – Operations, Southern Territory (4)	—		—		—		—	—

Michael J. Woods Vice President – Information Technology and Chief Information Officer (4)	—		—		—		—	—

(1)

Options granted on May 3, 2006, in connection with the Transactions, that have a service period that allows for immediate vest and expire on the date shown in Column (f), which is ten years from the date of grant. These options were a matching incentive for the purchase of membership interests in the Company at the time of the Transactions, which is described further in the ‘2006 Elements of Compensation’ of Item 11. Compensation Discussion and Analysis.

(2)

Options granted on May 3, 2006, in connection with the Transactions, that have a service period that vests ratably over a period of five years, but allow for accelerated vesting in the event of a change in control. These options expire on the date shown in Column (f), which is ten years from the date of grant.

(3)	Options granted on May 3, 2006, in connection with the Transactions, that vest only upon a change in control of the entity.
(4)

Options were granted to these Named Executive Officers on January 24, 2007. Options with features identical to (2) above are as follows: Mr. Vaughn, 271,794 units; Mr. Sharp, 271,794 units; and, Mr. Woods, 199,316 units with an exercise price of $1.00. Options vesting only upon a change in control were issued as follows: Mr. Vaughn, 665,423 units; Mr. Sharp, 665,423 units; and, Mr. Woods, 487,977 units with an exercise price of $2.00.

In addition to the service period vesting footnoted above, each option has a mandatory call provision, which result in a fair value or formula valuation depending on the performance condition, which is defined in the NPC Holdings, LLC Management Option Plan. These performance conditions have been determined by management not to be probable at the date of grant or at the end of fiscal 2006; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

No options have been exercised by any named officer as of December 26, 2006.

Nonqualified Deferred Compensation

The following table shows the executive contributions, earnings and account balances for the Deferred Compensation and Retirement Plan and the POWR Plan for all Named Executive Officers as of December 26, 2006.

Name	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at Last Fiscal Year End ($)
(a)	(b)		(c)		(d)		(e)		(f)
O. Gene Bicknell Former Chairman	—		—		—		—		—

James K. Schwartz
President, Chief Executive Officer and Chief Operating Officer	81,319 — —	(1)	30,159 105,361 —	(1) (4)	65,001 46,400 —	(2) (2)	976,477 — 10,000,000	(3) (5)	51,842 677,941 —	(1) (4)

Troy D. Cook
Executive Vice President – Finance and Chief Financial Officer	62,739 — —	(1)	20,296 70,638 —	(1) (4)	50,268 28,046 —	(2) (2)	809,499 — 7,000,000	(3) (5)	39,991 416,734 —	(1) (4)

D. Blayne Vaughn
Senior Vice President – Operations, Northern Territory	36,296 —	(1)	9,634 33,197	(1) (4)	44,088 15,747	(2) (2)	— —		315,348 227,518	(1) (4)

L. Bruce Sharp
Vice President – Operations, Southern Territory	35,222 —	(1)	9,551 30,127	(1) (4)	30,824 14,388	(2) (2)	— —		275,120 207,673	(1) (4)

Michael J. Woods
Vice President – Information Technology and Chief Information Officer	20,981 —	(1)	7,112 19,027	(1) (4)	11,136 6,415	(2) (2)	— —		110,160 98,194	(1) (4)

(1)

Amounts represent activity for participation in the Deferred Compensation and Retirement Plan. The Company will match up to 4% of base salary, bonus, and cash incentive compensation (excluding contributions to the POWR Plan) contributed by the participant to the plan. Company contributions shown in Column (c) are also included in Column (i) as “All Other Compensation” on the Summary Compensation Table. There are no limits to the amount of contributions individuals are eligible to contribute to the plan.

(2)

Earnings on the Deferred Compensation and Retirement Plan and the POWR Plan that are considered to be above market earnings, which is defined by Item 402(c)(2)(viii)(B) if the rate of interest exceeds 120% of the applicable federal long-term rate, are included in Column (h) as a “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table. Earnings on the POWR Plan are included in footnote 5 of the Summary Compensation Table.

(3)

When participants elect to defer amounts into the Deferred Compensation and Retirement Plan, they also select when the amounts ultimately will be distributed to them. Distributions may either be made at the time of termination of employment, at a specified time period that exceeds two years after the initial year of deferral, or upon a change in control of the entity. Due to the Transactions occurring on May 3, 2006, Mr. Schwartz and Mr. Cook received a distribution of all amounts held within the plan based on their prior election to receive distributions upon a change in control. The remaining Named Executive Officers did not make such an election; therefore, all contributions made to this plan prior to the Transactions for these individuals remained within the plan throughout fiscal 2006.

(4)

Amounts represent the contribution to the POWR Plan for fiscal 2006 on each Named Executive Officer’s behalf. Contributions made by the Company are based on the achievement of established EBITDA targets, which are approved by the Board of Directors on an annual basis. Notwithstanding an executive’s number of years of employment with us, amounts contributed to this plan vest over a four-year period, 25% in the year of contribution and ratably thereafter over the next three years. The following table details current year vesting and aggregate vested balances from prior years for each Named Executive Officer:

	FY 2006 Vested Contributions	Aggregate Vested Balances
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	$110,850	$367,882

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	75,349	246,768

D. Blayne Vaughn Senior Vice President – Operations, Northern Territory	37,286	170,952

L. Bruce Sharp Vice President – Operations, Southern Territory	34,032	156,139

Michael J. Woods Vice President – Information Technology and Chief Information Officer	24,549	53,096

(5)

Amounts represent the payment of amounts earned by Mr. Schwartz and Mr. Cook as a result of the termination of the Executive Deferred Compensation Plan as required by the Transactions. Prior to May 3, 2006, earnings under this plan were accrued as follows: Mr. Schwartz, $3,016,666; Mr. Cook, $2,111,667 of which $1,500,000 and $1,050,000 were vested, respectively. Based on the provisions of the plan, the unvested portion was subject to accelerated vesting as a result of the Transactions, and the plan balance was paid in full and terminated as of May 3, 2006 as follows: Mr. Schwartz, $10,000,000; Mr. Cook, $7,000,000;

Employment Agreements and Potential Post Employment Matters

On May 3, 2006, we entered into employment agreements with Mr. Schwartz to serve as our President, Chief Executive Officer and Chief Operating Officer and Mr. Cook to serve as our Executive Vice President – Finance and Chief Financial Officer, both for a period of two years. These employment agreements are further described within the Compensation Discussion and Analysis and footnote 1 to the Summary Compensation Table. Under the terms of this agreement, Mr. Schwartz and Mr. Cook are entitled to certain post-employment payments, which are determined based on the terms of the termination with the Company, which are detailed as follows:

Reason for termination	Payment Obligations to the Employee
Termination without cause	• Unpaid compensation at the date of termination
• Two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination
• Unpaid accrued vacation earned and not taken through the date of termination
• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with good reason (1)	• Unpaid compensation at the date of termination

• Two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

• Unpaid accrued vacation earned and not taken through the date of termination

• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Voluntary termination	• Unpaid base salary through the end of the month in which termination occurs

• Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

• Unpaid accrued vacation earned and not taken through the date of termination

• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with cause	• Unpaid base salary through the date of termination

• Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

• Unpaid accrued vacation earned and not taken through the date of termination

• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Death	• Unpaid base salary through the month in which death occurs

• Unpaid bonus compensation for any fiscal year which has ended as of the date of death

• The Pro Rata Bonus amount for the fiscal year in which the date of death occurs

• Unpaid accrued vacation earned and not taken through the date of death

Disability	• Unpaid base salary through the month in which such termination occurs

• Unpaid bonus compensation for any fiscal year which has ended as of the date of termination

• The Pro Rata Bonus amount for the fiscal year in which the date of termination occurs

• Unpaid accrued vacation earned and not taken through the date of termination

(1)    Termination with good reason is defined in the respective employment agreements for Mr. Schwartz and Mr. Cook as (i) employee duties assigned that are inconsistent with duties held by each of these executive members as of the date of the Transactions, (ii) the relocation of the principal place of employment more than 35 miles from the current principal place of employment, and (iii) a significant reduction in the employee’s annual bonus opportunity.

In addition to the above payments, per the terms of the NPC Acquisition Holdings LLC Agreement, the 1,950,00 and 1,300,000 units of membership interests held by Mr. Schwartz and Mr. Cook, respectively have a mandatory call provision that will require repurchase of their outstanding units at the date of termination. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be required to provide a distribution to NPC Holdings in the event of a member’s resignation from the Company. The payout of these interests vary based on the terms of the executives’ termination with the Company, and will result in either a fair value or formula valuation, which is defined within the NPC Acquisition Holdings LLC Agreement.

There are no post employment payment obligations to the remaining Named Executive Officers.

The tables below estimate amounts payable upon a separation as if the individuals were separated on December 26, 2006.

James K. Schwartz, our President, Chief Executive Officer and Chief Operating Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/26/06 (1)	11,538		11,538		11,538		11,538		11,538		11,538
Stock Options (2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/26/06 (3)	150,000		150,000		150,000		150,000		150,000		150,000

Benefits and Perquisites:
Severance Payments (4)	1,500,000		1,500,000		—		—		—		—
Retirement Plans (5)	419,724		419,724		419,724		419,724		419,724		419,724
Membership Interests (6)	1,950,000	(c)	1,950,000	(c)	1,512,085	(d)	1,512,085	(d)	1,950,000	(c)	1,950,000	(c)
Accrued Vacation at 12/26/06	46,154		46,154		46,154		46,154		46,154		46,154

(1)	Amounts are salary earned and unpaid at year-end due to the timing of payroll, which is paid on a one-week lag. Amounts were included in Column (c) as “Salary” on the Summary Compensation Table.
(2)

Options were priced using the formula calculation defined within the NPC Acquisition Holdings LLC Management Option Plan further described below, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors. This pricing assumes a mandatory call of units for all options that were vested as of December 26, 2006. Due to the valuation, all vested options were calculated as out-of-the money options at the end of fiscal 2006; therefore, a zero value is shown in the table above for each of the vested options.

(a)

Upon the occurrence of these events, all of the options to purchase membership interests in Holdings are repurchased for aggregate consideration equal to the products of the number of units subject to all option being repurchase times the deemed purchase price unit. The deemed purchase price per unit is equal to the higher of $1.00 or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all units which is equal to (A) the product of (i) six, times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular unit which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding units and the number of units underlying options granted under the Option Plan.

(b)

Upon the occurrence of these events, all of the options to purchase membership interests in Holdings are repurchased for aggregate consideration equal to the product of the number of units subject to all options being repurchased times the deemed purchase price per unit. The deemed purchase price per unit is equal to the lower of $1.00 per unit or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(3)

Amounts are incentive compensation earned and unpaid at year-end. Amounts were included in Column (g) as “Non-Equity Incentive Plan Compensation” on the Summary Compensation Table, and were shown as an expected future payout in the Grants of Plan-Based Awards Table.

(4)	Amount is the severance payment, to which Mr. Schwartz would be entitled based on the terms of Mr. Schwartz’s employment agreement, signed on May 3, 2006.

(5)

Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and the Company’s POWR Plan as of December 26, 2006. Amounts were included in the Nonqualified Deferred Compensation Table.

(6)

Membership interests of 1,950,000 units, with an original purchase price of $1.00, held by Mr. Schwartz were priced using the formula calculation defined within the NPC Acquisition Holdings LLC Agreement, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors.

(c)

Upon the occurrence of these events, all of the membership interests in Holdings are repurchased at a price per unit equal to the greater of the original purchase price for the applicable unit or a formula purchase price in each case determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(d)

Upon the occurrence of these events, all of the membership interest in Holdings are repurchased at a price per unit equal to the lower of the original purchase price for the applicable unit or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

Troy D. Cook, our Executive Vice President – Finance and Chief Financial Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/26/06 (1)	7,692		7,692		7,692		7,692		7,692		7,692
Stock Options (2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Bonus at 12/26/06 (3)	100,000		100,000		100,000		100,000		100,000		100,000

Benefits and Perquisites:
Severance Payments (4)	1,000,000		1,000,000		—		—		—		—
Retirement Plans (5)	286,759		286,759		286,759		286,759		286,759		286,759
Membership Interests (6)	1,300,000	(c)	1,300,000	(c)	1,008,056	(d)	1,008,056	(d)	1,300,000	(c)	1,300,000	(c)
Accrued Vacation at 12/26/06	30,769		30,769		30,769		30,769		30,769		30,769

(1)	Amounts are salary earned and unpaid at year-end due to the timing of payroll, which is paid on a one-week lag. Amounts were included in Column (c) as “Salary” on the Summary Compensation Table.
(2)

Options were priced using the formula calculation defined within the NPC Acquisition Holdings Management Option Plan further described below, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors. This pricing assumes a mandatory call of units for all options that were vested as of December 26, 2006. Due to the valuation, all vested options were calculated as out-of-the money options at the end of fiscal 2006; therefore, a zero value is shown in the table above for each of the vested options.

(a)

Upon the occurrence of these events, all of the options to purchase membership interests in Holdings are repurchased for aggregate consideration equal to the products of the number of units subject to all option being repurchase times the deemed purchase price unit. The deemed purchase price per unit is equal to the higher of $1.00 or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all units which is equal to (A) the product of (i) six, times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular unit which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding units and the number of units underlying options granted under the Option Plan.

(b)

Upon the occurrence of these events, all of the options to purchase membership interests in Holdings are repurchased for aggregate consideration equal to the product of the number of units subject to all options being repurchased times the deemed purchase price per unit. The deemed purchase price per unit is equal to the lower of $1.00 per unit or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(3)

Amounts are incentive compensation earned and unpaid at year-end. Amounts were included in Column (g) as “Non-Equity Incentive Plan Compensation” on the Summary Compensation Table, and were shown as an expected future payout in the Grants of Plan-Based Awards Table.

(4)	Amount is the severance payment, to which Mr. Cook would be entitled based on the terms of Mr. Cook’s employment agreement, signed on May 3, 2006.
(5)

Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and the Company’s POWR Plan as of December 26, 2006. Amounts were included in the Nonqualified Deferred Compensation Table.

(6)

Membership interests of 1,300,000 units, with an original purchase price of $1.00, held by Mr. Cook were priced using the formula calculation defined within the NPC Acquisition Holdings LLC Agreement, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors.

(c)

Upon the occurrence of these events, all of the membership interests in Holdings are repurchased at a price per unit equal to the greater of the original purchase price for the applicable unit or a formula purchase price in each case determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(d)

Upon the occurrence of these events, all of the membership interest in Holdings are repurchased at a price per unit equal to the lower of the original purchase price for the applicable unit or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

Director Compensation Table

The following table summarizes the annual cash compensation earned by the Company’s non-employee directors during 2006.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles W. Peffer Audit Committee Chairman	2006	13,292	—	—	(1)	—	—	—	13,292

Brandon K. Barnholt	2006	10,792	—	—	(1)	—	—	—	10,792

(1)

No option awards were granted to these directors as of December 26, 2006. Due to the purchase of membership interests in the Company by these directors during the fourth quarter of fiscal 2006, the Company was obligated to issue options for Mr. Peffer of 50,000 options and Mr. Barnholt of 25,000 options. These options were subsequently issued on January 24, 2007. However, these options are substantially identical to those options issued to management, which include vesting conditions that trigger a fair value or formula valuation depending on the performance condition, as described in the NPC Acquisition Holdings, LLC Management Option Plan. The Company has determined that none of these performance conditions were to be considered probable as of the grant date and at the end of fiscal 2006; therefore, no value has been attributed to these options as of December 26, 2006. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

The annual retainer paid to external directors is $15,000, with an additional annual retainer of $2,500 paid to the Audit Committee Chairman.

No compensation was paid for service to Mr. Christopher Birosak, Mr. Robert End, and Ms. Cassey Plantada, which represent MLGPE on our Board of Directors.

Compensation Committee Report

The Compensation Committee of our Board of Director has reviewed and discussed with management the Compensation Discussion and Analysis set forth above which is required by Item 402(b) of Regulation S-K. Based on such review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

/s/ Christopher J. Birosak
Christopher J. Birosak
Chairman

/s/ Brandon K. Barnholt
Brandon K. Barnholt

/s/ Robert F. End
Robert F. End

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information as of December 26, 2006 with respect to beneficial ownership of the membership interests of NPC International, Inc. by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of NPC International, Inc., (ii) each of our named executive officers , and (iii) each of the members of our Board of Directors. Unless otherwise indicated in a footnote, the business address of each person is our corporate address (amounts in thousands, except percentage data).

Beneficial Owner-NPC International, Inc.	Common Stock units	Percentage of ownership
NPC Acquisition Holdings, LLC	1,000	100.0%

Beneficial Owner-NPC Acquisition Holdings, LLC	Membership interests	Percentage of interests
ML Global Private Equity Fund, L.P.	118,040	72.3%
Merrill Lynch Ventures, LLC	40,000	24.5%
ML NPC International Co-Invest, L.P.	1,960	1.2%
James K. Schwartz	2,925	1.8%
Troy D. Cook	1,950	1.2%
Charles F. Peffer (2)	50	—%
Brandon K. Barnholt (2)	25	—%
All managers and executive officers as a group (4 persons) (1)	4,950	3.0%

(1)

The stock incentive plan, described within this document, pursuant to which NPC Acquisition Holdings, LLC may from time to time issue and/or grant options to certain members of the Senior Management of NPC International, Inc. to acquire membership interests in Holdings up to a total of 8.0% of the fully-diluted equity interests in Holdings. The above table has been prepared including any options that are exercisable within 60 days from the period of presentation; however, there are options outstanding under the option program that have not vested or will not become exercisable within the near term, or 60 days, as of December 26, 2006.
(2)	Percentage of interest for each of these individuals is less than 1.0%.

Item 13. Certain Relationships and Related Transactions

On September 6, 2006, NPC Holdings entered into subscription and adherence agreements with Mr. Charles W. Peffer and Mr. Brandon K. Barnholt, directors of NPC. Pursuant to these agreements, Mr. Peffer contributed $50,000 and Mr. Barnholt contributed $25,000 to Holdings in exchange for common memberships interests in Holdings. In connection with the purchase of membership interests, the Company is obligated to issue an equal amount of time vesting options, which were subsequently issued during January 2007. These options will be accounted for under the terms and conditions of options issued under the new stock incentive plan.

Merrill Lynch, Pierce, Fenner & Smith, or “MLPFS.” an affiliate of MLGPE, acted as an initial purchaser in connection with the issuance of the old notes. Offering discounts and commissions received by MLPFS were $2.0 million. We also reimbursed for certain expenses incurred by the initial purchasers, MLPFS, JPMorgan Securities, Inc., or “JPM” and Banc of America Securities LLC.

MLPFS, an affiliate of MLGPE, acted as syndication agent, joint lead arranger and joint bookrunner in connection with our senior secured credit facility. We paid an affiliate of MLPFS a fee of $2.4 million in connection with these services and reimbursed for certain expenses incurred by the joint lead arrangers and joint bookrunners, MLPFS and JPM. MLPFS is also a participant in our senior secured credit facility and enjoys the same terms and conditions as the other participating lenders.

On June 6, 2006, we entered into an amortizing floating-to-fixed swap agreement expiring December 31, 2010, on an initial notional amount of $140.0 million. Merrill Lynch Capital Services, Inc., an affiliate of MLGPE, was the counter-party on $70.0 million of the total notional amount, and JPMorgan Chase Bank, N.A. was the counter-party on the residual $70.0 million. Under this swap, we will pay both counter-parties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on our $300.0 million term loan facility under our senior secured credit facility. As of December 26, 2006, we have recognized $1.2 million ($0.7 million after tax) of other comprehensive income related to the fair market value of these interest rate swaps.

On June 21, 2006, we loaned $0.3 million to NPC Holdings, our parent, to enable NPC Holdings to make certain adjustment payments to our previous stockholders under the stock purchase agreement for the acquisition. The loan matures on June 21, 2014, and bears interest at a rate of 8.0% per annum, compounded semi-annually and payable at maturity. The loan may be prepaid at any time without penalty. In August, 2006, NPC Holdings prepaid $0.1 million of the loan.

Upon completion of the Transactions, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Pursuant to the advisory agreement, MLGPE was paid $3.0 million at the closing for the financial, investment banking, management advisory and other services performed in connection with the Transactions and reimbursed $0.9 million for certain expenses incurred in rendering those services. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company has paid $0.7 million to MLGPE for the pro-rata portion of this fee for the current fiscal year ended December 26, 2006, which is being amortized ratably to expense.

Concurrently with the closing of the Acquisition, we acquired the 75% membership interest in Hawk-Eye Pizza, LLC, or “Hawk-Eye,” that we did not already own from a limited liability company indirectly wholly owned by Messrs. Schwartz and Cook other than a membership interest in Hawk-Eye with a fair market value of $3.9 million, which Messrs. Schwartz and Cook retained. Following the acquisition of those Hawkeye interests, we acquired an additional membership interest in Hawk-Eye directly from Mr. Cook in exchange for a cash payment of $0.6 million, which reduced the overall retained membership interest of Messrs. Schwartz and Cook in Hawkeye to $3.3 million. Mr. Schwartz and Mr. Cook made an equity investment in Holdings in connection with the Acquisition by each exchanging their remaining membership interests in Hawk-Eye for membership interests in Holdings with an equivalent fair market value.

The Charter of the Audit Committee directs the Audit Committee as follows. The Committee shall review with management and the independent auditor any material financial or other arrangements of the Company which are with related parties or any other transactions or courses of dealing with third parties that appear to involve terms or other aspects that differ from those that would likely be negotiated with independent parties, and which arrangements or transactions are relevant to an understanding of the Company’s financial statements. The Committee shall consult with counsel if, in the opinion of the Committee, any matter under consideration by the Committee has the potential for any conflict between the interests of the Company and any of its subsidiaries in order to ensure that appropriate procedures are established for addressing any such potential conflict and for ensuring compliance with all applicable laws.

All of the Company’s directors, except Mr. Schwartz, and each of the Audit Committee and Compensation Committee members, qualify as independent directors under the listing standards of the Nasdaq Global Market.

Item 14. Principal Accounting Fees and Services

Deloitte & Touche LLP, an independent registered public accounting firm, served as our auditors for the fiscal year ended December 26, 2006, (amounts in thousands).

Type of Service	Fiscal Year Ended 2006
Audit fees	$473
Audit-related fees	60
Tax fees	—
All other fees	—

Total	$533

We did not include fees for 2005 as we were privately held under different ownership, and employed a different independent registered public accounting firm.

Audit Fees

Audit fees relate to the audit of our consolidated financial statements and regulatory filings, and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees in fiscal 2006 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

The audit committee shall engage the independent auditors as directed by Merrill Lynch’s audit committee for as long as the Company is a subsidiary of Merrill Lynch; otherwise, has the sole authority and direct responsibility to select, hire, evaluate, and where appropriate, replace the independent auditor.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.3*	Distribution Agreement, dated as of January 5, 2004, between McLane Foodservice, Inc. and NPC International, Inc.

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.5*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz

10.6*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13

Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999)

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007, filed January 25, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K is incorporated herein by reference

14.1***	Code of Business Conduct and Ethics

16.1*	Letter Regarding Change in Certifying Accountant

21.1**	List of subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 26, 2006

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 26, 2006

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act.

The registrant has not and will not provide an annual report for its last fiscal year to its security holders, other than this annual report on 10-K and has not and will not send to more than 10 of its security holders any proxy statement, form of proxy or other proxy soliciting material.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 23, 2007.

NPC INTERNATIONAL, INC.

By:	/s/ James K. Schwartz
Name:	James K. Schwartz
Title:	President, Chief Executive Officer
and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 23, 2007.

/s/ James K. Schwartz	Chairman of the Board of Directors, President, Chief Executive Officer
James K. Schwartz	and Chief Operating Officer

/s/ Troy D. Cook	Executive Vice President—Finance, Chief Financial Officer,
Troy D. Cook	Secretary and Treasurer

/s/ Susan G. Dechant	Vice President—Administration and Chief Accounting Officer
Susan G. Dechant	(Principal Accounting Officer)

/s/ Brandon K. Barnholt	Director
Brandon K. Barnholt

/s/ Christopher J. Birosak	Director
Christopher J. Birosak

/s/ Cassey L. Plantada	Director
Cassey L. Plantada

/s/ Robert F. End	Director
Robert F. End

/s/ Charles W. Peffer	Director
Charles W. Peffer