Form 10-Q
period 2007-03-27
NPC INTERNATIONAL INC
filed 2007-05-11
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-13007

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

There is no market for the Registrant’s equity. As of May 11, 2007, there were 1,000 units of common stock outstanding.

INTRODUCTION

On May 3, 2006, all of our outstanding stock was acquired by NPC Acquisition Holdings, LLC (“Holdings”), a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates (“the Acquisition”). In connection with the acquisition, we issued $175.0 million principal amount of notes and entered into a $375.0 million Senior Credit Facility. The $375.0 million Senior Credit Facility consists of a $300.0 million term loan due 2013 and a $75.0 million revolving credit facility due 2012. All of these transactions, as further described herein, are collectively referred to in this report as the “Transactions.”

New Basis of Accounting. As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect: (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, and (5) adjustments to deferred tax balances due to the purchase accounting adjustments. The primary impact to the post-transactions income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods.

Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period prior to the May 2, 2006 consummation of the Transactions (“Predecessor”), and (2) the period beginning May 3, 2006 and after utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 27, 2007	December 26, 2006
Assets
Current assets:
Cash and cash equivalents	$8,429	$9,289
Accounts receivable	2,371	3,619
Inventories	4,764	4,291
Prepaid expenses and other current assets	5,360	5,491
Assets held for sale	1,229	320
Deferred income taxes	1,959	1,935

Total current assets	24,112	24,945

Facilities and equipment	170,289	162,938
Less accumulated depreciation	(29,446)	(21,129)

Net facilities and equipment	140,843	141,809
Franchise rights, less accumulated amortization of $8,350 and $5,895, respectively	436,564	421,140
Goodwill	195,944	185,187
Other assets, net	31,475	32,621

Total assets	$828,938	$805,702

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,895	$10,562
Payroll and sales taxes	5,719	5,632
Accrued interest	10,405	6,293
Accrued payroll	12,125	9,053
Income taxes payable	1,038	4,741
Other accrued liabilities	13,919	13,534
Current portion of insurance reserves	7,250	6,594
Current portion of long-term debt	1,263	—

Total current liabilities	71,614	56,409

Long-term debt	431,637	431,700
Other deferred items	29,060	20,568
Insurance reserves	9,000	9,000
Deferred income taxes	124,094	126,542

Total long-term liabilities	593,791	587,810

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of March 27, 2007 and December 26, 2006)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(718)	(719)
Retained earnings (deficit)	926	(1,123)

Total stockholders’ equity	163,533	161,483

Total liabilities and stockholders’ equity	$828,938	$805,702

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands)

	13 Weeks Ended March 27, 2007	Predecessor
		13 Weeks Ended March 28, 2006
Sales:
Net product sales	$168,425	$158,517
Fees and other income	4,663	4,375

Total sales	173,088	162,892
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	44,978	40,959
Direct labor	47,862	44,029
Other restaurant operating expenses	54,491	48,778
General and administrative expenses	9,745	8,991
Corporate depreciation and amortization of intangibles	3,222	1,610
Net facility impairment charges	83	100
Net gain on disposition of assets	(341)	(157)

Total costs and expenses	160,040	144,310

Operating income	13,048	18,582
Other income (expense):
Interest expense	(9,375)	(3,057)
Miscellaneous	4	(113)

Income before income taxes	3,677	15,412
Income tax expense	1,267	—

Net income	$2,410	$15,412

Pro forma data (unaudited):
Historical income before income taxes		$15,412
Pro forma income tax expense		5,826

Pro forma net income		$9,586

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 26, 2006	1,000	$—	$163,325	$(1,123)	$(719)	$161,483
Cumulative impact of change in accounting for uncertainty in income taxes (Note 5)	—	—	—	(361)	—	(361)
Comprehensive income:
Net income	—	—	—	2,410	—	2,410
Net unrealized change in cash flow hedging derivatives	—	—	—	—	1	1

Total comprehensive income						2,411

Balance at March 27, 2007	1,000	$—	$163,325	$926	$(718)	$163,533

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	13 Weeks Ended March 27, 2007	Predecessor
		13 Weeks Ended March 28, 2006

Operating activities
Net income	$2,410	$15,412
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,768	7,521
Amortization of debt issuance costs	489	109
Net facility impairment charges	83	100
Deferred income taxes	—	—
Net gain on disposition of assets	(341)	(157)
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	1,342	745
Inventories	(133)	98
Prepaid expenses and other assets	(11)	1,006
Accounts payable	9,333	(1,511)
Payroll and sales taxes	87	206
Income taxes payable	(3,703)	—
Accrued interest	4,112	(500)
Accrued payroll	2,937	514
Other accrued liabilities	1,807	244
Other deferred items	(548)	(88)
Insurance reserves	656	447

Net cash provided by operating activities	30,288	24,146

Investing activities
Capital expenditures	(6,742)	(8,979)
Purchase of business assets, net of cash acquired	(27,200)	—
Proceeds from sale or disposition of assets	715	393

Net cash used in investing activities	(33,227)	(8,586)

Financing activities
Net change in revolving credit facility	1,200	(7,310)
Scheduled payments on term bank facilities	—	(1,250)
Prepayment on term bank facilities	—	(8,125)
Debt issue costs	(83)	—
Proceeds from sale-leaseback transactions, net	962	—
Distributions paid	—	(21)
Tax distributions paid	—	(804)

Net cash provided by (used in) financing activities	2,079	(17,510)

Net change in cash and cash equivalents	(860)	(1,950)
Beginning cash and cash equivalents	9,289	5,296

Ending cash and cash equivalents	$8,429	$3,346

Supplemental disclosures of cash flow information:
Net cash paid for interest	$4,774	$3,447
Net cash paid for taxes	$4,857	$—
Noncash pay down of notes receivable	$—	$3,060
Non-cash investing activities:
Accrued capital expenditures	$1,245	$2,326

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein.

The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The Company believes this information includes all adjustments, consisting of normal recurring accruals, necessary to fairly present the financial condition, statements of income and cash flows for the periods then ended.

Note 2 – Acquisitions

On March 3, 2006, the Company’s previous stockholders entered into a definitive Stock Purchase Agreement (“SPA”) with NPC Acquisition Holdings, LLC (“Holdings”), a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates pursuant to which Holdings acquired all of the issued and outstanding shares of NPC International, Inc. for $615.0 million less indebtedness as defined in the SPA. On May 3, 2006, all of the outstanding stock was acquired by Holdings for $615.0 million and the selling stockholders received net cash proceeds of $451.6 million. Under the terms of the SPA, the Company was required to extinguish all of its existing debt and as a result incurred a voluntary prepayment make-whole penalty of $10.4 million on the senior secured notes which were paid before close. The SPA also required the Company to acquire the 75% membership interest in Hawk-Eye Pizza, LLC (“Hawk-Eye”) that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest which management ultimately exchanged for membership interests in Holdings with an equivalent fair market value. The cost to acquire this net interest in Hawk-Eye was $19.5 million subsequent to which Hawk-Eye was merged with and into the Company. In connection with the acquisition, the Company issued $175.0 million principal amount of Senior Subordinated Notes and entered into a $375.0 million Senior Credit Facility. The $375.0 million Senior Credit Facility consists of a $300.0 million term loan due 2013 and a $75.0 million revolving credit facility due 2012 which was not drawn at close. The net proceeds from the Notes and Senior Credit Facility were advanced to a subsidiary of Holdings where these funds were combined with the $163.3 million contributed to Holdings by MLGPE and affiliates and used to pay the purchase price of the acquisition and to retire certain existing indebtedness subsequent to which such subsidiary was merged with and into the Company. All of these transactions, as further described herein, are collectively referred to in this report as the “Transactions.”

As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. These estimates of fair market value are preliminary and are therefore subject to further refinement. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect; (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, and (5) adjustments to deferred tax balances due to the purchase accounting adjustments. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the preliminary estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. Accordingly, these amounts are estimates and could ultimately differ materially from the amounts reflected in these statements. The Transactions resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods. Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period prior to the May 2, 2006, the day preceding consummation of the Transactions (“Predecessor”), and (2) the period beginning May 3, 2006 and after utilizing the new basis of accounting (“Successor”).

As a result of the consummation of the Transactions, the consolidated financial statements for the period after May 2, 2006, are presented on a different basis than that for the periods before May 3, 2006, as a result of the application of purchase accounting as of May 3, 2006, and therefore are not comparable.

The unaudited pro forma results of operations provided below for the thirteen weeks ended March 28, 2006, are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Notes and the Senior Credit Facility and other acquisition related adjustments in connection with the Transactions. Further, as of May 3, 2006, the Company became a C Corporation. No income tax provisions were recorded in periods presented prior to May 3, 2006; therefore, a pro forma tax provision has been calculated at 35% and is included in the below pro forma results. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	13 Weeks Ended
	March 27, 2007	Proforma March 28, 2006
Total sales	$173,088	$162,892
Income before income taxes	3,677	3,312
Net income	$2,410	$2,153

On March 13, 2007, the Company acquired 59 Pizza Hut units from a Pizza Hut franchisee. The transaction was funded by approximately $16.0 million of available cash and borrowings on the Company’s $75.0 million revolving credit facility. The purchase price was $27.2 million (including capitalized acquisition costs of $0.1 million), of which $17.9 million was recorded as franchise rights. This acquisition was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in the consolidated financial results. Forty of these stores are located throughout Idaho, four in eastern Oregon and fifteen in Washington. Forty-four of these locations are leased from the sellers on certain agreed upon terms and fifteen locations are leased from unrelated parties. These additional units are expected to increase annual rent expense by approximately $2.5 million. The proforma impact on the results of operations was immaterial.

Note 3 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance at December 26, 2006	$185,187
Goodwill from acquisition	6,572
Purchase accounting adjustment for impact of change in accounting for uncertainty in income taxes and other	4,185

Balance at March 27, 2007	$195,944

Amortizable other intangible assets consist of franchise rights, leasehold interests, contract rights and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization pursuant to Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” are summarized below (in thousands):

	March 27, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$444,914	$(8,350)	$436,564
Favorable leasehold interests	10,198	(766)	9,432
Contract rights	547	(334)	213
Non-compete	1,925	(353)	1,572

	$457,584	$(9,803)	$447,781

	December 26, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$427,035	$(5,895)	$421,140
Favorable leasehold interests	10,198	(597)	9,601
Contract rights	547	(243)	304
Non-compete	1,925	(257)	1,668

	$439,705	$(6,992)	$432,713

Note 4 – Senior Secured Credit Facility and Senior Subordinated Debt

The Company’s debt consisted of the following (in thousands):

	March 27, 2007	December 26, 2006
Senior Secured Credit Facility	$250,000	$250,000
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	7,900	6,700

	432,900	431,700
Less current portion	1,263	—

	$431,637	$431,700

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At March 27, 2007, the Company was in compliance with all of its debt covenants.

Note 5 – Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN48)– Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on December 27, 2006. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its gross uncertain tax positions from $1.8 million to $8.8 million. The adjustment to increase reserves was made with a charge to retained earnings of $0.4 million and an increase to goodwill for pre-acquisition exposures of $6.6 million. Additionally, a deferred tax asset was established for future tax benefits related to exposures for state taxes and interest of $2.4 million with an offsetting reduction primarily to goodwill. The liability for uncertain tax positions was $8.9 million as of March 27, 2007 and is considered long term and included in other deferred items in the consolidated balance sheet. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. Unrecognized tax benefits of $0.5 million would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of March 27, 2007 and December 27, 2006, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheet was $2.5 million and $2.4 million, respectively.

From January 1, 2003 through May 2, 2006 the Company was an S-Corporation for income tax purposes. The Company files income tax returns in the U.S. and various state jurisdictions. As of March 27, 2007 and December 27, 2006, we were subject to examination in the U.S. for the 2003-2006 tax years. The Company is also subject to examination in various state jurisdictions for the 2000-2006 tax years, none of which were individually material.

Note 6 – Commitments and Contractual Obligations

From time to time, the Company is involved in litigation, most of which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s consolidated financial statements.

Note 7 – Share Based Employee Compensation

In May 2006, Holdings agreed to establish a new stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests. This stock incentive plan is accounted for under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amended FASB Statement No. 95, “Statement of Cash Flows.”

Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date of the Transactions calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon resignation by the member. At March 27, 2007, there were 1.4 million shares available for future grants under the Plan.

The following options have been granted to certain members of management as of March 27, 2007 (in thousands):

Number of Options
Non-time vesting options	1,625
Time vesting options	3,279
Change of control options	7,937

Total options granted	12,841

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 26, 2006	7,830	$1.57
Granted	5,011	1.70
Exercised	—	—
Forfeited	—	—

Outstanding at March 27, 2007	12,841	$1.62	9.7

Exercisable at March 27, 2007	1,625	$1.00

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

As of March 27, 2007, no options had been exercised or forfeited by management. Based on the provisions of the Plan, management is assuming a 100% forfeiture rate for all options granted until such time a triggering event, as defined in the Plan, should become probable. As no triggering events have been deemed probable as of March 27, 2007, the Company has recorded no compensation expense for options granted.

Note 8 – Related-Party Transactions

MLGPE Advisory Agreement. Upon completion of the Transactions, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company has paid $1.0 million to MLGPE for this fee for 2007, which is being amortized ratably to expense.

Merrill Lynch & Company Investments Derivative Transaction. On June 6, 2006, the Company entered into an amortizing floating-to-fixed swap agreement expiring December 31, 2010, on an initial notional amount of $140.0 million (which had an unamortized balance of $125.0 million at March 27, 2007). Merrill Lynch Capital Services, Inc. (“MLCS”), was the counterparty on $70.0 million of the total notional amount, and JPMorgan Chase Base, N.A. (“JPMCB”), an unrelated party, was the counter-party on the residual $70.0 million. Under this swap, the Company will pay both counter-parties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million Term Loan B Notes under the Senior Secured Credit Facility. As of March 27, 2007, the Company has recognized $1.2 million ($0.7 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

Note 9 – New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in food, labor, fuel and other costs;

•	effectiveness of the United Foodservice Purchasing Co-op (UFPC) hedging program for cheese prices;

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the risks associated with the expansion of our business;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	and, various other factors beyond our control.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements. Further, the following discussion includes periods prior to the consummation of the Transactions (described below) which occurred during our fiscal year ended December 26, 2006 (“fiscal 2006”). Accordingly, unless otherwise stated, the discussion of such periods does not reflect the significant impact that the Transactions will have on us, including significantly increased leverage and liquidity requirements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our 2006 Form 10-K.

Overview

Who We Are. NPC International, Inc. (referred to herein as “NPC.” the “Company” or in the first person notations of “we,” “us” and “our”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States. We were founded in 1962 and, as of March 27, 2007, we operated 872 Pizza Hut units in 24 states with significant presence in the Midwest, South and Southeast. As of December 26, 2006, we comprised approximately 13% of the domestic Pizza Hut restaurant system and 17% of the domestic Pizza Hut franchised restaurant units, excluding licensed units.

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

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ended on the last Tuesday in December. Fiscal year 2007 contains 52 weeks; fiscal years 2006 and 2005 each contained 52 weeks.

New Basis of Accounting. As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect: (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, and (5) adjustments to deferred tax balances due to the purchase accounting adjustments. The primary impact to the post-transactions income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods.

Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period prior to the May 2, 2006 consummation of the Transactions (“Predecessor”), and (2) the period beginning May 3, 2006 and after utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

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

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Cheese and meat costs have historically represented approximately 32% and 13% of our cost of sales, respectively. These costs can fluctuate from year to year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Franchises, and take advantage of their hedging of cheese prices and procurement programs for cheese and meat to help reduce the price volatility of those commodities from period to period. As of March 27, 2007, approximately 35% of our cheese costs were hedged six to nine months in advance through a combination of derivatives purchased by the UFPC.

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

Trends and Uncertainties Affecting Our Business

We believe that as a franchisee of such a large number of Pizza Hut restaurants, our financial success is driven less by variable factors that affect regional restaurants and their markets, and more by trends affecting the food purchase industry – specifically the Quick Service Restaurants, or “QSR” industry. The following discussion describes certain key factors that may affect our future performance.

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

Commodity Prices

Commodity prices of foods such as meat, cheese and wheat, can vary. The prices of these commodities can change throughout the year due to changes in supply and demand. As of May 11, 2007, the cheese price has increased $0.295 per pound or 21.1% since the end of the first quarter of fiscal 2007. We cannot predict how long the market will remain at these unusually high levels; however based upon current market levels, we do expect that our cheese prices could be 8 to 10% higher than last year during our second fiscal quarter, including the benefit of our hedging program.

Labor Costs

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. Direct labor is highly dependent on state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage. Recently, there has been legislation passed to increase certain states’ minimum wage rates. We estimate the impact from these increases will result in incremental direct labor expense which we will attempt to mitigate through increased net pricing in these markets, productivity improvement in our restaurants and better overall wage management tactics. Further, there have been efforts made in the United States Congress to increase the federal minimum wage rate. If legislation increasing the federal minimum wage is passed and signed into law, it could significantly impact our labor costs and adversely impact our operating margins as we are uncertain that we could offset all of this increase through increased pricing and productivity improvements in our restaurants.

Inflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We are not always able to offset higher costs with price increases. Currently, certain states have adopted increased state minimum wage rates, which we estimate will increase our direct labor expense by approximately $1.4 million on during fiscal 2007. Additionally, there is significant activity in the United States Congress regarding a potential increase in the federal minimum wage rate. If legislation increasing the federal minimum wage is passed it could significantly impact our labor costs and adversely impact our operating margins as we are uncertain that we could offset all of this increase through increased pricing and productivity improvements in our restaurants.

While we do not believe our business is highly sensitive to inflation, there can be no assurance that a high rate of inflation would not have an adverse impact on our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2006 Annual Report on Form 10-K. There have been no significant changes with respect to these policies during the first three months of 2007, except for the treatment of uncertain tax positions.

Effective December 27, 2006, we began to measure and record tax contingency accruals in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). Under FIN 48, we will recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For additional information on the adoption of FIN 48, see note 5 in Part I, Item 1 of this report.

Recently Issued Accounting Statements and Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this adoption on our consolidated financial statements.

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

Results of Operations

As a result of the purchase accounting adjustments described in “New Basis of Accounting” above, the thirteen week predecessor period ended March 28, 2006 and the thirteen week period ended March 27, 2007 information presented in the following tables may not be comparable. The table below presents selected restaurant operating results as a percentage of net product sales for the thirteen week periods ended March 27, 2007 and March 28, 2006:

	13 Weeks Ending March 27, 2007	Predecessor
		13 Weeks Ended March 28, 2006
Net product sales	100.0%	100.0%
Direct restaurant costs and expenses:
Cost of sales	26.7%	25.8%
Direct labor	28.4%	27.8%
Other restaurant operating expenses	32.4%	30.8%

Activity with respect to unit count during the thirteen weeks ended March 27, 2007 is set forth in the table below:

Balance at December 26, 2006	816
Developed(1)	4
Acquired	59
Closed(1)	(7)

Balance at March 27, 2007	872

(1)	One unit was relocated and is included in both the developed and closed total above.

Thirteen Weeks Ended March 27, 2007 Compared to March 28, 2006

Net Product Sales. Net product sales for the thirteen weeks ended March 27, 2007 were not impacted by the purchase accounting adjustments and as compared to the thirteen weeks ended March 28, 2006, and were $168.4 million and $158.5 million, respectively, an increase of $9.9 million, or 6.2%, resulting largely from increased weighted average stores in operation due to acquisitions and development, with comparable store sales increasing 0.7% for the first quarter of 2007, rolling over last year’s first quarter same store sales increase of 2.1%.

Fees and Other Income. Fees and other income were not impacted by the purchase accounting adjustments and were $4.7 million for the thirteen weeks ended March 27, 2007, compared to $4.4 million for the thirteen weeks ended March 28, 2006, for an increase of 6.8%. The increase is primarily due to higher delivery fees attributable to increased full time equivalent units in addition to increased delivery transactions.

Cost of Sales. Cost of sales was not impacted by the purchase accounting adjustments and was $45.0 million for the thirteen weeks ended March 27, 2007, compared to $41.0 million for the thirteen weeks ended March 28, 2006, for an increase of $4.0 million or 9.8%. Cost of sales increased 0.9%, as a percentage of net product sales, to 26.7%, compared to 25.8% in the prior year, primarily due to increased discounting associated with certain promotions in the current year quarter and lower than last year mix of the higher margin Cheesy Bites Pizza product marketed in the first quarter of both years. This unfavorable variance was slightly offset by favorable meat and cheese prices for the quarter of 2.4% and 3.8%, respectively

Direct Labor. Direct labor costs were not impacted by the purchase accounting adjustments and for the thirteen weeks ended March 27, 2007 as compared to March 28, 2006 were $47.9 million and $44.0 million, respectively, an increase of $3.9 million, or 8.9%. Direct labor costs increased 0.6%, as a percentage of net product sales, to 28.4% compared to 27.8% in the prior year primarily due to higher wage rates (exacerbated by certain state minimum wage increases), which were not fully offset by productivity increases, due in part to increased traffic versus the prior year in the more labor intensive delivery segment and inefficiencies associated with the 59 store acquisition on March 13, 2007.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the thirteen weeks ended March 27, 2007 were $54.5 million and $48.8 million for the thirteen weeks ended March 28, 2006. Other operating expenses increased 1.6%, as a percentage of net product sales, to 32.4% compared to 30.8% of net product sales for the prior year. The successor period increased over the prior year largely due to higher depreciation and amortization resulting from higher carrying values of fixed assets due to the purchase accounting adjustments and increased rent expense related to the sale leaseback transaction which were partially offset by decreases in store-level bonuses due to lower restaurant operating profit than last year.

General and Administrative Expenses. General and administrative expenses for the thirteen weeks ended March 27, 2007 were $9.7 million compared to $9.0 million for the thirteen weeks ended March 28, 2006 primarily due to increased professional fees associated with our transition to increased public reporting requirements and amortization of the annual MLGPE management fee. We also incurred $0.2 million in acquisition related expenses for integration of the 59 stores purchased during the first quarter of 2007. These increases were partially offset by $0.6 million of professional fees incurred in the predecessor period last year that were expensed in conjunction with the sale of the Company.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the thirteen weeks ended March 27, 2007 were $3.2 million compared to $1.6 million for the thirteen weeks ended March 28, 2006. The increase during the successor period is due to increased franchise rights and other intangibles amortization expense of $1.5 million and increased depreciation expense of $0.1 million primarily associated with the transaction-related purchase accounting adjustments to fixed assets.

Net Facility Impairment Charges. The Company recorded charges of $0.1 million for six properties during the thirteen weeks ended March 27, 2007 and $0.1 million for two properties during the thirteen weeks ended March 28, 2006.

Gain on Disposition of Assets. Gain on asset dispositions was $0.3 million for the thirteen weeks ended March 27, 2007 compared to $0.2 million for the thirteen weeks ended March 28, 2006.

Interest Expense. Interest expense was $9.4 million for the thirteen weeks ended March 27, 2007 compared to $3.1 million for the thirteen weeks ended March 28, 2006. The successor period increase was due to higher average debt levels resulting from the Transactions and increased amortization of deferred debt issuance costs.

Miscellaneous. Miscellaneous expense was minimal for the thirteen weeks ended March 27, 2007 compared to $0.1 million for the thirteen weeks ended March 28, 2006, respectively, and was not impacted by the purchase accounting adjustments.

Income Taxes. From January 1, 2003, through May 2, 2006, the Company was an S Corporation for income tax purposes. As of May 3, 2006, the Company became a C Corporation. No income tax provisions were recorded in any periods presented in this report prior to May 3, 2006. For the thirteen weeks ended March 27, 2007, the Company recorded income tax expense of $1.3 million for federal and state income taxes which resulted in an effective income tax rate of 35.6%, related to the successor entity.

Net Income. Net income for the thirteen weeks ended March 27, 2007 was $2.4 million, compared to net income of $15.4 million for the thirteen weeks ended March 28, 2006. During the successor period, higher interest expense associated with the increase in post-transaction debt levels, lower restaurant operating margins, higher depreciation and amortization expenses resulting from higher carrying values of fixed assets and intangibles from the transaction-related purchase accounting adjustments, tax expense and increased professional fees were the primary causes of the decline.

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

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, current deferred income tax, accounts payable, accrued expenses and income taxes payable and was a deficit of $47.5 million as of March 27, 2007. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $30.3 million and $24.1 million for the thirteen weeks ended March 27, 2007 and March 28, 2006, respectively. Cash flows from operations during the thirteen weeks ended March 27, 2007 were positively impacted by $16.4 million in favorable changes in working capital which were partially offset by the negative impact of decreased earnings related to higher interest expense from the increase in post-transaction debt levels, income taxes and lower restaurant operating margins. Cash flows during the comparable period of 2006 were positively impacted by higher earnings with minimal impact from working capital related items.

Cash flows from investing activities

We used a net $33.2 million and $8.6 million for our investing activities in the thirteen weeks ended March 27, 2007 and March 28, 2006, respectively. During the thirteen weeks ended March 27, 2007, we completed an acquisition of 59 stores for $27.2 million (including capitalized acquisition costs of $0.1 million), and received proceeds from asset sales of $0.7 million. We also invested $6.7 million in capital expenditures, $5.5 million in our existing operations and $1.2 million for information technology equipment for the 59 store acquisition. Under our location franchise agreements, we were eligible for reduced royalty rates of 2.5% for remodels completed prior to July 2006. During the first quarter of 2006, we invested $9.0 million in capital expenditures, primarily undertaken to ensure maximum royalty relief for the subject property asset remodels, and received proceeds of $0.4 million from the sale of assets.

We expect to invest between $41.5 million to $44.5 million in capital expenditures during fiscal 2007, which we anticipate to partially fund with approximately $9.5 million of related asset sale-leaseback proceeds, based on the current estimated construction costs.

Cash flows from financing activities

Net financing cash inflows were $2.1 million for the thirteen week period ended March 27, 2007 and net outflows were $17.5 million for the comparable period ended March 28, 2006. The Company received proceeds of $1.0 million for assets sold in a sale-leaseback transaction of one property and paid $0.1 million in debt issue costs during the first quarter of 2007. Net borrowings under the revolving credit facility were $1.2 million for the first quarter of 2007, despite borrowing approximately $11.0 million during the quarter to partially fund our acquisition of 59 stores on March 13, 2007. Net payments under our revolving credit agreement were $7.3 million for the comparable period last year. We also paid down outstanding debt balances during the first quarter 2006 and had net cash outflows of $0.8 million related to distribution and note receivable activity with the prior owner of the Company.

Letters of Credit

As of March 27, 2007, we had letters of credit, in the amount of $25.0 million, issued under our existing credit facility primarily in support of self-insured risks and franchise agreement obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our new senior secured credit facility bear interest at a floating rate. As of March 27, 2007, we had $257.9 million in funded long-term floating rate debt outstanding under our senior secured credit facility. Accordingly, our net income will be affected by changes in interest rates. We entered into a $140.0 million amortizing fixed to floating rate interest rate swap at a fixed rate of 5.39% on June 6, 2006 (which had an unamortized balance of $125.0 million at March 27, 2007) leaving us with $132.9 million of floating rate debt at March 27, 2007. After giving effect to the swap, a 1.0% increase in this floating rate would have increased interest expense on a pro forma basis for the thirteen weeks ended March 27, 2007 and March 28, 2006 by approximately $0.3 million for each period.

Commodity Prices. Commodity prices of foods such as meat, cheese and wheat, can vary. The prices of these commodities can change throughout the year due to changes in demand and supply. Cheese and meat costs have historically represented approximately 30% and 13% of our cost of sales, respectively. We are a member of the UFPC, and take advantage of their hedging and procurement programs to help reduce the volatility of commodity prices from period to period. As of March 27, 2007, approximately 35% of our cheese costs were hedged six to nine months in advance through a combination of derivatives purchased by the UFPC. The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $0.8 million and $0.7 million for the thirteen weeks ended March 27, 2007 and March 28, 2006, respectively, without giving effect to our hedging programs.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This quarterly report does not include a report of management assessment regarding internal control over financial reporting or attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC.

Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting that occurred during our first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II. OTHER INFORMATION

I tem 1.	Legal Proceedings.

From time to time, the Company is involved in litigation, most of which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.3*	Distribution Agreement, dated as of January 5, 2004, between McLane Foodservice, Inc. and NPC International, Inc.

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.5*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz

10.6*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13

Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on May 28, 1999)

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15

NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007, filed January 25, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K is incorporated by reference

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 27, 2007

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 27, 2007

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 11, 2007.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance
Chief Financial Officer, Secretary and Treasurer (Principal Finance Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and
Chief Accounting Officer (Principal Accounting Officer)