Form 10-Q
period 2007-06-26
NPC INTERNATIONAL INC
filed 2007-08-10
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2007

or

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

There is no market for the Registrant’s equity. As of August 10, 2007, there were 1,000 units of common stock outstanding.

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

New Basis of Accounting. As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect: (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, (5) adjustments to deferred tax balances, and (6) adjustments to other deferred liabilities due to the purchase accounting adjustments. The primary impact to the post-transactions income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods.

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

PART I

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 26, 2007	December 26, 2006
Assets
Current assets:
Cash and cash equivalents	$5,058	$9,289
Accounts receivable	2,644	3,619
Inventories	4,746	4,291
Prepaid expenses and other current assets	4,395	5,491
Assets held for sale	1,283	320
Deferred income taxes	3,428	1,935
Income taxes receivable	161	—

Total current assets	21,715	24,945

Facilities and equipment	176,554	162,938
Less accumulated depreciation	(36,215)	(21,129)

Net facilities and equipment	140,339	141,809
Franchise rights, less accumulated amortization of $10,730 and $5,895, respectively	433,963	421,140
Goodwill	191,590	185,187
Other assets, net	31,329	32,621

Total assets	$818,936	$805,702

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,617	$10,562
Payroll and sales taxes	5,548	5,632
Accrued interest	6,009	6,293
Accrued payroll	10,089	9,053
Income taxes payable	—	4,741
Other accrued liabilities	13,468	13,534
Current portion of insurance reserves	7,731	6,594
Current portion of long-term debt	1,263	—

Total current liabilities	64,725	56,409

Long-term debt	427,937	431,700
Other deferred items	23,430	20,568
Insurance reserves	9,000	9,000
Deferred income taxes	128,353	126,542

Total long-term liabilities	588,720	587,810

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of June 26, 2007 and December 26, 2006)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(122)	(719)
Retained earnings (deficit)	2,288	(1,123)

Total stockholders’ equity	165,491	161,483

Total liabilities and stockholders’ equity	$818,936	$805,702

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands)

	13 Weeks Ended June 26, 2007	8 Weeks Ended June 27, 2006	Predecessor
			5 Weeks Ended May 2, 2006
Sales:
Net product sales	$167,452	$88,809	$56,070
Fees and other income	4,498	2,357	1,506

Total sales	171,950	91,166	57,576
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	44,454	22,700	13,937
Direct labor	47,453	25,470	14,979
Other restaurant and operating expenses	56,014	28,653	17,254
General and administrative expenses	9,341	5,190	15,381
Corporate depreciation and amortization of intangibles	3,025	1,873	534
Net facility impairment charges	265	152	—
Net (gain) on disposition of assets	(149)	(275)	(50)

Total costs and expenses	160,403	83,763	62,035

Operating income/(loss)	11,547	7,403	(4,459)
Other income (expense):
Interest expense	(9,691)	(6,114)	(687)
Loss on early termination of debt	—	—	(11,306)
Miscellaneous	11	91	(577)

Income/(loss) before income taxes	1,867	1,380	(17,029)
Income tax expense	505	483	—

Net income/(loss)	$1,362	$897	$(17,029)

Pro forma data:
Historical loss before income taxes			$(17,029)
Pro forma income tax benefit			6,437

Pro forma net loss			$(10,592)

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands)

	26 Weeks Ended June 26, 2007	8 Weeks Ended June 27, 2006	Predecessor
			18 Weeks Ended May 2, 2006
Sales:
Net product sales	$335,877	$88,809	$214,587
Fees and other income	9,161	2,357	5,881

Total sales	345,038	91,166	220,468
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	89,432	22,700	54,896
Direct labor	95,315	25,470	59,008
Other restaurant and operating expenses	110,505	28,653	66,032
General and administrative expenses	19,086	5,190	24,372
Corporate depreciation and amortization of intangibles	6,247	1,873	2,144
Net facility impairment charges	348	152	100
Net (gain) on disposition of assets	(490)	(275)	(207)

Total costs and expenses	320,443	83,763	206,345

Operating income	24,595	7,403	14,123
Other income (expense):
Interest expense	(19,066)	(6,114)	(3,744)
Loss on early termination of debt	—	—	(11,306)
Miscellaneous	15	91	(690)

Income/(loss) before income taxes	5,544	1,380	(1,617)
Income tax expense	1,772	483	—

Net income/(loss)	$3,772	$897	$(1,617)

Pro forma data:
Historical loss before income taxes			$(1,617)
Pro forma income tax benefit			611

Pro forma net loss			$(1,006)

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	26 Weeks Ended June 26, 2007	8 Weeks Ended June 27, 2006	Predecessor
			18 Weeks Ended May 2, 2006
Operating activities
Net income	$3,772	$897	$(1,617)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,460	5,588	9,985
Amortization of debt issuance costs	1,094	323	145
Net facility impairment charges	348	152	100
Deferred income taxes	(1,139)	—	—
Loss on early termination of debt	—	—	11,306
Acceleration of executive deferred compensation	—	—	11,871
Net gain on disposition of assets	(490)	(276)	(207)
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	1,117	919	(159)
Inventories	(115)	36	406
Prepaid expenses and other assets	1,154	16	949
Accounts payable	10,055	5,129	(7,117)
Payroll and sales taxes	(84)	(380)	546
Income taxes payable	(4,902)	483	—
Accrued interest	(284)	5,545	(2,059)
Accrued payroll	901	(34)	(1,081)
Other accrued liabilities	64	1,960	1,172
Other deferred items	1,234	(159)	(243)
Insurance reserves	1,137	1,086	(1,250)

Net cash provided by operating activities	36,322	21,285	22,747

Investing activities
Capital expenditures	(13,548)	(5,792)	(14,172)
Capitalized transaction costs	—	(7,546)	—
Purchase of the stock of the Company	—	(451,585)	—
Purchase of Hawk-Eye Pizza, LLC	—	(19,508)	—
Purchase of business assets, net of cash acquired	(27,294)	—	—
Proceeds from sale or disposition of assets	871	302	1,036

Net cash used in investing activities	(39,971)	(484,129)	(13,136)

Financing activities
Net change in revolving credit facility	(2,500)	—	17,411
Scheduled payments on term bank facilities	—	—	(3,125)
Retirement of predecessor entity debt and other obligations	—	(143,907)	—
Contributed capital from owners	—	163,250	—
Issuance of debt	—	475,000	—
Prepayment on term bank facilities	—	(20,000)	(8,125)
Debt issue costs	(91)	(13,504)	—
Proceeds from sale-leaseback transactions, net	2,009	—	—
Debt extinguishment pre-payment penalty	—	—	(10,380)
Distributions paid	—	—	(5,122)

Net cash (used in) provided by financing activities	(582)	460,839	(9,341)

Net change in cash and cash equivalents	(4,231)	(2,005)	270
Beginning cash and cash equivalents	9,289	5,456 (1)	5,296

Ending cash and cash equivalents	$5,058	$3,451	$5,566 (1)

Supplemental disclosures of cash flow information:
Net cash paid for interest	$18,256	$336	$5,657
Net cash paid for taxes	6,212	—	—
Noncash pay down of notes receivable	—	—	3,060
Non-cash investing activities:
Accrued capital expenditures	$2,304	$2,879	$2,478

(1)

Cash and cash equivalents at May 3, 2006, were $0.1 million less than cash and cash equivalents at May 2, 2006, due to Oread Holdings, LLC no longer classified as a variable interest entity on May 2, 2006.

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein.

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

Note 2 – Acquisitions

On March 3, 2006, the Company’s previous stockholders entered into a definitive Stock Purchase Agreement (“SPA”) with NPC Acquisition Holdings, LLC (“Holdings”), a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates pursuant to which Holdings acquired all of the issued and outstanding shares of NPC International, Inc. for $615.0 million less indebtedness as defined in the SPA. On May 3, 2006, all of the outstanding stock was acquired by Holdings for $615.0 million and the selling stockholders received net cash proceeds of $451.6 million, referred to as “the Acquisition” in this report. Under the terms of the SPA, the Company was required to extinguish all of its existing debt and as a result incurred a voluntary prepayment make-whole penalty of $10.4 million on the senior secured notes which were paid before close. The SPA also required the Company to acquire the 75% membership interest in Hawk-Eye Pizza, LLC (“Hawk-Eye”) that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest which management ultimately exchanged for membership interests in Holdings with an equivalent fair market value. The cost to acquire this net interest in Hawk-Eye was $19.5 million subsequent to which Hawk-Eye was merged with and into the Company. In connection with the Acquisition, the Company issued $175.0 million principal amount of Senior Subordinated Notes and entered into a $375.0 million Senior Credit Facility. The $375.0 million Senior Credit Facility consists of a $300.0 million term loan due 2013 and a $75.0 million revolving credit facility due 2012 which was not drawn at close. The net proceeds from the Notes and Senior Credit Facility were advanced to a subsidiary of Holdings where these funds were combined with the $163.3 million contributed to Holdings by MLGPE and affiliates and used to pay the purchase price of the acquisition and to retire certain existing indebtedness subsequent to which such subsidiary was merged with and into the Company. All of these transactions, as further described herein, are collectively referred to in this report as the “Transactions.”

As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect: (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, (5) adjustments to deferred tax balances, and (6) adjustments to other deferred liabilities due to the purchase accounting adjustments. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods. Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period prior to the May 2, 2006, the day preceding consummation of the Transactions (“Predecessor”), and (2) the period beginning May 3, 2006 and after utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

As a result of the consummation of the Transactions, the consolidated financial statements for the period after May 2, 2006, are presented on a different basis than that for the periods before May 3, 2006, as a result of the application of purchase accounting as of May 3, 2006, and therefore are not comparable.

The unaudited pro forma results of operations provided below for the twenty-six weeks ended June 27, 2006, are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Notes and the Senior Credit Facility and other acquisition related adjustments in connection with the Transactions. Further, as of May 3, 2006, the Company became a C Corporation. No income tax provisions were recorded in periods presented prior to May 3, 2006; therefore, a pro forma tax provision has been calculated at 35% and is included in the below pro forma results. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	26 Weeks Ended
	June 26, 2007	Pro forma June 27, 2006
Total sales	$345,038	$311,634
Income before income taxes	5,544	7,124
Net income	3,772	4,631

On March 13, 2007, the Company acquired 59 Pizza Hut units from a Pizza Hut franchisee, the “Mountain West” acquisition. The transaction was funded by approximately $16.0 million of available cash and borrowings on the Company’s $75.0 million revolving credit facility. The purchase price was $27.3 million (including capitalized acquisition costs of $0.2 million), of which $17.9 million was recorded as franchise rights. This acquisition was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in the consolidated financial results. Forty of these stores are located throughout Idaho, four in eastern Oregon and fifteen in Washington. Forty-four of these locations are leased from the sellers on certain agreed upon terms and fifteen locations are leased from unrelated parties. These additional units are expected to increase annual rent expense by approximately $2.5 million. The pro forma impact on the results of operations was immaterial.

Note 3 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance at December 26, 2006	$185,187
Goodwill from acquisition	6,323
Other, net	80

Balance at June 26, 2007	$191,590

Goodwill increased $6.3 million from fiscal year end 2006 as a result of the acquisition of 59 units in March 2007 (see note 2). During the first quarter of 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which resulted in an increase to goodwill of approximately $4.2 million (see note 5). Additionally, in May 2007, the Company finalized its valuation of assets and liabilities recorded as part of the Acquisition, which resulted in a reduction to goodwill of approximately $4.1 million.

Amortizable other intangible assets consist of franchise rights, leasehold interests, contract rights and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization pursuant to Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” are summarized below (in thousands):

	June 26, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$444,693	$(10,730)	$433,963
Favorable leasehold interests	10,198	(980)	9,218
Contract rights	547	(425)	122
Non-compete	1,925	(449)	1,476

	$457,363	$(12,584)	$444,779

	December 26, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$427,035	$(5,895)	$421,140
Favorable leasehold interests	10,198	(597)	9,601
Contract rights	547	(243)	304
Non-compete	1,925	(257)	1,668

	$439,705	$(6,992)	$432,713

Amortization expense on intangible assets was $2.8 million and $2.1 million for the thirteen weeks ended June 26, 2007 and June 27, 2006, respectively, and $5.6 million and $3.3 million for the twenty-six weeks ended June 26, 2007 and June 27, 2006, respectively. We expect annual amortization expense for amortizable other assets for the next five fiscal years to range from approximately $10.3 million to $10.8 million.

Note 4 – Senior Secured Credit Facility and Senior Subordinated Debt

The Company’s debt consisted of the following (in thousands):

	June 26, 2007	December 26, 2006
Senior Secured Credit Facility	$250,000	$250,000
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	4,200	6,700

	429,200	431,700
Less current portion	1,263	—

	$427,937	$431,700

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At June 26, 2007, the Company was in compliance with all of its debt covenants.

The Company anticipates that it will be required to make an excess cash flow mandatory prepayment based on projected 2007 results on its Term Loan B Note not later than 120 days after the Company’s fiscal year-end. The Company anticipates this mandatory prepayment will range from $10.0 million to $15.0 million depending upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year-end, each of which is defined in the credit agreement. The Company made a voluntary prepayment of $3.0 million on July 16, 2007, which will reduce the total prepayment required.

Note 5 – Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FIN 48 on December 27, 2006. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review in the Company’s first quarter, the Company adjusted the estimated value of its gross uncertain tax positions from $1.8 million to $8.8 million. The adjustment to increase reserves was made with a charge to retained earnings of $0.4 million and an increase to goodwill for pre-acquisition exposures of $6.6 million. Additionally, a deferred tax asset was established for future tax benefits related to exposures for state taxes and interest of $2.4 million with an offsetting reduction primarily to goodwill.

The liability for uncertain tax positions was increased to $10.4 million as of June 26, 2007 and is considered long term and is included in other deferred items in the consolidated balance sheet. Of the $1.5 million increase during the second quarter, $0.1 million was charged to earnings and the remaining $1.4 million resulted in an offsetting decrease to the net deferred tax liability, as the current quarter increase is largely due to the acceleration of temporary deductions. Unrecognized tax benefits of $0.8 million would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of June 26, 2007 and December 27, 2006, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheet was $2.7 million and $2.4 million, respectively.

From January 1, 2003 through May 2, 2006 the Company was an S Corporation for income tax purposes. The Company files income tax returns in the U.S. and various state jurisdictions. As of June 26, 2007 and December 27, 2006, the Company was subject to examination in the U.S. federal tax jurisdiction for the 2003-2006 tax years. The Company is also subject to examination in various state jurisdictions for the 2000-2006 tax years, none of which were individually material.

Note 6 – Commitments and Contractual Obligations

From time-to-time, the Company is involved in litigation, most of which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s consolidated financial statements.

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

Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date of the Transactions calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon or within 90 days after the resignation by the member. At June 26, 2007, there were 1.4 million shares available for future grants under the Plan.

The following options have been granted to certain members of management as of June 26, 2007 (in thousands):

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 26, 2006	7,830	$1.57
Granted	5,011	1.70
Exercised	—	—
Forfeited	—	—

Outstanding at June 26, 2007	12,841	$1.62	9.5

Exercisable at June 26, 2007	1,980	$1.00

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

As of June 26, 2007, no options had been exercised or forfeited by management. Based on the provisions of the Plan, management is assuming a 100% forfeiture rate for all options granted until such time a triggering event, as defined in the Plan, should become probable. As no triggering events have been deemed probable as of June 26, 2007, the Company has recorded no compensation expense for options granted.

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

Merrill Lynch & Company Investments Derivative Transaction. On June 6, 2006, the Company entered into an amortizing floating-to-fixed swap agreement expiring December 31, 2010, on an initial notional amount of $140.0 million (which had an unamortized balance of $125.0 million at June 26, 2007). Merrill Lynch Capital Services, Inc. (“MLCS”), was the counterparty on $70.0 million of the total notional amount, and JPMorgan Chase Base, N.A. (“JPMCB”), an unrelated party, was the counterparty on the residual $70.0 million. Under this swap, the Company will pay both counter-parties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million Term Loan B Notes under the Senior Secured Credit Facility. As of June 26, 2007, the Company has recognized $0.2 million ($0.1 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

Note 9 – New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on our consolidated financial statements.

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

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in food, labor, fuel and other costs;

•	effectiveness of the United Foodservice Purchasing Co-op (“UFPC”) hedging program for cheese prices;

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the risks associated with the expansion of our business;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	and, various other factors beyond our control.

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

Overview

Who We Are. NPC International, Inc. (referred to herein as “NPC,” the “Company” or in the first person notations of “we,” “us” and “our”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the “2006 Chain Restaurant Industry Review” by GE Capital Solutions. We were founded in 1962 and, as of June 26, 2007, we operated 871 Pizza Hut units in 24 states with significant presence in the Midwest, South and Southeast. As of December 26, 2006, we comprised approximately 13% of the domestic Pizza Hut restaurant system and 17% of the domestic Pizza Hut franchised restaurant units, excluding licensed units.

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

New Basis of Accounting. As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect: (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, (5) adjustments to deferred tax balances, and (6) adjustments to other deferred liabilities due to the purchase accounting adjustments. The primary impact to the post-transactions income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods.

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

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. Year-to-date for fiscal 2007, pizza sales accounted for approximately 85% of net product sales. Various factors influence sales at a given store, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, same store sales and seasonality.

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

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Cheese and meat costs have historically represented approximately 30% and 13% of our cost of sales, respectively. These costs can fluctuate from year to year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and take advantage of their hedging of cheese prices and procurement programs for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period to period. Based on information provided by the UFPC, as of June 26, 2007, approximately 44% of the Pizza Hut System’s anticipated cheese purchases are hedged for the balance of the fiscal year through a combination of derivatives entered into by the UFPC. In addition, approximately 30% of the Pizza Hut System anticipated cheese volume has been hedged for fiscal year 2008 using similar UFPC hedging strategies.

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

Demographics and Consumer Spending

Lifestyle and demographic trends are positive drivers of the restaurant industry. The QSR industry has experienced consistent growth driven by favorable economic and consumer trends, including the increasing number of dual-income and single-parent households, increased disposable income and discretionary spending, an aging baby boomer generation, the rising time constraints of today’s average consumer and relatively low levels of inflation. However, in fiscal 2007, increased gas prices, declining home sales and the negative impact of changes in the sub-prime mortgage market have caused the consumer to experience a reduction in disposable income which has negatively impacted consumer spending in certain segments of the restaurant industry, including the segment in which we compete.

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

Commodity Prices

Commodity prices of foods such as meat, cheese and wheat, can vary. The prices of these commodities can change throughout the year due to changes in supply and demand. We experienced significant inflation in the block cheddar cheese market during the second fiscal quarter of 2007. The block cheese price in the second fiscal quarter averaged $1.69, an increase of $0.34 or 25.2% versus the average price during the first fiscal quarter of 2007; additionally, the average price was $0.51 or 42.8% higher than the second fiscal quarter of 2006.

The block cheddar cheese market has retraced its price somewhat since its highs during the second fiscal quarter of 2007, falling from a daily high of $2.10 on June 25, 2007, to $1.90 as of August 3, 2007, per the Chicago Mercantile and Exchange. The average block price during the initial 6 weeks, ended August 3, 2007, of the third fiscal quarter 2007 has been $0.77 or 65.8% higher than last year during the same period. We expect to mitigate a portion of this increase versus the prior year through the UFPC’s cheese hedging activities. Even though the market has fallen significantly from its highs, we cannot predict future changes in prices.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. Direct labor is highly dependent on state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Recently, there has been legislation passed to increase certain states’ minimum wage rates. We estimate the impact from these increases will result in incremental direct labor expense which we will attempt to mitigate through increased net pricing in these markets, productivity improvement in our restaurants, better overall wage management tactics and other auxiliary cost reduction strategies. Further, in May 2007, the United States Congress passed a bill, which was signed into law, to increase the federal minimum wage rate per hour as follows: from $5.15 to $5.85 effective July 24, 2007; $6.55 effective July 24, 2008 and $7.25 effective July 24, 2009. The federal tipped wage rate remained unchanged at $2.13 per hour. The expected impact on our direct labor costs for these changes is described below under “Inflation.” We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset all of this increase through increased pricing and productivity improvements in our restaurants.

Inflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We are not always able to offset higher costs with price increases. We expect the impact of the aforementioned state minimum wage rates to increase our direct labor expense by approximately $1.4 million during fiscal 2007. Further, we estimate the impact to our direct labor costs for the federal minimum wage increase to be approximately $1.2 million during the remainder of 2007. We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset all of this increase through increased pricing and productivity improvements in our restaurants.

Additionally, significant increases in average gasoline prices in the regions in which we operate could increase our delivery driver reimbursement costs. We estimate that every $0.25 per gallon increase in average gas prices in our markets adversely impacts our annual operating results by approximately $0.4 million.

While we do not believe our business is highly sensitive to inflation, there can be no assurance that a high rate of inflation would not have an adverse impact on our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2006 Annual Report on Form 10-K. There have been no significant changes with respect to these policies during the first six months of 2007, except for the treatment of uncertain tax positions.

Effective December 27, 2006, we began to measure and record tax contingency accruals in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we will recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For additional information on the adoption of FIN 48, see Note 5 in Part I, Item 1 of this report.

Recently Issued Accounting Statements and Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this adoption on our consolidated financial statements.

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

Results of Operations

As a result of the purchase accounting adjustments described in “Overview—New Basis of Accounting” above, the periods ended June 26, 2007 and June 27 and May 2, 2006 presented in the following tables may not be comparable. The table below presents selected restaurant operating results as a percentage of net product sales for the thirteen and twenty-six week periods ended June 26, 2007 and the successor and predecessor periods ended June 27 and May 2, 2006, respectively.

	13 Weeks Ended June 26, 2007	8 Weeks Ended June 27, 2006	Predecessor	26 Weeks Ended June 26, 2007	8 Weeks Ended June 27, 2006	Predecessor
			5 Weeks Ended May 2, 2006			18 Weeks Ended May 2, 2006
Net product sales	100%	100%	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	26.5%	25.6%	24.9%	26.6%	25.6%	25.6%
Direct labor	28.3%	28.7%	26.7%	28.4%	28.7%	27.5%
Other restaurant operating expenses	33.5%	32.3%	30.8%	32.9%	32.3%	30.8%

Activity with respect to unit count during the twenty-six weeks ended June 26, 2007 is set forth in the table below:

Balance at December 26, 2006	816
Developed(1)	8
Acquired	59
Closed(1)	(12)

Balance at June 26, 2007	871

(1)	Five units were relocated and are included in both the developed and closed total above.

Thirteen Weeks Ended June 26, 2007 Compared to June 27, 2006

Net Product Sales. Net product sales for the thirteen weeks ended June 26, 2007 were not impacted by the purchase accounting adjustments and compared to the thirteen weeks ended June 27, 2006, were $167.5 million and $144.9 million, respectively, an increase of $22.6 million, or 15.6%, resulting largely from a 10.3% increase in weighted average stores in operation due to acquisitions and development, with comparable store sales increasing 3.5% for the second quarter of 2007, rolling over last year’s second quarter same store sales decline of 3.7%.

Fees and Other Income. Fees and other income were not impacted by the purchase accounting adjustments and were $4.5 million for the thirteen weeks ended June 26, 2007, compared to $3.9 million for the thirteen weeks ended June 27, 2006, for an increase of $0.6 million or 16.4%. The increase is primarily due to increased delivery fees attributable to increased full time equivalent units and increased delivery transactions.

Cost of Sales. Cost of sales was not impacted by the purchase accounting adjustments and was $44.5 million for the thirteen weeks ended June 26, 2007, compared to $36.6 million for the thirteen weeks ended June 27, 2006, for an increase of $7.9 million or 21.3%. Cost of sales increased 1.2%, as a percentage of net product sales, to 26.5%, compared to 25.3% in the prior year, primarily due to increase in cheese (net of UFPC hedging benefits) and meat costs during the quarter compared to last year of 11.1% and 2.0%, respectively, and the high food costs associated with the “3 for $5” promotion (3 medium hand-tossed style, one-topping pizzas for $5 each). These cost increases were partially offset by price increases and reduced discounting.

Direct Labor. Direct labor costs were not impacted by the purchase accounting adjustments and for the thirteen weeks ended June 26, 2007 as compared to June 27, 2006 were $47.5 million and $40.4 million, respectively, an increase of $7.1 million, or 17.3%. Direct labor costs increased 0.4%, as a percentage of net product sales, to 28.3% compared to 27.9% in the prior year primarily resulting from a $1.0 million favorable experience adjustment to health insurance reserves in the prior year, which had an impact of approximately 0.7% of net product sales. Excluding the benefit of this adjustment from last year’s results, direct labor costs decreased 0.3% as a percentage of net product sales, primarily due to the positive impact of sales leverage achieved on fixed labor costs and increased productivity, which more than offset higher wage rates (caused in part by certain state minimum wage increases) and increased workers’ compensation expense.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the thirteen weeks ended June 26, 2007 were $56.1 million, compared to $28.7 million and $17.3 million for the successor and predecessor periods ended June 27 and May 2, 2006, respectively. Other operating expenses were 33.5% of net product sales for the second quarter 2007 compared to 32.3% and 30.8% of net product sales for the successor and predecessor periods, respectively, of second quarter 2006. The successor period increased over the prior year largely due to higher depreciation and amortization resulting from purchase accounting adjustments due to the Transactions and increased rent expense related to the third and fourth quarter 2006 sale-leaseback transactions.

General and Administrative Expenses. General and administrative expenses for the thirteen weeks ended June 26, 2007 were $9.3 million compared to $5.2 million and $15.4 million for the successor and predecessor periods, respectively, ended June 27 and May 2, 2006. Predecessor expenses included $11.9 million in accelerated deferred compensation expense incurred as a result of the termination of the Executive Deferred Compensation Plan as required by the Transactions as well as $0.2 million of related seller professional fees incurred before the Transactions. Excluding these items, general and administrative expenses increased $0.8 million compared to the prior year primarily due to increased personnel costs for field supervisory support positions and credit card discount and bank fees associated with the Nashville and Mountain West acquisitions.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the thirteen weeks ended June 26, 2007 were $3.0 million compared to $1.9 million and $0.5 million for the successor and predecessor periods, respectively, ended June 27 and May 2, 2006. The increase during the 2007 successor period is due to increased franchise rights and other intangibles amortization expense of $0.5 million and increased depreciation expense of $0.1 million primarily associated with the transaction-related purchase accounting adjustments to fixed assets.

Net Facility Impairment Charges. We recorded charges of $0.3 million for seven properties during the thirteen weeks ended June 26, 2007 and $0.2 million for six properties during the thirteen weeks ended June 27, 2006.

Gain on Disposition of Assets. Gain on asset dispositions was $0.1 million for the thirteen weeks ended June 26, 2007 compared to $0.3 million for the thirteen weeks ended June 27, 2006.

Interest Expense. Interest expense was $9.7 million for the thirteen weeks ended June 26, 2007 compared to $6.1 million and $0.7 million for the successor and predecessor periods, respectively, ended June 27 and May 2, 2006. The successor period increase was due to higher average debt levels resulting from the Transactions and increased amortization of deferred debt issuance costs of $0.2 million.

Loss on Early Termination of Debt. During the predecessor period, a loss of approximately $11.3 million resulted from the $10.4 million make-whole payment made on our $100.0 million senior notes and write-off of $0.9 million of unamortized debt issue costs associated with the early termination of our debt which was extinguished on the closing date of the Transactions.

Miscellaneous. Miscellaneous income was minimal for the thirteen weeks ended June 26, 2007 compared to $0.5 million expense for the thirteen weeks ended June 27, 2006 and was not impacted by the purchase accounting adjustments.

Income Taxes. From January 1, 2003 through May 2, 2006, we were an S Corporation for income tax purposes. As of May 3, 2006, we became a C Corporation. No income tax provisions were recorded in any periods presented in this report prior to May 3, 2006. For the thirteen weeks ended June 26, 2007, we recorded income tax expense of $0.5 million which resulted in an effective income tax rate of 27.0% compared to an effective tax rate of 35.0%, or $0.5 million, for the successor period ended June 26, 2006. The current year anticipated annual effective tax rate was reduced to 32.0% during the second quarter which resulted in a second quarter effective tax rate of 27.0% compared to 35.6% in the first quarter of 2007. This reduction is due to higher than previously anticipated permanent deductions due to a recently implemented tax deductible food donation program.

Net Income. Net income for the thirteen weeks ended June 26, 2007 was $1.4 million, compared to net income of $0.9 million and net loss of $17.0 million for the successor and predecessor periods, respectively, ended June 27 and May 2, 2006. The prior year predecessor net loss was impacted by $23.4 million of transaction-related expenses. These prior year transaction expenses were partially offset by lower restaurant operating margins, increased depreciation, amortization and interest expense related to the purchase of the Company, and increased tax expense due to our change in tax status to a C Corporation.

Twenty-Six Weeks Ended June 26, 2007 Compared to June 27, 2006

Net Product Sales. Net product sales for the twenty-six weeks ended June 26, 2007 were not impacted by the purchase accounting adjustments and compared to the twenty-six weeks ended June 27, 2006 were $335.9 million and $303.4 million, respectively, an increase of $32.5 million, or 10.7%, resulting largely from a 7.5% increase in weighted average stores in operation due to acquisitions and development, with comparable store sales increasing 2.0%, rolling over last year’s comparable store sales decline of 0.8%.

Fees and Other Income. Fees and other income were not impacted by the purchase accounting adjustments and were $9.2 million for the twenty-six weeks ended June 26, 2007, compared to $8.2 million for the twenty-six weeks ended June 27, 2006, for an increase of 11.2%. The increase is primarily due to higher delivery fees attributable to increased full time equivalent units and increased delivery transactions.

Cost of Sales. Cost of sales was not impacted by the purchase accounting adjustments and was $89.4 million for the twenty-six weeks ended June 26, 2007, compared to $77.6 million for the twenty-six weeks ended June 27, 2006, for an increase of $11.8 million or 15.3%. Cost of sales increased 1.0%, as a percentage of net product sales, to 26.6%, compared to 25.6% in the prior year, primarily due to certain promotional activity in the current year-to-date period and some unfavorable product mix changes. Cheese prices, net of UFPC hedging benefits, escalated significantly in the second quarter and were 3.7% unfavorable year-to-date compared to last year while meat prices were slightly favorable by 0.5% compared to last year.

Direct Labor. Direct labor costs were not impacted by the purchase accounting adjustments and for the twenty-six weeks ended June 26, 2007 as compared to June 27, 2006 were $95.3 million and $84.5 million, respectively, an increase of $10.8 million, or 12.8%. Direct labor costs increased 0.6%, as a percentage of net product sales, to 28.4% compared to 27.8% in the prior year primarily due to higher wage rates (caused in part by certain state minimum wage increases), which were not fully offset by productivity increases, due in part to increased traffic versus the prior year in the more labor intensive delivery segment and some inefficiencies associated with the 59 store acquisition occurring on March 13, 2007. The prior year also included a $1.0 million favorable adjustment for health insurance reserves, which accounted for approximately half of the margin difference.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the twenty-six weeks ended June 26, 2007 were $110.5 million compared to $28.7 million and $66.0 million for the successor and predecessor periods ended June 27 and May 2, 2006, respectively. Other restaurant operating expenses were 32.9% of net product sales for the twenty-six weeks ended June 26, 2007 compared to 32.3% and 30.8% of net product sales for the prior year successor and predecessor periods, respectively. The successor period increased over the prior year largely due to higher depreciation and amortization resulting from the purchase accounting adjustments and increased rent expense related to the third and fourth quarter 2006 sale leaseback transactions which were partially offset by decreases in store-level bonuses due to lower restaurant operating profit than last year.

General and Administrative Expenses. General and administrative expenses for the twenty-six weeks ended June 26, 2007 were $19.1 million compared to $5.2 million and $24.4 million for the successor and predecessor periods, respectively, ended June 27 and May 2, 2006. Predecessor general and administrative expenses included $11.9 million in accelerated deferred compensation expense incurred as a result of the termination of the Executive Deferred Compensation Plan as required by the Transactions and $0.8 million of related professional fees. Net of these items, general and administrative expenses increased $2.2 million compared to the prior year. The increase is primarily due to increased personnel and related costs for field supervisory support positions and credit card discount and bank fees associated with the Nashville and Mountain West acquisitions and $0.3 million in acquisition related expenses for integration of the 59 stores purchased during the first quarter of 2007. Professional fees associated with our transition to increased public reporting requirements and amortization of the annual MLGPE management fee also contributed to the increase.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the twenty-six weeks ended June 26, 2007 were $6.2 million compared to $1.9 million and $2.1 million for the successor and predecessor periods, respectively, ended June 27 and May 2, 2006. The increase during the successor period is due to increased franchise rights and other intangibles amortization expense and increased depreciation expense primarily associated with the transaction-related purchase accounting adjustments to fixed assets.

Net Facility Impairment Charges. Facility impairment charges were not impacted by the purchase accounting adjustments. We recorded charges of $0.3 million for 13 properties during the twenty-six weeks ended June 26, 2007 and $0.3 million for eight properties during the twenty-six weeks ended June 27, 2006.

Gain on Disposition of Assets. Gain on asset dispositions was $0.5 million for the twenty-six weeks ended June 26, 2007 and June 27, 2006 and was not impacted by the purchase accounting adjustments.

Interest Expense. Interest expense was $19.1 million for the twenty-six weeks ended June 26, 2007 compared to $6.1 million and $3.7 million for the successor and predecessor periods, respectively, ended June 27 and May 2, 2006. The successor period increase was due to higher average debt levels resulting from the Transactions and increased amortization of deferred debt issuance costs of $0.6 million.

Loss on Early Termination of Debt. During the predecessor period, a loss of approximately $11.3 million resulted from the $10.4 million make-whole payment made on our $100.0 million senior notes and write-off of $0.9 million of unamortized debt issue costs associated with the early termination of our debt which was extinguished on the close date of the Transactions.

Miscellaneous. Miscellaneous income was minimal for the twenty-six weeks ended June 26, 2007 compared to $0.6 million expense for the twenty-six weeks ended June 27, 2006, and was not impacted by the purchase accounting adjustments.

Income Taxes. From January 1, 2003 through May 2, 2006, the Company was an S Corporation for income tax purposes. As of May 3, 2006, the Company became a C Corporation. No income tax provisions were recorded in any periods presented in this report prior to May 3, 2006. For the twenty-six weeks ended June 26, 2007, we recorded income tax expense of $1.8 million which resulted in an effective income tax rate of 32.0% compared to income tax expense of $0.5 million or an effective tax rate of 35.0% during the prior year successor period. Our annual projected effective tax rate was reduced from the prior year to 32.0% as a result of higher permanent deductions due to a recently implemented tax deductible food donation program and lower taxable income.

Net Income. Net income for the twenty-six weeks ended June 26, 2007 was $3.8 million, compared to net income of $0.9 million for the successor period and a net loss of $1.6 million for the predecessor period in fiscal 2006. Prior year results were impacted by $24.0 million of transaction-related expenses. These prior year transaction expenses were partially offset by lower restaurant operating margins, increased depreciation, amortization and interest expense related to the purchase of the company, increased professional fees incurred related to our increased public reporting requirements, amortization of the MLGPE management fee and increased tax expense due to our change in tax status to a C Corporation.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facility and the senior subordinated notes; (2) capital expenditures, including those for our re-imaging plan, maintenance capital expenditures, and the introduction of the WingStreet™ concept at certain existing locations; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations and our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require utilization of the additional borrowing capacity under our Term B credit facility as well as other sources of debt or additional equity capital.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, current deferred income tax, accounts payable, accrued expenses and income taxes receivable/payable and was a deficit of $43.0 million as of June 26, 2007. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

At June 26, 2007, we had $50.5 million of borrowing capacity available under our revolving line of credit net of $24.5 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including $100.0 million of term loan capacity available under our existing credit facility.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $36.3 million for the twenty-six weeks ended June 26, 2007 and $21.3 million and $22.7 million for the successor and predecessor periods, respectively, in fiscal 2006. Cash flows from operations during the twenty-six weeks ended June 26, 2007, were impacted by lower earnings (after excluding $24.0 million in prior year transaction related expenses) which were the result of higher interest expense, lower restaurant operating margins and taxes. Cash from operations benefited from changes in working capital during the eight-week period ended June 27, 2006, which resulted in exceptionally strong cash flow results for the period. However, cash flow from operations during the predecessor period was negatively impacted by an $8.8 million reduction in working capital due to the timing of expenditures related to payroll and accounts payable as well as the required payment of accrued interest on the our pre-acquisition debt which was extinguished prior to closing the Transactions.

Cash flows from investing activities

Cash flows used in investing activities were $40.0 million during the twenty-six weeks ended June 26, 2007 and $484.1 million and $13.1 million for the successor and predecessor periods of 2006, respectively. During the twenty-six weeks ended June 26, 2007, we completed an acquisition of 59 stores for $27.3 million (including capitalized acquisition costs of $0.2 million), and received proceeds from asset sales of $0.9 million. We also invested $13.5 million in capital expenditures, consisting of $12.3 million in our existing operations and $1.2 million for information technology equipment for the 59 store acquisition. These expenditures were partially funded by $2.0 million in proceeds from sale-leaseback transactions as reported in financing activities, for a net capital expenditure investment of $11.5 million year-to-date.

Under our location franchise agreements, we were eligible for reduced royalty rates of 2.5% for remodels completed prior to July 2006. Accordingly, during the twenty-six weeks ended June 27, 2006 we invested approximately $20.0 million in capital expenditures, primarily undertaken to ensure maximum royalty relief for the subject property asset remodels, and received proceeds of $1.3 million from the sale of assets. We timely completed all such planned major remodel activity as required by the deadline. Remaining cash used in investing activities during the eight weeks ended June 27, 2006 consisted of costs relating to the Transaction totaling $478.6 million.

We expect to invest between $41.5 million to $44.5 million in capital expenditures during fiscal 2007, which we anticipate to partially fund with approximately $9.5 million of related asset sale-leaseback proceeds, based on the current estimated construction costs, resulting in a net estimated capital expenditure investment of $32.0 million to $35.0 million. We are significantly ahead of schedule on our asset re-image, rebuild/remodel requirements and have the option to reduce capital expenditures at management’s discretion to increase free cash flow and remain comfortably in compliance with our franchise agreements.

Pizza Hut, Inc. recently introduced an incentive program that will allow franchisees to defer major asset actions to December 31, 2014, two years beyond the original deadline of December 31, 2012. As a result of these changes, and our previous accelerated completion rate, we expect to reduce our capital expenditure investment, net of anticipated sale-leaseback proceeds, to between $25 million and $28 million in 2008, not including acquisitions.

Cash flows from financing activities

Net financing cash outflows were $0.6 million for the twenty-six weeks ended June 26, 2007, net inflows were $460.8 million for the successor period in 2006, and net outflows were $9.3 million for the predecessor period. Net pay-downs under the revolving credit facility were $2.5 million year-to-date through second quarter 2007, despite borrowing approximately $11.0 million to partially fund our acquisition of 59 stores on March 13, 2007 and paying $0.1 million in debt issue costs. We received proceeds of $2.0 million for assets sold in the sale-leaseback transactions of two properties during 2007. The prior year successor period inflows were primarily impacted by $624.7 million of proceeds obtained to finance the Transactions, net of debt issue costs and payment of predecessor debt of $143.9 million. We also voluntarily paid down $20.0 million of term bank facilities with excess cash from operations and the utilization of cash reserves on the balance sheet during this same period. Cash used in financing activities during the predecessor period consisted primarily of borrowings under the revolving credit facility, payments on bank term facilities, distribution to our prior stockholders and the $10.4 million make-whole payment on early termination of debt in conjunction with the Transactions.

We anticipate that we will be required to make an excess cash flow mandatory prepayment on our Term Loan B Note not later than 120 days after our 2007 fiscal year-end. We anticipate this mandatory prepayment based on projected 2007 results will range from $10.0 million to $15.0 million depending upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year-end each of which is defined in the credit agreement. We made a voluntary prepayment of $3.0 million on July 16, 2007, which will reduce our total prepayment required.

Letters of Credit

As of June 26, 2007, we had letters of credit, in the amount of $24.5 million, issued under our existing credit facility primarily in support of self-insured risks and franchise agreement obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our new senior secured credit facility bear interest at a floating rate. As of June 26, 2007, we had $254.2 million in funded floating rate debt outstanding under our senior secured credit facility. We entered into a $140.0 million amortizing fixed to floating rate interest rate swap at a fixed rate of 5.39% on June 6, 2006 (which had an unamortized balance of $125.0 million at June 26, 2007) leaving us with $129.2 million of floating rate debt at June 26, 2007. Accordingly, our net income will be affected by changes in interest rates. After giving effect to the swap, a 1.0% increase in this floating rate would have increased interest expense on a pro forma basis for the twenty-six weeks ended June 26, 2007 and June 27, 2006 by approximately $0.6 million for each period.

Commodity Prices. Commodity prices of foods such as meat, cheese and wheat, can vary. The prices of these commodities can change throughout the year due to changes in supply and demand. Cheese and meat costs have historically represented approximately 30% and 13% of our cost of sales, respectively. We are a member of the UFPC, and take advantage of their hedging and procurement programs to help reduce the volatility of commodity prices from period to period. Based on information provided by the UFPC, as of June 26, 2007, approximately 44% of the Pizza Hut System’s anticipated cheese purchases are hedged for the balance of the fiscal year at prices significantly below the average block cheese price during the first six weeks of our third fiscal quarter. In addition, approximately 30% of the Pizza Hut System’s anticipated cheese volume has been hedged for fiscal year 2008 using similar UFPC hedging strategies. The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $1.8 million and $1.7 million for the twenty-six weeks ended June 26, 2007 and June 27, 2006, respectively, without giving effect to the UFPC hedging programs.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting that occurred during our second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in litigation, most of which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.3*	Distribution Agreement, dated as of January 5, 2004, between McLane Foodservice, Inc. and NPC International, Inc.

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.5*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz

10.6*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999)

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007, filed January 25, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K is incorporated by reference

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 26, 2007

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 26, 2007

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Forms S-4 (File No. 333-138338) and incorporated herein by reference

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 10, 2007.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Finance Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)