Form 10-Q
period 2007-09-25
NPC INTERNATIONAL INC
filed 2007-11-07
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2007

or

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

There is no market for the Registrant’s equity. As of November 7, 2007, there were 1,000 units of common stock outstanding.

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

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 25, 2007	December 26, 2006
Assets
Current assets:
Cash and cash equivalents	$4,547	$9,289
Accounts receivable	2,908	3,619
Inventories	4,823	4,291
Prepaid expenses and other current assets	3,800	5,491
Assets held for sale	433	320
Deferred income taxes	3,390	1,935
Income taxes receivable	1,970	—

Total current assets	21,871	24,945

Facilities and equipment	184,851	162,938
Less accumulated depreciation	(42,522)	(21,129)

Net facilities and equipment	142,329	141,809
Franchise rights, less accumulated amortization of $13,115 and $5,895, respectively	431,693	421,140
Goodwill	191,554	185,187
Other assets, net	30,597	32,621

Total assets	$818,044	$805,702

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,406	$10,562
Payroll and sales taxes	5,453	5,632
Accrued interest	10,576	6,293
Accrued payroll	11,748	9,053
Income taxes payable	—	4,741
Other accrued liabilities	15,290	13,534
Current portion of insurance reserves	8,168	6,594

Total current liabilities	70,641	56,409

Long-term debt	417,200	431,700
Other deferred items	25,541	20,568
Insurance reserves	9,000	9,000
Deferred income taxes	128,991	126,542

Total long-term liabilities	580,732	587,810

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of September 25, 2007 and December 26, 2006)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(794)	(719)
Retained earnings (deficit)	4,140	(1,123)

Total stockholders’ equity	166,671	161,483

Total liabilities and stockholders’ equity	$818,044	$805,702

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands)

	13 Weeks Ended September 25, 2007	13 Weeks Ended September 26, 2006
Sales:
Net product sales	$168,922	$144,130
Fees and other income	4,366	3,909

Total sales	173,288	148,039
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	45,966	37,721
Direct labor	48,095	41,376
Other restaurant and operating expenses	55,041	51,014
General and administrative expenses	9,873	8,145
Corporate depreciation and amortization of intangibles	3,035	3,316
Net facility impairment charges	90	160
Net gain on disposition of assets	(22)	(169)

Total costs and expenses	162,078	141,563

Operating income	11,210	6,476
Other expense:
Interest expense	(9,483)	(9,771)
Miscellaneous	(6)	(3)

Income/(loss) before income taxes	1,721	(3,298)
Income tax benefit	(131)	(883)

Net income/(loss)	$1,852	$(2,415)

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands)

			Predecessor
	39 Weeks Ended September 25, 2007	21 Weeks Ended September 26, 2006	18 Weeks Ended May 2, 2006
Sales:
Net product sales	$504,799	$232,939	$214,587
Fees and other income	13,527	6,266	5,881

Total sales	518,326	239,205	220,468
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	135,398	60,421	54,896
Direct labor	143,410	66,846	59,008
Other restaurant and operating expenses	165,546	79,667	66,032
General and administrative expenses	28,959	13,335	24,372
Corporate depreciation and amortization of intangibles	9,282	5,189	2,144
Net facility impairment charges	438	312	100
Net gain on disposition of assets	(512)	(444)	(207)

Total costs and expenses	482,521	225,326	206,345

Operating income	35,805	13,879	14,123
Other income (expense):
Interest expense	(28,549)	(15,885)	(3,744)
Loss on early termination of debt	—	—	(11,306)
Miscellaneous	9	88	(690)

Income/(loss) before income taxes	7,265	(1,918)	(1,617)
Income tax expense/(benefit)	1,641	(400)	—

Net income/(loss)	$5,624	$(1,518)	$(1,617)

Pro forma data:
Historical loss before income taxes			$(1,617)
Pro forma income tax benefit			(611)

Pro forma net loss			$(1,006)

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at December 26, 2006	1,000	$—	$163,325	$(1,123)	$(719)	$161,483
Cumulative impact of change in accounting for uncertainty in income taxes (Note 5)	—	—	—	(361)	—	(361)
Comprehensive income:
Net income	—	—	—	5,624	—	5,624
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(75)	(75)

Total comprehensive income						5,549

Balance at September 25, 2007	1,000	$—	$163,325	$4,140	$(794)	$166,671

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

			Predecessor
	39 Weeks Ended September 25, 2007	21 Weeks Ended September 26, 2006	18 Weeks Ended May 2, 2006
Operating activities
Net income	$5,624	$(1,518)	$(1,617)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,292	19,423	9,985
Amortization of debt issuance costs	1,639	821	145
Net facility impairment charges	438	312	100
Deferred income taxes	(27)	(10,562)	—
Loss on early termination of debt	—	—	11,306
Acceleration of executive deferred compensation	—	—	11,871
Net gain on disposition of assets	(512)	(444)	(207)
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	682	1,210	(159)
Inventories	(175)	(246)	406
Prepaid expenses and other assets	1,822	(352)	949
Accounts payable	8,901	3,915	(7,117)
Payroll and sales taxes	(179)	(962)	546
Income taxes	(6,711)	8,273	—
Accrued interest	4,283	9,464	(2,059)
Accrued payroll	2,555	969	(1,081)
Other accrued liabilities	1,600	3,417	1,172
Other deferred items	1,460	(2,550)	(243)
Insurance reserves	1,574	1,291	(1,250)

Net cash provided by operating activities	55,266	32,461	22,747

Investing activities
Capital expenditures	(22,103)	(12,604)	(14,172)
Capitalized transaction costs	—	(7,691)	—
Purchase of the stock of the Company	—	(451,585)	—
Purchase of Hawk-Eye Pizza, LLC	—	(19,508)	—
Purchase of business assets, net of cash acquired	(27,267)	—	—
Proceeds from sale or disposition of assets	1,944	759	1,036

Net cash used in investing activities	(47,426)	(490,629)	(13,136)

Financing activities
Net change in revolving credit facility	(4,500)	900	17,411
Scheduled payments on term bank facilities	—	—	(3,125)
Retirement of predecessor entity debt and other obligations	—	(143,907)	—
Contributed capital from owners	—	163,325	—
Issuance of debt	—	475,000	—
Prepayment on term bank facilities	(10,000)	(45,000)	(8,125)
Debt issue costs	(91)	(13,792)	—
Proceeds from sale-leaseback transactions, net	2,009	46,485	—
Debt extinguishment pre-payment penalty	—	—	(10,380)
Distributions paid	—	—	(5,122)

Net cash (used in) provided by financing activities	(12,582)	483,011	(9,341)

Net change in cash and cash equivalents	(4,742)	24,843	270
Beginning cash and cash equivalents	9,289	5,456 (1)	5,296

Ending cash and cash equivalents	$4,547	$30,299	$5,566 (1)

Supplemental disclosures of cash flow information:
Net cash paid for interest	$22,627	$5,689	$5,657
Net cash paid for taxes	6,278	1,714	—
Noncash pay down of notes receivable	—	—	3,060
Non-cash investing activities:
Accrued capital expenditures	$2,687	$1,745	$2,478

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

The unaudited pro forma results of operations provided below for the 39 weeks ended September 26, 2006, are presented as though the Transactions had occurred at the beginning of the period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Notes and the Senior Credit Facility and other acquisition related adjustments in connection with the Transactions. Further, as of May 3, 2006, the Company became a C Corporation. No income tax provision was recorded in the period presented prior to May 3, 2006; therefore, a pro forma tax provision has been calculated at 35% and is included in the below pro forma results. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Transactions been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results.

	39 Weeks Ended
	Sept. 25, 2007	Pro forma Sept. 26, 2006
Total sales	$518,326	$459,673
Income before income taxes	7,265	6,366
Net income	5,624	4,138

On March 13, 2007, the Company acquired 59 Pizza Hut units from a Pizza Hut franchisee, the “Mountain West” acquisition. The transaction was funded by approximately $16.0 million of available cash and borrowings on the Company’s $75.0 million revolving credit facility. The purchase price was $27.3 million (including capitalized acquisition costs of $0.2 million), of which $17.9 million was recorded as franchise rights. This acquisition was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in the consolidated financial results. Forty of these stores are located throughout Idaho, four in eastern Oregon and fifteen in Washington. Forty-four of these locations are leased from the sellers on certain agreed upon terms and fifteen locations are leased from unrelated parties. These additional units are expected to increase annual rent expense by approximately $2.5 million. The pro forma impact on the results of operations was immaterial and is not included in the above table.

Note 3 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance at December 26, 2006	$185,187
Goodwill from acquisition	6,313
Other, net	54

Balance at September 25, 2007	$191,554

Goodwill increased $6.3 million from fiscal year end 2006 as a result of the acquisition of 59 units in March 2007. During the first quarter of 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which resulted in an increase to goodwill of approximately $4.2 million (see note 5). Additionally, in May 2007, the Company finalized its valuation of assets and liabilities recorded as part of the Acquisition, which resulted in a reduction to goodwill of approximately $4.1 million.

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

	September 25, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$444,808	$(13,115)	$431,693
Favorable leasehold interests	10,198	(1,186)	9,012
Contract rights	547	(517)	30
Non-compete	1,925	(545)	1,380

	$457,478	$(15,363)	$442,115

	December 26, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$427,035	$(5,895)	$421,140
Favorable leasehold interests	10,198	(597)	9,601
Contract rights	547	(243)	304
Non-compete	1,925	(257)	1,668

	$439,705	$(6,992)	$432,713

Amortization expense on intangible assets was $2.8 million and $2.7 million for the 13 weeks ended September 25, 2007 and September 26, 2006, respectively, and $8.4 million and $5.9 million for the 39 weeks ended September 25, 2007 and September 26, 2006, respectively. We expect annual amortization expense for amortizable other assets for the next five fiscal years to range from approximately $10.3 million to $10.8 million.

Note 4 – Senior Secured Credit Facility and Senior Subordinated Debt

The Company’s debt consisted of the following (in thousands):

	September 25, 2007	December 26, 2006
Senior Secured Credit Facility	$240,000	$250,000
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	2,200	6,700

	$417,200	$431,700

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At September 25, 2007, the Company was in compliance with all of its debt covenants.

The Company anticipates that it will be required to make an excess cash flow mandatory prepayment based on projected 2007 results on its Term Loan B Note not later than 120 days after the Company’s fiscal year-end. The Company anticipates this mandatory prepayment will range from $5.0 million to $7.0 million depending upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year-end, each of which is defined in the credit agreement.

At September 25, 2007, the Company estimated, based upon independent trading data, that the Senior Secured Credit Facility had a fair value of approximately $230.4 million, the Senior Subordinated Notes had a fair value of approximately $159.3 million and the Senior Secured Revolving Credit Facility had a fair value of approximately $2.2 million. The decline in the fair value of outstanding debt is primarily due to recent changes in the financial markets.

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

The liability for uncertain tax positions was $10.8 million as of September 25, 2007 and is considered long term and is included in other deferred items in the consolidated balance sheet. Of the $2.0 million increase during the current year, $0.5 million was charged to earnings and the remaining $1.5 million resulted in an offsetting decrease to the net deferred tax liability, as the current year increase is largely due to the acceleration of temporary deductions. Unrecognized tax benefits of $0.8 million would affect the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of September 25, 2007 and December 27, 2006, the total amount of accrued income tax-related interest and penalties, net of federal benefit, included in the consolidated balance sheet was $2.8 million and $2.4 million, respectively.

From January 1, 2003 through May 2, 2006 the Company was an S Corporation for income tax purposes. The Company files income tax returns in the U.S. and various state jurisdictions. As of September 25, 2007 and December 27, 2006, the Company is subject to examination in the U.S. federal tax jurisdiction for the 2003-2006 tax years. The Company is also subject to examination in various state jurisdictions for the 2000-2006 tax years, none of which were individually material.

For the 39 weeks ended September 25, 2007, the Company recorded income tax expense of $1.6 million which resulted in an effective income tax rate of 22.6% compared to an income tax benefit of $0.4 million or an effective tax rate of 21.9% during the prior year successor period. The Company’s anticipated effective tax rate of 22.6% for fiscal 2007 is below statutory rates due to the impact of high tax credits and permanent items in relation to income before taxes.

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

Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date of the Transactions calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon or within 90 days after the termination of service by the member. At September 25, 2007, there were 1.4 million shares available for future grants under the Plan.

The following options have been granted to certain members of management as of September 25, 2007 (in thousands):

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 26, 2006	7,830	$1.57
Granted	5,011	1.70
Exercised	—	—
Forfeited	—	—

Outstanding at September 25, 2007	12,841	$1.62	9.2

Exercisable at September 25, 2007	1,980	$1.00

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

As of September 25, 2007, no options had been exercised or forfeited by management. Based on the provisions of the Plan, management is assuming a 100% forfeiture rate for all options granted until such time a triggering event, as defined in the Plan, should become probable. As no triggering events have been deemed probable as of September 25, 2007, the Company has recorded no compensation expense for options granted.

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

Merrill Lynch & Company Investments Derivative Transaction. On June 6, 2006, the Company entered into an amortizing floating-to-fixed swap agreement expiring December 31, 2010, on an initial notional amount of $140.0 million (which had an unamortized balance of $125.0 million at September 25, 2007). Merrill Lynch Capital Services, Inc. (“MLCS”), was the counter-party on $70.0 million of the total notional amount, and JPMorgan Chase Base, N.A. (“JPMCB”), an unrelated party, was the counter-party on the residual $70.0 million. Under this swap, the Company will pay both counter-parties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million Term Loan B Notes under the Senior Secured Credit Facility. As of September 25, 2007, the Company has recognized $1.3 million ($0.8 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

Note 9 – New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on the consolidated financial statements.

Note 10 – Subsequent Events

On September 26, 2007, the Company acquired 17 Pizza Hut units in and around Ft. Myers and Naples, Florida from a Pizza Hut franchisee for $5.3 million, plus an amount for working capital items obtained upon closing. These locations are to be leased from unrelated parties. These additional units are expected to increase annual rent expense by approximately $1.0 million. The transaction was funded primarily from borrowings on the Company’s $75.0 million revolving credit facility. The pro forma impact on the results of operations was immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in food, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the United Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the risks associated with the expansion of our business;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	and, various other factors beyond our control.

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

Overview

Who We Are. NPC International, Inc. (referred to herein as “NPC,” the “Company” or in the first person notations of “we,” “us” and “our”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the "2006 Chain Restaurant Industry Review" by GE Capital Solutions. We were founded in 1962 and, as of September 25, 2007, we operated 873 Pizza Hut units in 24 states with significant presence in the Midwest, South and Southeast. As of December 26, 2006, we comprised approximately 13% of the domestic Pizza Hut restaurant system and 17% of the domestic Pizza Hut franchised restaurant units, excluding licensed units.

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

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ended on the last Tuesday in December. Fiscal year 2007 contains 52 weeks and fiscal year 2006 contained 52 weeks.

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

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. Year-to-date for fiscal 2007, pizza sales accounted for approximately 85% of net product sales. Various factors influence sales at a given store, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, comparable store sales and seasonality.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers and vending receipts.

Seasonality. Our business is seasonal in nature with net product sales typically being lower in the second and third fiscal quarters. Sales are largely driven by product innovation, advertising and promotional activities and can be adversely impacted by holidays and economic times that generally negatively impact consumer discretionary spending, such as the back to school season. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Our Costs

Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Cheese and meat costs have historically represented approximately 30% and 13% of our cost of sales, respectively. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and take advantage of various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, as of September 25, 2007, approximately 40% of the Pizza Hut system’s anticipated cheese purchases are hedged for the balance of the fiscal year at prices below the average block cheese price during the first six weeks of our fourth fiscal quarter through a combination of derivatives taken under the direction of the UFPC. In addition, approximately 30% of Pizza Hut system's anticipated cheese volume has been hedged for fiscal year 2008 using similar UFPC hedging strategies.

Direct Labor. Direct labor includes the salary, payroll taxes, fringe benefit costs and workers compensation expense associated with restaurant based personnel. Direct labor is highly dependent on federal and state minimum wage rate legislation given that the vast majority of our workers are hourly employees. To control labor costs, we are focused on proper scheduling and adequate training and testing of our store employees, as well as retention of existing employees.

Other restaurant operating expenses. Other restaurant operating expenses include all other costs directly associated with operating a restaurant facility, which primarily represents franchise fees, advertising, rent and depreciation (facilities and equipment), utilities, delivery expenses, supplies, repairs, insurance, and other restaurant related costs.

General and administrative expenses. General and administrative expenses include field supervision and personnel costs and the corporate and administrative functions that support our restaurants, including employee wages and benefits, travel, information systems, recruiting and training costs, professional fees, supplies, insurance and bank service and credit card discount fees. As a result of our new public reporting requirements, we will have on-going reporting requirements and will incur legal, accounting and other expenses that we did not incur in prior years, which could be significant.

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

Demographics and Consumer Spending

Lifestyle and demographic trends are positive drivers of the restaurant industry. The QSR industry has experienced consistent growth driven by favorable economic and consumer trends, including the increasing number of dual-income and single-parent households, increased disposable income and discretionary spending, an aging baby boomer generation, the rising time constraints of today’s average consumer and relatively low levels of inflation. However, in fiscal 2007, increased gas prices, declining home sales and the negative impact of changes in the subprime mortgage market have caused the consumer to experience a reduction in disposable income which has negatively impacted consumer spending in certain segments of the restaurant industry, including the segment in which we compete.

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

Commodity Prices

Commodity prices of foods such as meat, cheese and wheat, can vary. The prices of these commodities can change throughout the year due to changes in supply and demand. We continued to experience significant inflation in the block cheddar cheese market during the third fiscal quarter of 2007. The block cheese price in the third fiscal quarter averaged $1.97, an increase of $0.28 or 16.6% versus the average price during the second fiscal quarter of 2007; additionally, the average price was $0.74 or 60.2% higher than the third fiscal quarter of 2006.

After partially retracing its highs in the second quarter, the block cheddar cheese market experienced a secondary peak in September, reaching $2.16, per the Chicago Mercantile and Exchange, on September 12, 2007. After a brief decline to $1.84 as of October 10, 2007, the block cheddar market has again rallied and closed at $2.01 on November 2, 2007. The average block price during the initial six weeks ended November 2, 2007 of the fourth fiscal quarter 2007 has been $0.64 or 51.4% higher than last year during the same period. We expect to mitigate a portion of this increase versus the prior year through the cheese hedging activities directed by the UFPC; however, we cannot predict future changes in prices.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Recently, there has been legislation passed to increase certain states’ minimum wage rates. This has resulted in incremental direct labor expense which we have attempted to mitigate through pricing initiatives, productivity improvement in our restaurants, better overall wage management tactics and other auxiliary cost reduction strategies. Further, in May 2007, the United States Congress passed a bill, which was signed into law, to increase the federal minimum wage rate per hour as follows: from $5.15 to $5.85 effective July 24, 2007; $6.55 effective July 24, 2008 and $7.25 effective July 24, 2009. The federal tipped wage rate remained unchanged at $2.13 per hour. The expected impact on our direct labor costs for these changes is described below under “Inflation.” We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset all of this increase through pricing initiatives, auxiliary cost savings and productivity improvements in our restaurants.

Inflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We are not always able to offset higher costs with price increases. We expect the impact of the aforementioned state minimum wage rates to increase our direct labor expense by approximately $1.4 million during fiscal 2007. Further, we estimate the impact to our direct labor costs for the federal minimum wage increase effective July 24, 2007 to be approximately $1.2 million during fiscal 2007. We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset all of this increase through pricing initiatives, auxiliary cost savings and productivity improvements in our restaurants.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2006 Annual Report on Form 10-K. There have been no significant changes with respect to these policies during the first 39 weeks of 2007, except for the treatment of uncertain tax positions.

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

Results of Operations

As a result of the purchase accounting adjustments described in “Overview-New Basis of Accounting” above, the year-to-date periods ended September 25, 2007 and September 26 and May 2, 2006 presented in the following tables may not be comparable. The table below presents selected restaurant operating results as a percentage of net product sales for the 13 and 39-week periods ended September 25, 2007 and the successor and predecessor periods ended September 26 and May 2, 2006, respectively:

					Predecessor
	13 Weeks Ended Sept. 25, 2007	13 Weeks Ended Sept. 26, 2006	39 Weeks Ended Sept. 25, 2007	21 Weeks Ended Sept. 26, 2006	18 Weeks Ended May 2, 2006
Net product sales	100%	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	27.2%	26.2%	26.8%	25.9%	25.6%
Direct labor	28.5%	28.7%	28.4%	28.7%	27.5%
Other restaurant operating expenses	32.6%	35.4%	32.8%	34.2%	30.8%

Activity with respect to unit count during the 39 weeks ended September 25, 2007 is set forth in the table below:

Balance at December 26, 2006	816
Developed(1)	13
Acquired	59
Closed(1)	(15)

Balance at September 25, 2007	873

(1)	Six units were relocated and are included in both the developed and closed total above.

Thirteen Weeks Ended September 25, 2007 Compared to September 26, 2006

Net Product Sales. Net product sales for the 13 weeks ended September 25, 2007 compared to the 13 weeks ended September 26, 2006, were $168.9 million and $144.1 million, respectively, an increase of $24.8 million, or 17.2%, resulting largely from a 10.4% increase in weighted average stores in operation due to acquisitions and development, with comparable store sales increasing 4.9% for the third quarter of 2007, rolling over last year’s third quarter comparable store sales increase of 0.2%.

Fees and Other Income. Fees and other income were $4.4 million for the 13 weeks ended September 25, 2007, compared to $3.9 million for the 13 weeks ended September 26, 2006, for an increase of $0.5 million or 11.7%. The increase is primarily due to increased delivery fees attributable to increased weighted average stores in operation.

Cost of Sales. Cost of sales was $46.0 million for the 13 weeks ended September 25, 2007, compared to $37.7 million for the 13 weeks ended September 26, 2006, for an increase of $8.3 million or 21.9%. Cost of sales increased 1.0%, as a percentage of net product sales, to 27.2%, compared to 26.2% in the prior year, primarily due to a 22.5% increase in cheese costs (net of UFPC hedging benefits) and a 5.3% increase in meat costs during the quarter compared to last year. These cost increases were partially offset by pricing initiatives and favorable product mix changes.

Direct Labor. Direct labor costs for the 13 weeks ended September 25, 2007 as compared to September 26, 2006 were $48.1 million and $41.4 million, respectively, an increase of $6.7 million, or 16.2%. Direct labor costs decreased 0.2%, as a percentage of net product sales, to 28.5% compared to 28.7% in the prior year, primarily due to the leveraging impact of higher sales on fixed labor costs and the benefit of pricing initiatives, which more than offset higher average wage rates caused largely by federal and certain state minimum wage increases.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 13 weeks ended September 25, 2007 and September 26, 2006 were $55.0 million and $51.0 million, respectively, an increase of $4.0 million, or 7.9%. Other operating expenses were 32.6% of net product sales for the third quarter 2007 compared to 35.4% of net product sales for the third quarter 2006, a decrease of 2.8%. The decrease is primarily due to the prior year depreciation expense catch-up of $2.6 million related to the refinement of estimated useful lives of fixed assets due to the Transactions related purchase accounting adjustments and in addition, reduced depreciation expense associated with fewer fee-owned properties related to the 89 property sale-leaseback transaction in late third and fourth quarter of 2006. Additionally, lower delivery driver expenses related to changes in our delivery driver reimbursement program and favorable utilities expense were partially offset by increased rent due to the aforementioned 2006 sale-leaseback transactions.

General and Administrative Expenses. General and administrative expenses for the 13 weeks ended September 25, 2007 were $9.9 million compared to $8.1 million for the 13 weeks ended September 26, 2006. General and administrative expenses increased approximately $1.8 million compared to the prior year primarily due to increased personnel costs for field supervisory support positions and credit card discount and bank fees associated with the Nashville and Mountain West acquisitions and higher corporate and field personnel salaries and benefits expense.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the 13 weeks ended September 25, 2007 and September 26, 2006 were $3.0 million and $3.3 million, respectively. The $0.3 million decrease is primarily due to the prior year depreciation expense catch-up related to the refinement of estimated useful lives of fixed assets due to the Transactions related purchase accounting adjustments, partially offset by increased franchise rights amortization due to the Nashville and Mountain West acquisitions.

Net Facility Impairment Charges. We recorded charges of $0.1 million for seven properties during the 13 weeks ended September 25, 2007 and $0.2 million for five properties during the 13 weeks ended September 26, 2006.

Gain on Disposition of Assets. Gain on asset dispositions was minimal for the 13 weeks ended September 25, 2007 compared to $0.2 million for the 13 weeks ended September 26, 2006.

Interest Expense. Interest expense was $9.5 million for the 13 weeks ended September 25, 2007 compared to $9.8 million for the 13 weeks ended September 26, 2006. Interest expense included $0.5 million for amortization of deferred debt issuance costs in the third quarter 2007 and 2006, respectively.

Income Taxes. For the 13 weeks ended September 25, 2007, we recorded an income tax benefit of $0.1 million compared to $0.9 million for the 13 weeks ended September 26, 2006. The current year anticipated annual effective tax rate was reduced from 32.0% in the second quarter 2007 to 22.6% during the third quarter which resulted in a third quarter tax benefit. This reduction in rate compared to the second quarter is due to higher than previously anticipated tax credits.

Net Income. Net income for the 13 weeks ended September 25, 2007 was $1.9 million, compared to net loss of $2.4 million for the 13 weeks ended September 26, 2006. The increase in net income was primarily due to the benefit of a 17.2% increase in net product sales, higher restaurant operating margins, reduced depreciation and amortization expense due to the prior year depreciation catch-up adjustment of approximately $2.9 million due to the Transactions related purchase accounting adjustments and lower interest expense. These increases were partially offset by increases in cost of sales and general and administrative costs and lower income tax benefits.

Thirty-Nine Weeks Ended September 25, 2007 Compared to September 26, 2006

Net Product Sales. Net product sales for the 39 weeks ended September 25, 2007 were not impacted by the purchase accounting adjustments and compared to the 39 weeks ended September 26, 2006 were $504.8 million and $447.5 million, respectively, an increase of $57.3 million, or 12.8%, resulting largely from an 8.5% increase in weighted average stores in operation due to acquisitions and development, with comparable store sales increasing 3.0% rolling over last year’s comparable store sales decline of 0.5%.

Fees and Other Income. Fees and other income were not impacted by the purchase accounting adjustments and were $13.5 million for the 39 weeks ended September 25, 2007, compared to $12.1 million for the 39 weeks ended September 26, 2006, for an increase of $1.4 million or 11.4%. The increase is primarily due to higher delivery fees attributable to increased weighted average stores in operation and increased delivery transactions in comparable stores.

Cost of Sales. Cost of sales was not impacted by the purchase accounting adjustments and was $135.4 million for the 39 weeks ended September 25, 2007, compared to $115.3 million for the 39 weeks ended September 26, 2006, for an increase of $20.1 million or 17.4%. Cost of sales increased 1.0%, as a percentage of net product sales, to 26.8%, compared to 25.8% in the prior year, primarily due to a 9.8% increase in cheese costs (net of UFPC hedging benefits) and a 1.5% increase in meat costs compared to last year. These increases were partially offset by year-to-date pricing initiatives.

Direct Labor. Direct labor costs were not impacted by the purchase accounting adjustments and for the 39 weeks ended September 25, 2007 as compared to September 26, 2006, were $143.4 million and $125.9 million, respectively, an increase of $17.5 million, or 13.9%. Direct labor costs increased 0.3%, as a percentage of net product sales, to 28.4% compared to 28.1% in the prior year primarily due to higher wage rates caused largely by certain state and federal minimum wage increases and higher workers’ compensation expense, which were partially offset by the leveraging impact of higher sales on fixed labor costs and the benefit of pricing initiatives.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 39 weeks ended September 25, 2007 were $165.5 million compared to $79.7 million and $66.0 million for the successor and predecessor periods ended September 26 and May 2, 2006, respectively. Other restaurant operating expenses were 32.8% of net product sales for the 39 weeks ended September 25, 2007 compared to 34.2% and 30.8% of net product sales for the prior year successor and predecessor periods, respectively. The decrease of expenses as a percentage of net product sales compared to the 21 weeks ended September 26, 2006 is primarily due to the prior year depreciation expense catch-up of $2.6 million related to the refinement of estimated useful lives of fixed assets due to the Transactions related purchase accounting adjustments and lower utilities expense which was partially offset by increased rent expense related to the late third and fourth quarter 2006 sale-leaseback transactions.

General and Administrative Expenses. General and administrative expenses for the 39 weeks ended September 25, 2007 were $29.0 million compared to $13.3 million and $24.4 million for the successor and predecessor periods, respectively, ended September 26 and May 2, 2006. Predecessor general and administrative expenses included $11.9 million in accelerated deferred compensation expense incurred as a result of the termination of the Executive Deferred Compensation Plan as required by the Transactions and $0.8 million of related professional fees. Net of these items, general and administrative expenses increased $4.0 million compared to the prior year. The increase is primarily due to increased personnel and related costs for field supervisory support positions and credit card discount and bank fees associated with the Nashville and Mountain West acquisitions and $0.3 million in acquisition related expenses for integration of the 59 stores purchased during the first quarter of 2007. Higher corporate and field personnel salaries and benefits expense and professional fees associated with our transition to increased public reporting requirements also contributed to the increase.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the 39 weeks ended September 25, 2007 were $9.3 million compared to $5.2 million and $2.1 million for the successor and predecessor periods, respectively, ended September 26 and May 2, 2006. The increase compared to the prior year-to-date period is largely due to increased franchise rights and other intangibles amortization expense associated with increased franchise rights values due to the Transactions-related purchase accounting adjustments and the Nashville and Mountain West acquisitions.

Net Facility Impairment Charges. Facility impairment charges were not impacted by the purchase accounting adjustments. We recorded charges of $0.4 million for 20 properties during the 39 weeks ended September 25, 2007 and $0.4 million for 13 properties during the 39 weeks ended September 26, 2006.

Gain on Disposition of Assets. Gain on asset dispositions was $0.5 million and $0.7 million for the 39 weeks ended September 25, 2007 and September 26, 2006, respectively, and was not impacted by the purchase accounting adjustments.

Interest Expense. Interest expense was $28.5 million for the 39 weeks ended September 25, 2007 compared to $15.9 million and $3.7 million for the successor and predecessor periods, respectively, ended September 26 and May 2, 2006. The increase compared to the prior year-to-date period was due to higher average debt levels resulting from the Transactions and increased amortization of deferred debt issuance costs of $0.7 million.

Loss on Early Termination of Debt. During the predecessor period, a loss of approximately $11.3 million resulted from the $10.4 million make-whole payment made on our $100.0 million senior notes and write-off of $0.9 million of unamortized debt issue costs associated with the early termination of our debt which was extinguished on the close date of the Transactions.

Miscellaneous. Miscellaneous income was minimal for the 39 weeks ended September 25, 2007 compared to $0.6 million expense for the 39 weeks ended September 26, 2006, and was not impacted by the purchase accounting adjustments.

Income Taxes. From January 1, 2003 through May 2, 2006, the Company was an S Corporation for income tax purposes. As of May 3, 2006, the Company became a C Corporation. No income tax provisions were recorded in any periods presented in this report prior to May 3, 2006. For the 39 weeks ended September 25, 2007, we recorded income tax expense of $1.6 million which resulted in an effective income tax rate of 22.6% compared to an income tax benefit of $0.4 million or an effective tax rate of 21.9% during the prior year successor period. Our effective tax rate of 22.6% for fiscal 2007 is below statutory rates due to the impact of high tax credits and permanent items in relation to income before taxes.

Net Income. Net income for the 39 weeks ended September 25, 2007 was $5.6 million, compared to a net loss of $1.5 million for the successor period and $1.6 million for the predecessor period in fiscal 2006. Prior year results were impacted by $24.0 million of Transactions-related expenses. These prior year transaction expenses were partially offset by lower restaurant operating margins, increased depreciation, amortization and interest expense related to the purchase of the Company, increased professional fees incurred related to our increased public reporting requirements and increased tax expense.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facility and the senior subordinated notes; (2) capital expenditures, including those for our re-imaging plan, maintenance capital expenditures, and the introduction of the WingStreet™ concept at certain existing locations; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations and our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require utilization of the additional term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital. Recent changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our current credit facility. We will continue to evaluate the impact from these market changes as we assess our acquisition and other growth opportunities.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, current deferred income tax, accounts payable, accrued expenses and income taxes receivable/payable and was a deficit of $48.8 million as of September 25, 2007. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

At September 25, 2007, we had $48.3 million of borrowing capacity available under our revolving line of credit, net of $24.5 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth, if necessary, including $100.0 million of term loan capacity available under our existing credit facility.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $55.3 million for the 39 weeks ended September 25, 2007 and $32.5 million and $22.7 million for the successor and predecessor periods, respectively, in fiscal 2006. Cash flows from operations during the 39 weeks ended September 25, 2007 were impacted by lower earnings (after excluding $24.0 million in prior year transaction related expenses) which were the result of lower restaurant operating margins and higher interest expense and taxes. Cash from operations benefited from changes in working capital during the 21-week period ended September 26, 2006, which resulted in exceptionally strong cash flow results for the period. However, cash flow from operations during the predecessor period was negatively impacted by an $8.6 million reduction in working capital due to the timing of expenditures related to payroll and accounts payable as well as the required payment of accrued interest on our pre-acquisition debt which was extinguished prior to closing the Transactions.

Cash flows from investing activities

Cash flows used in investing activities were $47.4 million during the 39 weeks ended September 25, 2007 and $490.6 million and $13.1 million for the successor and predecessor periods of 2006, respectively. During the 39 weeks ended September 25, 2007, we completed an acquisition of 59 stores for $27.3 million (including capitalized acquisition costs of $0.2 million), and received proceeds from asset sales of $1.9 million. We also invested $22.1 million in capital expenditures, consisting of $20.9 million in our existing operations and $1.2 million for information technology equipment for the 59-store acquisition. These expenditures were partially funded by $2.0 million in proceeds from sale-leaseback transactions as reported in financing activities, for a net capital expenditure investment of $20.1 million year-to-date.

Under our location franchise agreements, we were eligible for reduced royalty rates of 2.5% for remodels completed prior to July 2006. Accordingly, during the 39 weeks ended September 26, 2006 we invested approximately $26.8 million in capital expenditures, primarily undertaken to ensure maximum royalty relief for the subject property asset remodels, and received proceeds of $1.8 million from the sale of assets. We timely completed all such planned major remodel activity as required by the deadline. Remaining cash used in investing activities during the 21 weeks ended September 26, 2006 consisted of costs relating to the Transaction totaling $478.8 million.

We expect to invest between $38.0 million to $41.0 million in capital expenditures during fiscal 2007. We expect to partially fund these capital expenditures with approximately $8.5 million of sale-leaseback proceeds, of which $2.0 million has been received to date. The remainder of the proceeds are expected to be received throughout the fourth quarter of 2007 and the first quarter of 2008, resulting in net estimated capital investment activities of $29.0 million to $33.0 million for fiscal 2007. We are significantly ahead of schedule on our asset re-image, rebuild/remodel requirements and have the option to reduce capital expenditures at management’s discretion to increase free cash flow and remain comfortably in compliance with our franchise agreements.

Pizza Hut, Inc. recently introduced an incentive program that will allow franchisees to defer major asset actions to December 31, 2014, two years beyond the original deadline of December 31, 2012, in return for developing a specified number of new WingStreet™ dine-in locations. As a result of these changes, and our previous accelerated completion rate, we expect to reduce our capital expenditure investment, net of anticipated sale-leaseback proceeds, to between $28 million and $30 million in 2008, not including acquisitions. However, we may choose to increase our fiscal 2008 capital investment to accommodate a potential increase in WingStreet™ development to accelerate the rollout of this brand throughout our system.

Cash flows from financing activities

Net financing cash outflows were $12.6 million for the 39 weeks ended September 25, 2007, net inflows were $483.0 million for the successor period in 2006, and net outflows were $9.3 million for the predecessor period. Net pay-downs under the revolving credit facility were $4.5 million year-to-date through third quarter 2007, despite borrowing approximately $11.0 million to partially fund our acquisition of 59 stores on March 13, 2007 and paying $0.1 million in debt issue costs. We voluntarily paid down $10.0 million of term bank facilities with excess cash from operations and received proceeds of $2.0 million for assets sold in the sale-leaseback transactions of two properties during 2007. The prior year successor period inflows were primarily impacted by $624.5 million of proceeds obtained to finance the Transactions, net of debt issue costs and payment of predecessor debt of $143.9 million. We received proceeds of $46.5 million for assets sold in a sale-leaseback transaction that was completed in September 2006. Under the terms of the new senior secured credit facility, we were required to apply fifty percent of certain of the net proceeds, after expenses (including taxes), from the sale-leaseback transaction as a pre-payment of the term loan facility. Additionally, we also voluntarily paid down $23.8 million of term bank facilities with excess cash from operations and the utilization of cash reserves on the balance sheet during this same period. Cash used in financing activities during the predecessor period consisted primarily of borrowings under the revolving credit facility, payments on bank term facilities, distribution to our prior stockholders and the $10.4 million make-whole payment on early termination of debt in conjunction with the Transactions.

We anticipate that we will be required to make an excess cash flow mandatory prepayment on our Term Loan B Note not later than 120 days after our 2007 fiscal year-end. We anticipate this mandatory prepayment based on projected 2007 results will range from $5.0 million to $7.0 million depending upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year-end each of which is defined in the credit agreement.

At September 25, 2007, we had $48.3 million of borrowing capacity available under our revolving line of credit net of $24.5 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including $100.0 million of term loan capacity available under our existing credit facility.

Letters of Credit

As of September 25, 2007, we had letters of credit, in the amount of $24.5 million, issued under our existing credit facility primarily in support of self-insured risks and franchise agreement obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our new senior secured credit facility bear interest at a floating rate. As of September 25, 2007, we had $242.2 million in funded floating rate debt outstanding under our senior secured credit facility. We entered into a $140.0 million amortizing fixed to floating rate interest rate swap at a fixed rate of 5.39% on June 6, 2006 (which had an unamortized balance of $125.0 million at September 25, 2007) leaving us with $117.2 million of floating rate debt at September 25, 2007. Accordingly, our net income will be affected by changes in interest rates. After giving effect to the swap, a 1.0% increase in this floating rate would increase annual interest expense by approximately $1.2 million.

Commodity Prices. Commodity prices of foods such as meat, cheese and wheat, can vary. The prices of these commodities can change throughout the year due to changes in supply and demand. Cheese and meat costs have historically represented approximately 30% and 13% of our cost of sales, respectively. We are a member of the UFPC, and utilize various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the volatility of those commodities from period-to-period. Based on information provided by the UFPC, as of September 25, 2007, approximately 40% of the Pizza Hut system’s anticipated cheese purchases are hedged for the balance of the fiscal year at prices below the average block cheese price during the first six weeks of our fourth fiscal quarter through a combination of derivatives taken under the direction of the UFPC. In addition, approximately 30% of the Pizza Hut system’s anticipated cheese volume has been hedged for fiscal year 2008 using similar UFPC hedging strategies. The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $2.6 million and $2.4 million for the 39 weeks ended September 25, 2007 and September 26, 2006, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting that occurred during our third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.3*	Distribution Agreement, dated as of January 5, 2004, between McLane Foodservice, Inc. and NPC International, Inc.

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.5*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz

10.6*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on May 28, 1999)

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007, filed January 25, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K is incorporated by reference

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 25, 2007

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 25, 2007

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Forms S-4 (File No. 333-138338) and incorporated herein by reference
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2007.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Finance Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)