Form 10-K
period 2007-12-25
NPC INTERNATIONAL INC
filed 2008-03-14
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding twelve months.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s equity. As of March 14, 2008, there were 1,000 shares of common stock outstanding.

IN DEX

PART I

Item 1.	Business

General

NPC International, Inc. (referred to herein as “NPC.” the “Company” or in the first person notations of “we,” “us” and “our”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States. We were founded in 1962 and, as of December 25, 2007, we operated 888 Pizza Hut units in 24 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2007, our operations represented approximately 15% of the domestic Pizza Hut restaurant system and 18% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

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

Our Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Pizza Hut restaurants generally provide carry-out and delivery, and are the only national pizza chain to offer full table service, with a menu featuring pizza, baked buffalo wings, salads, pasta, soft drinks and, in some restaurants, sandwiches and beer. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service, and are principally located in “1 to 2 Pizza Hut Towns.” Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. We also have units which include the WingStreet™ product line. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces, appetizers, salads and sandwiches which are available for dine-in, carry-out and delivery. For the fiscal year ended December 25, 2007, our sales were derived from the following occasions: 41% carry-out, 34% delivery and 25% dine-in.

The following table sets forth certain information with respect to each fiscal period:

	December 25, 2007		December 26, 2006		December 27, 2005
Average annual revenue per restaurant (1)	$791,958		$760,054		$756,431

Number of restaurants open at the end of the period:
Delco	227		205		179
RR	181		194		207
RBD	480		417		404

	888	(2)	816	(2)	790

(1)

In computing these averages, total net product sales for the fiscal periods were divided by weighted average stores in operation (858, 792 and 789 stores in 2007, 2006 and 2005, respectively). Each fiscal period consisted of 52 weeks.

(2)	Includes 58 and 24 units offering the WingStreet™ product line, as of December 25, 2007 and December 26, 2006, respectively.

On March 13, 2007, the Company acquired 59 Pizza Hut units from a Pizza Hut franchisee, the “Mountain West” acquisition, for $27.3 million (including capitalized acquisition costs of $0.2 million). Forty of these units are located throughout Idaho, four in eastern Oregon and fifteen in Washington.

On September 26, 2007, the Company acquired 17 Pizza Hut units in and around Ft. Myers and Naples, Florida from a Pizza Hut franchisee for $5.4 million (including capitalized transaction costs of $0.1 million).

Approximately 25%, or $121.0 million, of our fiscal 2007 delivery and carry-out sales were processed by our customer service representatives in seven call centers located in metro areas. As of December 25, 2007, substantially all of the delivery and carry-out sales for 190 restaurants were processed by these call centers. In addition, these call centers process overflow delivery and carry-out orders for approximately 315 units that are set up for busy or no answer call forward to the call center.

Pizza Hut, Inc.

Pizza Hut, Inc. (“PHI”) is the world’s largest pizza quick service restaurant, or “QSR,” company. As of December 31, 2007, the Pizza Hut brand had approximately 6,100 restaurants and delivery units in the United States and over 5,000 international units in more than 100 other countries, excluding licensed units. Since the first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, the Pizza Hut brand has become one of the most recognized brands in the restaurant industry.

PHI is owned and operated by Yum! Brands, Inc., or “Yum!” Yum! is the world’s largest QSR company, based on number of units, and as of December 31, 2007, its brands comprised over 33,000 units (excluding licensed units) in more than 100 countries and territories. In addition to Pizza Hut, Yum! also owns the restaurant brands Taco Bell, KFC, Long John Silver’s and A&W All-American Food Restaurants. Yum! has global scale capabilities in marketing, advertising, purchasing and research and development, and invests significant time working with the franchise community on all aspects of the business, ranging from new products to new equipment to new management techniques.

Our Products

Pizza Hut restaurants generally provide full table service, carry-out and delivery and a menu featuring pizza, baked buffalo wings, salads, soft drinks and, in some restaurants, pasta, sandwiches and beer. Pizza sales account for approximately 85% of our net product sales. Sales of alcoholic beverages are less than 1% of our net product sales.

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

The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces, appetizers, salads and sandwiches which are available for dine-in, carry-out and delivery, and is already the largest dedicated wing brand in the U.S., based on number of units. We have 58 units operating with the WingStreet™ format at December 25, 2007, and intend to selectively roll out this concept at certain of our existing locations, subject to the concept meeting established return criteria, over the next several years.

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

Business Growth Strategy

The primary focus of our business growth strategy is to deliver upon the fundamentals of restaurant operational excellence and customer service in our existing markets in order to grow our share of pizza occasions year over year. We intend to augment this basic strategy with (i) opportunistic acquisitions of Pizza Hut restaurants from franchisees or PHI, (ii) continued introduction of the WingStreet™ product line in our markets, (iii) the development of new Delco locations within our existing territories as justified by the number of currently unserved households and other relevant demographics and (iv) rebuilding or relocating existing assets to better serve our customers.

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

We operate 69% of our units under territory franchise agreements, with the remaining units operating under location franchise agreements.

Territory franchise agreements. Our territory franchise agreements provide us with the exclusive right to develop and operate Pizza Hut restaurants and delivery units within a defined geographic territory, such as a county. We also have the right to develop additional Pizza Hut restaurants and delivery units within our franchise territory. If we fail to develop a franchise territory or provide adequate delivery service as required under our franchise agreements, PHI would have the right to operate or franchise Pizza Hut restaurants in that area. As of December 25, 2007, we had no commitments for future development under any territory franchise agreement. Pursuant to our territory franchise agreements, we are required to pay a royalty rate of 4.0% of sales, as defined in the franchise agreements. The royalty rate for delivery units will increase to 4.5% as of January 1, 2010, 4.75% as of January 1, 2020 and 5.0% as of January 1, 2030.

Location franchise agreements. Our location franchise agreements provide us with the right to operate a Pizza Hut restaurant at a specific location. For dine-in restaurants, PHI may not develop or franchise a new dine-in restaurant in a geographical circle centered on the restaurant containing 15,000 households and with a radius of at least one mile and no more than ten miles. For Delcos, as long as we provide adequate delivery service to our delivery area, PHI may not provide or license delivery service to any point within the delivery area. If PHI identifies an opportunity to open a new restaurant, within a Site Specific Market (no Territorial franchisees and no PHI-owned units), and we operate the closest Pizza Hut restaurant, PHI must first offer the new opening opportunity to us. Under our location franchise agreements, we are required to pay a royalty rate of 6.5% of sales, as defined in the franchise agreements. Completion of a remodel of a dine-in restaurant prior to July 1, 2006 resulted in a 2.5% royalty rate reduction; remodels completed after this date will receive a 1.5% royalty rate reduction. Rebuilds and relocations qualify for a 2.5% reduction of the royalty rate at that location.

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

Franchise agreement asset upgrade requirements. The 2003 location and territory franchise agreements require us to perform facility upgrades to dine-in restaurants constructed before 1998; however, there is no specific provision under the franchise agreements related to required asset activity with respect to our Delco’s. The required asset upgrade is determined based upon a combination of (i) the 2002 sales volume of the individual location, and (ii) the population within a three mile radius. These factors are measured for each location relative to established benchmarks to determine the required asset action for each location. The required asset actions consist of three activity classes (i) partial re-image, (ii) full re-image, and (iii) rebuild, relocate or remodel. The partial re-image is the least costly of the standards and is generally reserved for low-volume, low population density locations. A full re-image is generally required for restaurants with average volumes and low population densities and a rebuild, relocate or remodel is generally required for high volume assets or average volume restaurants with high population densities. We must achieve satisfactory progress in completing these asset activities, as determined at various checkpoints through-out the term of the agreement to remain in compliance. All partial and full re-images must be completed by the newly extended deadline of September 30, 2009 and all rebuild, remodel and relocation activities must be completed by December 31, 2014, as noted below. We were in full compliance with the upgrade requirements defined in the agreement as of December 25, 2007. During fiscal 2007 PHI announced a new incentive program to increase the Pizza Hut system’s adoption of the WingStreet™ dine-in asset format. Specifically, PHI is offering a two year deferral of the major asset action deadline from December 31, 2012 to December 31, 2014 in return for the development of three new WingStreet™ dine in assets by December 31, 2008. At the time of the completion of these units, the Company will be the beneficiary of an amendment of its franchise agreements extending the aforementioned deadline 2 years. The Company intends to develop the WingStreet™ dine-in locations within the timeline permitted to ensure the extension of this deadline.

The 2006 location franchise agreement that we executed in conjunction with our acquisition in October 2006 of 39 units from PHI in and around Nashville, TN requires us to bring all assets, including Delco’s in that market, in compliance with PHI’s minimum asset standards and re-image specifications, to the extent not in compliance on the acquisition date, on a pro-rata basis, during the initial 6 years of the franchise agreement. In addition, we are required to ensure that 70% of the dine-in assets have had a major asset action (defined as a rebuild, relocate, or remodel) completed by the 10th anniversary of the franchise agreement. Any acquired location that has undergone such an action since January 1, 1998, but prior to our acquisition, counts toward the required percentage completion for the dine-in assets governed by this franchise agreement. We must achieve satisfactory progress in completing these asset activities, determined at various anniversary checkpoints throughout the initial 10 year term of the agreement to remain in compliance. We were in full compliance with the upgrade requirements defined in the agreement as of December 25, 2007.

WingStreet™ agreement. Effective December 25, 2007, the Company entered into a new agreement (the “WingStreet™ agreement”) with PHI that terminated its prior WingStreet™ franchise agreement addendum, which the Company has operated under since December 16, 2005. This agreement identifies the WingStreet™ concept as a Pizza Hut product line or menu extension that is to be incorporated under the Company’s existing franchise agreements with PHI. The WingStreet™ agreement allows the addition of the less costly WingStreet™ Lite format, as defined in accordance with PHI specifications, to an existing dine-in asset to constitute an approved full re-image under the existing franchise agreements. Additionally, the WingStreet™ agreement extends the deadline for all re-image and signage requirements currently in place under the existing franchise agreements from September 30, 2008 to September 30, 2009. Finally, the WingStreet™ agreement provides that the maximum royalty fee to be charged to a unit that incorporates the WingStreet™ product line should not exceed 6.25% of net sales, as defined in the franchise agreements. This rate is a reduction from the exiting royalty rate of 6.5% that is currently being paid on certain Delco units operating under our location franchise agreements.

In connection with the Transactions, on March 7, 2006, we entered into an amendment to the franchise agreements, which, among other things, includes PHI’s consent to the Transactions and certain restrictions on us, including the requirement that PHI approve the appointment of certain of our officers.

Promotion and Advertising

We spend on average 6.2% of net product sales on local and national advertising activities. We are required under our franchise agreements to be a member of the International Pizza Hut Franchise Holder’s Association (IPHFHA), an independent association of substantially all Pizza Hut franchisees. IPHFHA requires its members to pay dues, which are spent primarily for national advertising and promotion. Dues are 2.5% of gross sales, as defined in the franchise agreement. AdCom, a joint advertising committee, consisting of representatives from PHI and IPHFHA, directs the national advertising campaign. PHI is not a member of IPHFHA, but has agreed to make contributions with respect to those restaurants it owns on a per-restaurant basis to AdCom at the same rate as its franchisees. National advertising represents approximately 41% on average of our advertising expenditures.

In addition, each Pizza Hut restaurant is required pursuant to franchise agreements to contribute dues of 1.75% of gross sales, as defined in the franchise agreement, to advertising cooperatives. The advertising cooperatives control the advertising within designated markets specified by PHI. As the major operator in most markets, we control the majority of the advertising cooperatives in which we participate. Approximately 80% of our units are in marketing areas in which we control local cooperative advertising. The advertising cooperatives are required to use their funds to purchase broadcast media advertising within the designated marketing areas. All advertisements must be approved by PHI. Our contributions to advertising cooperatives represent approximately 29% of our advertising expenditures during the fiscal year ended December 25, 2007.

For 2008 only, the advertising cooperatives have agreed to transfer amounts equal to 0.75% of member gross sales from local advertising to the AdCom for its national advertising campaign, bringing the total national advertising budget for 2008 to 3.25%. The cooperative members will re-evaluate this transfer for future years during the fourth quarter of 2008.

The remaining 30% of our total advertising expenditures are utilized within our discretion for local print marketing, including coupon distribution as well as telephone directory advertising, point of purchase materials, local store marketing and sponsorships.

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

We are also subject to Americans with Disabilities Act of 1990, or “ADA.” The ADA is a federal law which prohibits discrimination against people with disabilities in employment, transportation, public accommodation, communications and activities of government. In part, the ADA requires that public accommodations, or entities licensed to do business with the public, such as restaurants, are accessible to those with disabilities. The U.S. Department of Justice, or “DOJ,” began a compliance review in September 2002 with respect to our compliance with the ADA at our restaurants. In November 2004, the DOJ completed inspections at a random sampling of our restaurants. In March 2006, we reached a settlement agreement with the DOJ, resolving alleged violations of the ADA at our facilities. Pursuant to the settlement agreement, we will complete access work to all of our existing owned Pizza Hut properties so that each restaurant will meet minimum, detailed criteria listed in the agreement. We will also survey and evaluate all existing dine-in facilities that are subject to the ADA’s more stringent new construction and alterations standards at the time of their construction or alteration and bring them into full compliance with the ADA. We will work with landlords at facilities we lease to ensure accessibility and will also complete ADA training of our restaurant operators.

Seasonality

The Company typically experiences lower net product sales and net income in the second and third quarters of the year. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Working Capital Practices

Our working capital was a deficit of $40.8 million as of December 25, 2007. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid; therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Supervision and Control

Our operations are divided into two territories, each supervised by a territory senior vice president or vice president who is supported by administrative, marketing, financial, construction and human resource staff. The two territory vice presidents oversee 15 regions with 38-78 units per region. Each region is supervised by a regional manager who oversees 7-10 area managers that are responsible for 5-10 units each. The vast majority of our employees are hourly wage earners that work at the local restaurant level.

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

Employees

As of December 25, 2007, we had approximately 20,000 employees, of which approximately 90% were employed on an hourly basis. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.

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

We are subject to changes in economic, market and other conditions.

The highly competitive QSR segment can be materially affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends and consumer disposable income;

•	changes in consumer tastes;

•	consumer concerns about health and nutrition;

•	consumer concerns about food safety and general restaurant sanitation;

•	increases in the number of, and particular locations of, competing restaurants;

•	changes in traffic patterns;

•	increases in fuel prices;

•	inflation;

•	increases in utility costs;

•	the effectiveness of the hedging program for cheese prices and long-term supply contracts directed by the UFPC;

•	increases in the cost of ingredients, such as cheese, beef and chicken, dough and packaging;

•	increased labor costs, including healthcare and minimum wage requirements;

•	the availability of experienced management and hourly-paid employees;

•	the impact of inclement weather, natural disasters and other calamities; and,

•	the effects of war or terrorist activities and any governmental responses thereto.

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

An increase in our operating costs could adversely affect our profitability. Factors such as inflation, including but not limited to, increased food costs, increased labor and employee benefit cost and increased energy costs may adversely affect our operating costs. Additionally, significant increases in gasoline prices could result in a decrease of customer traffic at our units and increased operating costs. Most of the factors affecting cost are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers. Most ingredients used in our pizza, particularly cheese, dough and meat, which are the largest components of our food costs, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. While we have developed strategies to mitigate or partially offset the impact of higher commodity costs, there can be no assurances such measures will be successful. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated. The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $3.5 million in 2007, without giving effect to the UFPC directed hedging programs. In addition, our participation in the food hedging programs directed by the UPFC may hedge less than half of our cheese prices and therefore may not adequately protect us from price fluctuations. Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. Recently, there has been legislation passed to increase certain states’ minimum wage rates. Further, in May 2007, the United States Congress passed a bill, which was signed into law, to increase the federal minimum wage rate per hour as follows: from $5.15 to $5.85 effective July 24, 2007; $6.55 effective July 24, 2008 and $7.25 effective July 24, 2009. The federal tipped wage rate remained unchanged at $2.13 per hour. To the extent that we are not able to raise our prices or increase our productivity to compensate for increases in food, labor, fuel or other costs, this could have a material adverse effect on our operating results.

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

Our operations are dependent upon the successful and uninterrupted functioning of our computer and information systems. Our systems could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. System defects, failures and interruptions could result in:

•	additional development costs;

•	diversion of technical and other resources;

•	loss of customers and sales;

•	loss of customer data;

•	negative publicity;

•	harm to our business and reputation; and,

•	exposure to litigation claims, fraud losses or other liabilities.

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

If we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation.

As do most retailers, we receive certain personal information about our customers. In addition, our online operations at www.pizzahut.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems that results in customer personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations.

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

Our results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in the communities in which our restaurants are located, and, therefore, we are susceptible to economic slowdowns. A significant weakening in any of the local economies in which we operate may cause our guests to curtail discretionary spending, which in turn could have a material adverse effect on our profitability. Increased gas prices, declining home sales and values, the negative impact of changes in the subprime mortgage market and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in certain segments of the restaurant industry, including the segment in which we compete.

We are subject to all of the risks associated with owning and leasing real estate.

As of December 25, 2007, we owned the land and/or the building for 30 restaurants and leased the land and/or building for 858 restaurants. Accordingly, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, as well as liability for environmental contamination.

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

In addition, we self-insure a significant portion of expected losses under our workers’ compensation, employee medical, general liability, auto and non-owned auto programs. Reserves are recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and unreported. If our reserves were inadequate to cover costs associated with settling claims associated with these programs, or a judgment substantially in excess of our insurance coverages, our financial condition and cash flow could be adversely affected.

Our annual and quarterly financial results may fluctuate depending on various factors, including seasonality of the business, many of which are beyond our control.

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, which include:

•	variations in timing and volume of our sales;

•	sales promotions by us and our competitors;

•	changes in average same store sales and customer visits;

•	variations in the price, availability and shipping costs of our supplies;

•	timing of holidays or other significant events;

•	changes in competitive and economic conditions generally;

•	changes in the cost or availability of our ingredients or labor; and

•	weather, natural disasters and other calamities;

•	variations in the timing of new restaurant openings, introduction of the WingStreet™ product line and restaurant opening costs.

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

We are subject to extensive government and industry regulation, and our failure to comply with existing or increased regulations could adversely affect our business and operating results.

We are subject to extensive federal, state and local laws and regulations, including those relating to:

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with the Americans with Disabilities Act of 1990;

•	industry regulation regarding credit card information;

•	reporting of credit card information;

•	working and safety conditions; and,

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.

In 2006 we reached a settlement with the U.S. Department of Justice regarding alleged violations of the ADA at our restaurants. Additionally, in recent years there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among QSRs. As a result, we may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses. We may become subject to legislation or regulation seeking to tax and/or regulate high-fat foods. If we fail to comply with existing or future regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

Failure by us to establish, maintain and apply effective internal control over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business. We are required to comply for fiscal 2007.

For the year ended December 25, 2007, we are required to comply with Section 404 of the Sarbanes-Oxley Act, and for fiscal 2009 we will have to obtain an annual attestation from our independent registered public accounting firm regarding our internal control over financial reporting. Failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements. If we fail to remedy any material weakness, our financial statements may be inaccurate and we may face restricted access to the capital markets.

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

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt (exclusive of hedging agreements) and prevent us from meeting our debt obligations.

We are highly leveraged. As of December 25, 2007, our total funded indebtedness was $430.5 million. We had an additional $35.0 million available at that date for borrowing under the revolving credit facility of our senior secured credit facility. The following table shows our level of indebtedness and certain other information as of December 25, 2007:

As of December 25, 2007
(in millions, except percentages)
Floating rate debt (1)	$130.5
Fixed rate debt (1)	300.0

Total debt	430.5
Shareholders’ equity	168.3

Total capitalization	$598.8

Ratio of total debt to total capitalization	71.9%

(1)

The floating rate debt included in the table above is reduced by $125.0 million, which is the notional amount of the floating-to-fixed rate interest rate swap at December 25, 2007, and is included in fixed rate debt. This subsequently amortized to $85.0 million on December 31, 2007 based on the swap’s amortization schedule. In addition, we entered into a floating-to-fixed rate interest rate swap on January 31, 2008 with a notional balance of $50.0 million which is not reflected herein.

Our high degree of leverage could have important consequences, including:

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

•	exposing us to interest rate risk as certain of our borrowings, including borrowings under our senior secured credit facility, will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facility and the indenture governing the notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

In addition, we have substantial obligations under our operating leases relating to a substantial portion of our retail facilities as well as our regional offices. For fiscal 2007, our minimum required operating lease payments were approximately $37.1 million.

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

Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require utilization of the additional term loan borrowing capacity under our credit facility as well as other sources of debt or additional equity capital. Recent changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our current credit facility. If the Company were to access additional debt financing beyond our revolving credit facility to sustain our capital resource growth, it is anticipated that any such additional financing may be at higher costs than the Company’s currently outstanding borrowings under its existing credit facility. In addition any utilization of the additional term loan borrowing capacity under our existing credit facility may result in a reset of the interest rate on our existing term loan borrowings, which would increase our borrowing costs based on current market conditions.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth certain information regarding restaurants operated by the Company as of December 25, 2007:

Number of Restaurants
Alabama	103
Arkansas	63
Delaware	10
Florida	55
Georgia	53
Idaho	40
Illinois	31
Indiana	14
Iowa	53
Kansas	14
Kentucky	28
Louisiana	31
Minnesota	6
Mississippi	99
Missouri	25
North Carolina	41
North Dakota	14
Oklahoma	25
Oregon	26
South Carolina	10
South Dakota	21
Tennessee	88
Texas	20
Washington	18

888

Our restaurants are primarily located in non-metro markets with 55% of our restaurants located in “1 to 2 Pizza Hut Towns” in which the local Pizza Hut is one of a limited number of dining and employment alternatives. In addition, we believe we benefit from the geographic diversity of operating 888 units in 24 states, as of December 25, 2007, and that this targeted geographic diversification mitigates our exposure to local economic influences. The majority of our units are in the Midwest, South, and Southeast where we believe Pizza Hut’s brand is strongest and its style of pizza has a high level of consumer acceptance. We have no presence in the Northeast and California markets, where operational and compliance costs tend to be higher.

As of December 25, 2007, we leased approximately 97% of our restaurant properties, as indicated below. The majority of our existing lease terms end within the next five to ten years. We expect to renew virtually all of these leases, by exercising lease extension options, which exist in a majority of our leases, for a period of generally one to five years. All leased properties are owned by unaffiliated entities. Our annual base rent for such properties for fiscal 2007 was approximately $35.3 million and contingent rents were approximately $1.8 million.

Restaurants in Operation as of December 25, 2007
	Own	Lease	Total
Red Roof	16	165	181
RBD	13	467	480
Delco and other	1	226	227

Total	30	858	888

The Company operated 888 restaurants as of December 25, 2007, which were located in buildings either owned or leased by us. The distinctive Pizza Hut red roof is the identifying feature of Pizza Hut restaurants throughout the world. Pizza Hut restaurants historically have been built according to identification specifications established by PHI relating to exterior style and interior décor. Variations from such specifications is permitted only upon request and if required by local regulations or to take advantage of specific opportunities in a market area. Property sites range from 10,000 to 80,000 square feet. Typically, Red Roof and RBD units range from 1,800 to 5,600 square feet, including a kitchen area, and have seating capacity for 70 to 125 persons. Delco units range from 800 to 3,000 square feet.

We own our restaurant service center office in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. We also own our 12,000 square foot principal executive office building in Overland Park, Kansas. We currently lease from third parties office space for our regional offices in Pelham, Alabama; Little Rock, Arkansas; Pensacola, Florida; Twin Falls, Idaho, Altoona, Iowa; Evansville, Indiana; Bossier City, Louisiana; Brandon, Mississippi; Greensboro, North Carolina; Portland, Oregon; Sioux Falls, South Dakota; and, Bartlett and Nashville, Tennessee. We also lease space for our call centers operated by us in Springfield, Missouri; Long Beach , Mississippi.; Jackson, Mississippi; Birmingham, Alabama; Bartlett, Tennessee; Shreveport, Louisiana; and Portland, Oregon.

Item 3.	Legal Proceedings.

On January 11, 2008, a lawsuit against the Company, entitled Hildreth v. NPC International, Inc.,Case No. 2:08-CV-10-FTM-34-DNF (“Hildreth”), was filed in the United States District Court for the Middle District of Florida. The Hildreth lawsuit was filed by three persons claiming they were customers who made purchases from one of the Company restaurants. The Complaint they filed indicates that plaintiffs will ask the Court to certify the case as a class action to assert claims on behalf of all individuals in the United States who, on or after December 4, 2006, the Company willfully provided at the point of sale or transaction with an electronically-printed receipt that violated U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act (“FACTA”). The Complaint in the Hildreth case also states that plaintiffs in the case do “not seek to quantify or recover actual damages,” but only seek statutory damages for each willful violation under FACTA. Similar complaints have recently been filed against a number of other retailers and restaurant operators.

The Hildreth case is still in its preliminary stages and discovery has not begun. The Company was served on January 28, 2008, and filed its response to the Complaint on March 10, 2008. Also, plaintiffs have not yet filed a motion to certify a class and, accordingly, the Court has not yet ruled whether to certify a class of any kind. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to defend it vigorously, including plaintiffs’ apparent attempt to certify a class.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during fiscal year 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any class of common equity of the Company. There is one holder of record of the outstanding shares of common stock of the Company.

The Company did not issue or sell any equity securities during fiscal 2007 that were not registered under the Securities Act of 1933, as amended.

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

	Predecessor
	52 Weeks ended Dec. 30, 2003	52 Weeks ended Dec. 28, 2004	52 Weeks ended Dec. 27, 2005	18 Weeks ended May 2, 2006		34 Weeks ended Dec. 26, 2006	52 Weeks ended Dec. 25, 2007
Consolidated Statements of Income (Loss):
Sales:
Net product sales	$549,342	$581,077	$596,824	$214,587		$387,376	$679,500
Fees and other income	13,046	13,261	15,187	5,881		10,489	18,345

Total sales	562,388	594,338	612,011	220,468		397,865	697,845
Costs and expenses:
Cost of sales	143,958	160,248	161,114	54,896		102,879	184,612
Direct labor	156,718	163,134	165,576	59,008		109,951	192,426
Other restaurant operating expenses	175,942	180,303	186,601	66,032		130,595	222,144
General and administrative expenses	30,560	31,839	32,547	24,372		24,513	39,058
Corporate depreciation and amortization of intangibles	6,295	7,321	6,517	2,144		8,107	12,468
Net facility impairment charges	1,085	655	1,320	100		220	669
Loss on sale of franchise territory	1,714	—	—	—		—	—
Net (gain) on disposition of assets	(643)	(922)	(4,157)	(207)		(615)	(685)

Total costs and expenses	515,629	542,578	549,518	206,345		375,650	650,692

Operating income	46,759	51,760	62,493	14,123		22,215	47,153

Other income (expense):
Interest expense	(17,572)	(15,322)	(14,630)	(3,744)		(25,306)	(38,015)
Loss on early termination of debt	—	(1,980)	—	(11,306)		—	—
Miscellaneous	(367)	(342)	(575)	(690)		87	11

Income (loss) before income taxes and extraordinary item	28,820	34,116	47,288	(1,617)		(3,004)	9,149
Provision (benefit) for income taxes(1)	(2,825)	—	—	—		(1,881)	1,379

Net income (loss)	$31,645	$34,116	$47,288	$(1,617)		$(1,123)	$7,770

Restaurant Operating Data:
Number of restaurants (at period end)	795	794	790	792		816	888
Same store net product sales index	1.3%	6.6%	3.2%		(2)	(2)	3.2%
Working Capital	$(59,318)	$(46,221)	$(48,563)	$(172,038	) (3)	$(31,464)	$(40,844)
Consolidated Balance Sheet Data:
Total assets	$398,535	$408,369	$411,201	$406,420		$805,702	$829,959
Total debt (including current portion)	$162,641	$156,150	$130,185	$136,346		$431,700	$430,500

(1)

We elected to adopt subchapter S filing status effective January 1, 2003, at which time we became a “flow-through” entity for federal income tax purposes. In connection with the Transactions, we converted to a C Corporation filing status and have become subject to state and federal income taxes.

(2)	Same store net product sales for the 52 weeks ended December 26, 2006 were 0.0% and were not impacted by the purchase accounting adjustments.
(3)	Working capital at May 2, 2006 included $127,346 of current portion of long-term debt due to the Transactions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than current or historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the risk factors described in Item 1A, Risk Factors-, and the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in food, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the UFPC;

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the risks associated with the expansion of our business;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	and, various other factors beyond our control.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Introduction

As you read this section, please refer to our Consolidated Financial Statements and accompanying notes found in Item 8. Our Consolidated Statements of Income (Loss) show our operating results for the fiscal year ending December 25, 2007, the period May 3, 2006 through December 26, 2006 and December 28, 2005 through May 2, 2006, and the fiscal year ended December 27, 2005. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of (Loss) Income. We also suggest you read Item 1A, “Risk Factors” which will help your understanding of our financial condition, liquidity and operations.

Overview

Who We Are. We are the largest Pizza Hut franchisee in the world and the largest franchisee of any restaurant concept in the world. We were founded in 1962 and, as of December 25, 2007, we operated 888 Pizza Hut units in 24 states with significant presence in the Midwest, South and Southeast. As of December 25, 2007, we comprised approximately 15% of the domestic Pizza Hut restaurant system and 18% of the domestic Pizza Hut franchised restaurant units, excluding licensed units.

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

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ended on the last Tuesday in December. Fiscal years 2007, 2006 and 2005 each contained 52 weeks. Fiscal 2008 will contain 53 weeks.

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

Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period ending May 2, 2006, the day prior to the date of consummation of the Transactions (“Predecessor”), and (2) the period beginning May 3, 2006 and after utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. In fiscal 2007, pizza sales accounted for approximately 85% of net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, same store sales and seasonality.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers and vending receipts.

Store Openings and Closures. Store openings, acquisitions, relocations and closures affect period-over-period comparisons. In addition to growth through new store openings and acquisitions, stores that do not meet our operating performance or image criteria are either rebuilt, relocated or closed without replacement. The table below shows the number of stores operated during the 52 weeks ended December 25, 2007. At December 25, 2007, 58 stores included the WingStreet™ format compared to 24 WingStreet™ units at December 26, 2006:

52 Weeks Ended December 25, 2007
Beginning Balance	816
Developed (1)	20
Acquired	76
Closed(1)	(24)

Ending Balance	888

(1)	Eleven units were relocated or rebuilt and are included in both the developed and closed totals above.

Same Store Net Product Sales/Sales Growth. The primary driver of sales growth in fiscal 2007 was increased full time equivalent stores due to acquisitions totaling 76 stores and the development of new stores and increased same store net product sales. The primary driver of sales growth in fiscal 2006 was increased full time equivalent stores due to an acquisition of 39 stores and the development of new stores. The most important driver of the growth in our restaurant sales in fiscal 2005 was increased same store net product sales. Same store net product sales refer to period-over-period sales comparisons for stores under our operation for at least 12 months.

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

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our cost of sales primarily have been comprised of the following: cheese: 30-35%; dough: 16-19%; meat: 13-17%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal year 2008 through a combination of derivatives taken under the direction of the UFPC.

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

Demographics and Consumer Spending

Lifestyle and demographic trends are generally positive drivers of the restaurant industry. The QSR industry has experienced consistent growth driven by historically favorable economic and consumer trends, including the increasing number of dual-income and single-parent households, increased disposable income and discretionary spending, an aging baby boomer generation, the rising time constraints of today’s average consumer and relatively low levels of inflation. However, increased gas prices, declining home values and sales, the negative impact of changes in the subprime mortgage market, and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in certain segments of the restaurant industry, including the segment in which we compete.

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

Commodity Prices

Commodity prices of packaging products and ingredients such as cheese, dough, and meat, can vary. The prices of these commodities can change throughout the year due to changes in supply and demand. We continued to experience significant inflation in the block cheddar cheese market during fiscal 2007. The block cheese price for fiscal 2007 averaged $1.75, an increase of $0.50 or 40.7% versus the average price for fiscal year 2006. The average costs of meat and packaging increased during fiscal 2007 by 0.7% and 5.0%, respectively, as compared to the prior year. Additionally, the cost of dough increased 9.5% as compared to the prior year, with the majority of the increase experienced during the fourth quarter of fiscal 2007.

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

Inflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We are not always able to offset higher costs with price increases. The aforementioned state minimum wage rates increased our direct labor expense by approximately $1.4 million during fiscal 2007 and we anticipate it will increase direct labor expense by approximately an additional $1.8 million in fiscal 2008. Further, the impact to our direct labor costs for the federal minimum wage increase effective July 24, 2007 was approximately $1.2 million during fiscal 2007. We project the federal minimum wage increase will result in an increase of our direct labor expense of approximately $3.9 million in fiscal 2008. We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset all of this increase through pricing initiatives, auxiliary cost savings and productivity improvements in our restaurants.

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

Long-lived assets. The Company reviews long-lived assets related to each restaurant annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a “two year history of cash flow losses” as the primary indicator of potential impairment. Based on the best information available, an impaired restaurant is written down to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is determined by discounting estimated future cash flows including the estimated net realizable value of the property, if any. Additionally, when a commitment is made to close a unit beyond the quarter in which the closure commitment is made, it is reviewed for impairment and depreciable lives are adjusted. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Intangible assets. Goodwill is tested annually for impairment using a discounted cash flow method. The Company’s finite-lived intangible assets, namely franchise rights, are being amortized over the life of the franchise agreements and are tested annually for impairment using an undiscounted cash flow method in comparison to the carrying value of the reporting unit. Indicators that suggest the carrying amount of the assets may not be recoverable will require an impairment write-down. Goodwill and franchise rights were reviewed by management for impairment, and, as of December 25, 2007, determined there was no impairment. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

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

A 10% change in our self-insured liabilities estimates would have affected net earnings by approximately $1.7 million for the fiscal year ended December 25, 2007.

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

Lease Accounting. Certain of our lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the lease term. Lease terms are determined based upon management’s estimate of the commercial viability of the location. The lease terms are used in determining straight line rent expense and classification of leases as either an operating lease or a capital lease. In addition, landlord-provided tenant improvement allowances are recorded in other liabilities and amortized as a credit to rent expense over the term of the lease. Favorable lease amounts are amortized to expense over the remaining lease term. Unfavorable lease amounts are amortized to expense over the remaining life of the current contractual lease term.

Deferred Income Taxes. Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.

Effective December 27, 2006, we began to measure and record tax contingency accruals in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we will recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. However, if actual tax settlements are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material.

Recently Issued Accounting Statements and Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” and related FSP No. 157-1 and FSP No. 157-2 in February 2008. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FSP FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS No. 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2008 and is not expected to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. We do not expect SAB 110 to have a material impact on our consolidated financial statements.

Results of Operations

As a result of the purchase accounting adjustments described in “New Basis of Accounting” above, the successor periods ended December 25, 2007 and December 26, 2006 and the predecessor periods ended May 2, 2006 and December 27, 2005 presented in the following tables may not be comparable. The table below presents selected restaurant operating results as a percentage of net product sales for the 52 weeks ended December 25, 2007, 34 and 18 week periods ended December 26 and May 2, 2006 and the 52 weeks ended December 27, 2005:

	Predecessor
	52 Weeks Ended Dec. 27, 2005	18 Weeks Ending May 2, 2006	34 Weeks Ended Dec. 26, 2006	52 Weeks Ended Dec. 25, 2007
Net product sales	100.0%	100.0%	100.0%	100.0%
Direct restaurant costs and expenses
Cost of sales	27.0%	25.6%	26.6%	27.2%
Cost of labor	27.7%	27.5%	28.4%	28.3%
Other restaurant operating expenses	31.3%	30.8%	33.7%	32.7%

Fiscal 2007 Compared to Fiscal 2006

Net Product Sales. Net product sales for the 52 weeks ended December 25, 2007 compared to the 52 weeks ended December 26, 2006 were $679.5 million and $602.0 million, respectively, an increase of $77.5 million, or 12.9%, resulting largely from an 8.5% increase in weighted average stores in operation due to acquisitions and development, with comparable store sales increasing 3.2% rolling over last year’s flat comparable store sales result.

Fees and Other Income. Fees and other income were $18.3 million for the 52 weeks ended December 25, 2007, compared to $16.4 million for the 52 weeks ended December 26, 2006, for an increase of $1.9 million or 12.1%. The increase is primarily due to higher delivery fees attributable to increased weighted average stores in operation and increased delivery transactions in comparable stores.

Cost of Sales. Cost of sales was $184.6 million for the 52 weeks ended December 25, 2007, compared to $157.8 million for the 52 weeks ended December 26, 2006, for an increase of $26.8 million or 17.0%. Cost of sales increased 1.0%, as a percentage of net product sales, to 27.2%, compared to 26.2% in the prior year. This increase is primarily due to a 12.4% increase in cheese costs (net of UFPC hedging benefits), a 9.5% increase in dough costs, a 5.0% increase in packaging costs, and a 0.7% increase in meat costs compared to last year. These increases were partially offset by pricing initiatives.

Direct Labor. Direct labor costs for the 52 weeks ended December 25, 2007 as compared to December 26, 2006, were $192.4 million and $169.0 million, respectively, an increase of $23.4 million, or 13.9%. Direct labor costs increased 0.2%, as a percentage of net product sales, to 28.3% compared to 28.1% in the prior year primarily due to higher wage rates caused largely by certain state and federal minimum wage increases and higher workers’ compensation expense, which were partially offset by the leveraging impact of higher sales on fixed labor costs due to the benefit of increased comparable store sales.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 52 weeks ended December 25, 2007 were $222.1 million compared to $130.6 million and $66.0 million for the successor and predecessor periods ended December 26 and May 2, 2006, respectively. Other restaurant operating expenses were 32.7% of net product sales for the 52 weeks ended December 25, 2007 compared to 33.7% and 30.8% of net product sales for the prior year successor and predecessor periods, respectively. The decrease of expenses as a percentage of net product sales compared to the 34 weeks ended December 26, 2006 is primarily due to lower depreciation expense associated with fewer fee-owned properties related to the 89 property sale-leaseback transaction in late third and fourth quarter of 2006 and short-lived assets becoming fully depreciated during the second quarter of 2007, without replacement. Depreciation expense for store operations was $28.9 million or 4.2% of net product sales for fiscal 2007 compared to $29.3 million or 4.9% of net product sales in fiscal 2006 ($21.3 million or 5.5% of net product sales-successor and $8.0 million or 3.7% of net product sales-predecessor). Additionally, lower delivery driver expenses related to changes in our delivery driver reimbursement program were partially offset by increased rent due to the aforementioned 2006 sale-leaseback transactions and lower business interruption insurance proceeds received during 2007 related to the 2005 hurricanes.

General and Administrative Expenses. General and administrative expenses for the 52 weeks ended December 25, 2007 were $39.1 million compared to $24.5 million and $24.4 million for the successor and predecessor periods, respectively, ended December 26 and May 2, 2006. Predecessor general and administrative expenses included $11.9 million in accelerated deferred compensation expense incurred as a result of the termination of the Executive Deferred Compensation Plan as required by the Transactions and $0.8 million of related professional fees. Net of these items, general and administrative expenses increased $2.9 million compared to the prior year. The increase is primarily due to increased personnel and related costs for field supervisory support positions and credit card discount and bank fees associated with the increase in weighted average stores in operation and higher corporate and field personnel salaries and benefits expense which were partially offset by lower profit sharing and bonus expense. The prior year successor period included a $1.2 million adjustment for bad debt expense related to insurance reserves for claims that we believe will not be reimbursed due to the deteriorating financial condition of an insurance company with which we previously conducted business.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the 52 weeks ended December 25, 2007 were $12.5 million compared to $8.1 million and $2.1 million for the successor and predecessor periods, respectively, ended December 26 and May 2, 2006. The increase compared to the prior year is largely due to increased franchise rights amortization expense associated with increased franchise rights values due to the Transactions-related purchase accounting adjustments and the Nashville and Mountain West acquisitions.

Net Facility Impairment Charges. Facility impairment charges were $0.7 million for 23 properties during the 52 weeks ended December 25, 2007. We recorded charges of $0.7 million for 19 properties during the 52 weeks ended December 26, 2006, which were partially offset by a $0.4 million reversal of prior year charges due to favorable sub-lease activity, for total net facility impairment expense of $0.3 million.

Gain on Disposition of Assets. Gain on asset dispositions was $0.7 million and $0.8 million for the 52 weeks ended December 25, 2007 and December 26, 2006, respectively.

Interest Expense. Interest expense was $38.0 million for the 52 weeks ended December 25, 2007 compared to $25.3 million and $3.7 million for the successor and predecessor periods, respectively, ended December 26 and May 2, 2006. The increase compared to the prior year was due to higher average debt levels resulting from the Transactions. Amortization of deferred debt issuance costs was $2.2 million and $1.4 million for fiscal 2007 and 2006, respectively.

Loss on Early Termination of Debt. During the predecessor period, a loss of approximately $11.3 million resulted from the $10.4 million make-whole payment made on our $100.0 million senior notes and write-off of $0.9 million of unamortized debt issue costs associated with the early termination of our debt which was extinguished on the close date of the Transactions.

Miscellaneous. Miscellaneous income was minimal for the 52 weeks ended December 25, 2007 compared to $0.6 million expense for the 52 weeks ended December 26, 2006.

Income Taxes. From January 1, 2003 through May 2, 2006, the Company was an S Corporation for income tax purposes. As of May 3, 2006, the Company became a C Corporation. For the 52 weeks ended December 25, 2007, we recorded income tax expense of $1.4 million which resulted in an effective income tax rate of 15.1% compared to an income tax benefit of $1.9 million or an effective tax rate of 62.6% during the prior year successor period. The increase in expense is primarily due to the increase in taxable income. Our effective tax rate of 15.1% for fiscal 2007 is below statutory rates due to the impact of large tax credits and permanent items in relation to income before taxes.

Net Income. Net income for the 52 weeks ended December 25, 2007 was $7.8 million, compared to a net loss of $1.1 million for the successor period and $1.6 million for the predecessor period in fiscal 2006. Prior year results were adversely impacted by $24.3 million of Transactions-related expenses. Fiscal 2007 net income was negatively impacted by increased amortization expense, higher interest expense related to the Transaction and increased tax expense.

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

Net Facility Impairment Charges. Facility impairment charges were not impacted by the purchase accounting adjustments. During fiscal 2006, the Company recorded charges of $0.7 million related to 19 properties compared to a charge of $1.3 million related to 17 properties during fiscal 2005. During fiscal 2006 the Company recorded a $0.4 million reversal of prior year charges due to favorable sub-lease activity for total net facility impairment charges of $0.3 million.

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

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facility and the senior subordinated notes; (2) capital expenditures, including those for our re-imaging plan, maintenance capital expenditures, and the introduction of the WingStreet™ product line at certain existing locations; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require utilization of the additional term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital. Recent changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our current credit facility. If the Company were to access additional debt financing beyond our revolving credit facility, it is anticipated that any such additional financing may be at higher costs than the Company’s currently outstanding borrowings under its existing credit facility. In addition any utilization of the additional term loan borrowing capacity under our existing credit facility may result in a reset of the interest rate on our existing term loan borrowings, which could increase our borrowing costs based on current market conditions. We will continue to evaluate the impact from these market changes as we assess our acquisition and other growth opportunities.

Our working capital was a deficit of $40.8 million as of December 25, 2007. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $61.3 million for fiscal year 2007 and $23.7 million and $22.7 million for the fiscal 2006 successor and predecessor periods, respectively. Excluding the $24.3 million in transaction related expenses incurred in 2006, cash flows from operations during the 52 weeks ended December 25, 2007 were negatively impacted by higher interest expense and taxes as compared to the prior year. Cash flows from operations during the successor period were negatively impacted by the decrease in earnings related to higher interest expense from the increase in post-transaction debt levels, income taxes and other transaction related expenses which were partially offset by $5.3 million in favorable changes in working capital. However, cash flow from operations during the predecessor period was negatively impacted by an $8.8 million reduction in working capital due to the timing of expenditures related to payroll and accounts payable as well as the required payment of accrued interest on the our pre-acquisition debt which was extinguished prior to closing the Transactions. Net operating cash inflows were $68.4 million for fiscal 2005 primarily due to higher income.

Cash flows from investing activities

Cash flows used in investing activities were $63.7 million during the 52 weeks ended December 25, 2007 and $516.4 million and $13.1 million for our investing activities in the 2006 successor and predecessor periods, respectively. During the 52 weeks ended December 25, 2007, we completed an acquisition of 59 units for $27.3 million (including capitalized acquisition costs of $0.2 million) and 17 units for $5.4 million (including capitalized acquisition costs of $0.1 million), and received proceeds from asset sales of $2.2 million. We also invested $33.3 million in capital expenditures, consisting of $31.7 million in our existing operations and $1.6 million for information technology equipment related to acquisitions totaling 76 units during 2007. These expenditures were partially funded by $2.0 million in proceeds from sale-leaseback transactions as reported in financing activities, for a net capital expenditure investment of $31.3 million. During the first half of 2008, primarily in the first quarter, management expects to complete six sale-leaseback transactions on assets principally constructed during 2007 for approximately $7.2 million. During the period May 3, 2006 through December 26, 2006, net cash outflows were primarily impacted by costs relating to the Transactions totaling $478.8 million.

In addition, we invested $19.3 million in capital expenditures in our existing operations, completed the Nashville acquisition of 39 units for $21.8 million (including amounts paid for working capital settlement items and development fees), and received proceeds from the sale of the 9 unit Nevada/Utah market of $2.0 million, which accounted for the remaining net outflows. During the predecessor period, we invested $14.2 million in capital expenditures, primarily undertaken to ensure maximum royalty relief of 2.5% for the subject property asset remodels. Capital expenditures for combined fiscal 2006 (which were not impacted by the purchase accounting adjustments) were $33.5 million and were partially funded by related sale-leaseback proceeds of $2.3 million as reported in financing activities, for a net capital expenditure investment of $31.2 million.

Capital expenditures were $30.8 million for fiscal 2005 and were partially funded by proceeds from asset sales of $4.9 million and $4.6 million in proceeds from sale-leaseback transactions as reported in financing activities.

Our franchise agreements require us to perform asset actions consisting of three activity classes: (i) partial re-image, (ii) full-re-image, and (iii) rebuild, remodel or relocate. All partial and full re-images must be completed by September 30, 2009 and all rebuild, remodel and relocation activities must be completed by the anticipated extended deadline of December 31, 2014, pending certain WingStreet™ development requirements. As of December 25, 2007, we have invested approximately $120.0 million on rebuilding/remodeling 229 of our restaurants and have completed an additional 304 re-images, all of which are credited under our franchise agreements towards these investment requirements. The required asset action (rebuild/remodel vs. re-image) for each dine-in asset was determined based on each asset’s historical sales volume and trade area population. A remodel of an existing asset entails a total interior and exterior refurbishment, completely upgrading the asset to the latest PHI standards. The re-image of an asset entails limited exterior refurbishment (paint, parking lot, etc.) and significant restaurant interior upgrades. However, we signed a new WingStreet™ agreement with PHI that was effective on December 25, 2007. This agreement permits the development of the less costly WingStreet™ Lite format, as defined in accordance with PHI specifications, to an existing dine-in asset to constitute an approved re-image under the existing franchise agreements. Beginning in 2004, we accelerated our remodel efforts to maximize royalty relief available for qualifying asset actions. We had completed over 75% of the required rebuild/remodel activity and 76% of the required dine-in re-image asset actions as of December 25, 2007. We intend to comply with all asset action requirements for completion within the required deadlines. We expect to incur capital expenditures of approximately $37 million over the remaining 7 years to meet these requirements in addition to normal recurring maintenance capital expenditures.

We expect our capital expenditure investment, net of anticipated related sale-leaseback proceeds, to be between $28 million and $31 million in 2008, not including acquisitions. This range includes an investment of approximately $11 million to add the WingStreet™ product line to 194 units. We are significantly ahead of schedule on our asset re-image, rebuild/remodel requirements and have the option to reduce capital expenditures at management’s discretion to increase free cash flow and remain comfortably in compliance with our franchise agreements.

Cash flows from financing activities

Net financing cash inflows were $0.7 million for the 52 weeks ended December 25, 2007, net inflows were $496.5 million for the 2006 successor period and net outflows were $9.3 million for the 2006 predecessor period. Total debt was reduced $1.2 million for fiscal 2007, after borrowing approximately $11.0 million to partially fund our acquisition of 59 units on March 13, 2007 and $5.3 million for the purchase of 17 units on September 27, 2007. We voluntarily paid down $10.0 million of term bank facilities with excess cash from operations and received proceeds of $2.0 million for assets sold in the sale-leaseback transactions of two recently constructed properties during 2007.

Fiscal 2006 successor period net financing inflows were primarily impacted by $624.3 million of proceeds obtained to finance the Transactions, net of debt issuance costs. Additionally, the Company received proceeds of $59.4 million for assets sold in a sale-leaseback transaction completed between September and December of 2006. Under the terms of the new senior secured credit facility, we were required to apply fifty percent of certain of the net proceeds, after expenses (including taxes), from the 59 unit sale-leaseback transaction as a pre-payment of the term loan facility. Net borrowings under the revolving credit facility, used to finance the operations of the Company, were $6.7 million for the 2006 successor period and $17.4 million for the 2006 predecessor period. These inflows were largely offset by pay-downs in outstanding debt balances in both periods of 2006, and in the predecessor period, a $10.4 million make-whole payment on the early termination of debt in conjunction with the Transactions.

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

As part of the Transactions during fiscal 2006, our debt structure consists of the following sources of financing:

•

Senior Secured Credit Facility. Our Senior Secured Credit facility was entered into May 3, 2006 and consists of a $75.0 million Revolving Credit Facility and $300.0 million in term loan notes. There was $15.5 million outstanding under the Revolving Credit Facility as of December 25, 2007. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. The combined rate was 7.0% at December 25, 2007. Availability under this facility is reduced by letters of credit, of which $24.5 million were issued at December 25, 2007. Commitment fees are paid based upon the unused balance of the facility and the fees are determined based upon the aforementioned leverage ratio and were 0.5% at December 25, 2007. Commitment fees and Letter of Credit fees are reflected as interest expense. The facility is secured by substantially all of the Company’s assets and is due May 3, 2012.

Under our $300.0 million term loan notes, interest is paid at LIBOR plus 1.75%, or the base rate (as defined), plus 0.75%. The combined rate was 6.9% at December 25, 2007. These notes contain scheduled principal payments outlined below and may be prepaid at any time without penalty The facility is secured by substantially all of the Company’s assets and is due May 3, 2013.

•

Senior Subordinated Notes. The Senior Subordinated Notes (“Notes”) bear interest at the rate of 9.5% payable semi-annually in arrears on May 1 and November 1 until maturity of the notes on May 1, 2014. These Notes are unsecured and are subordinated to the $375.0 million Senior Secured Credit Facility and other senior indebtedness, as defined. There are no required payments until maturity and these Notes are subject to yield maintenance penalties if redeemed prior to May 1, 2010. Until May 1, 2009, the Notes can be redeemed up to 35% at a redemption price of 109.500%, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings. Effective May 1, 2010, these Notes may be redeemed at a redemption price of 104.750% plus accrued and unpaid interest until May 1, 2011, when the redemption price becomes 102.375% and remains such until May 1, 2012, when these notes can be redeemed at the face amount, plus accrued and unpaid interest. The issuance of these Notes was registered under the Securities Act of 1933.

Our ability to satisfy our financial covenants under our new senior secured credit facility, meet our debt service obligations and reduce our debt will be dependent on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. We believe that our ability to repay amounts outstanding under our senior secured credit facility and the notes at maturity will likely require additional financing, which may not be available to us on acceptable terms, if at all. As of December 25, 2007, we had $255.5 million in funded floating rate debt outstanding under our senior secured credit facility. Of this amount, we entered into a four and one half year amortizing floating to fixed rate interest rate swap at a fixed rate of 5.39% on June 6, 2006 (which had an unamortized balance of $125.0 million at December 25, 2007) leaving us with $130.5 million of floating rate debt at December 25, 2007. The notional amount of the swap was reduced to $85.0 million as of December 31, 2007 based upon the amortization schedule. Subsequently, the Company entered into a three year floating to fixed rate interest rate swap at a fixed rate of 3.16% on January 31, 2008 with a notional balance of $50.0 million.

We are required to make an excess cash flow mandatory prepayment on our term loan notes not later than 120 days after our 2007 fiscal year-end. The mandatory prepayment based on 2007 results will be approximately $4.2 million based upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year-end, each of which is defined in the credit agreement. We plan to fund this payment with the aforementioned sale-leaseback proceeds for assets principally constructed during 2007.

During fiscal 2007, we made all scheduled principal and interest payments. As of December 25, 2007, the Company was in compliance with all of the debt covenants.

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At December 25, 2007, we had $35.0 million of borrowing capacity available under our revolving line of credit net of $24.5 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including $100.0 million of term loan capacity available under our existing credit facility.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of December 25, 2007 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
	(in millions)
Long-term debt	$430.5	$4.2	$3.6	$20.3	$402.4	$—
Operating leases (1)	227.0	33.8	56.7	43.0	93.5	—
Interest payments (2)	206.0	34.8	65.9	64.7	40.6	—
Facility upgrades (3)	40.3	7.6	11.7	11.3	9.7	—
Unrecognized tax benefits(4)	10.8	—	—	—	—	10.8
Purchase and other obligations (5)	7.0	5.8	0.9	0.3	—	—

	$921.6	$86.2	$138.8	$139.6	$546.2	$10.8

(1)

The majority of our leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiations, which could increase total lease payments. Total minimum lease payments have been reduced by aggregate minimum sublease rentals of $1.4 million under operating leases due in the future under noncancelable subleases.

(2)

The Company obtained a four and one half year amortizing floating-to-fixed rate interest rate swap agreement on June 6, 2006 at a fixed rate of 5.39%. The outstanding notional amount was $125.0 million at December 25, 2007 and amortized down to $85.0 million effective December 31, 2007. Subsequently, the Company entered into a three year floating-to-fixed rate interest rate swap at a fixed rate of 3.16% on January 31, 2008 with a notional balance of $50.0 million. Interest payments are calculated on debt outstanding at December 25, 2007 at rates in effect at the end of the year, including the effect of the swap.

(3)

Includes capital expenditure requirements under our franchise agreements for remodeling and re-imaging our assets, as well as WingStreet™ conversion and development requirements (see “Business—Franchise Agreements”) for $37.2 million. Amounts are presented under the timeline as currently planned by us, however, we have the discretion to apportion these expenditures into future years at a slower rate and remain in compliance. Amounts also include the expected capital expenditures required for ADA facility upgrades (see “Business—Government Regulation.”) of $3.1 million.

(4)	The amount and timing of liabilities for unrecognized tax benefits cannot be reasonably estimated and is shown in the “Other” column.
(5)	Purchase and other obligations primarily include amounts for obligations under service agreements, employment agreements, commitments under construction contracts and open purchase orders.

In addition, we expect to incur between $8.0 million and $10.0 million annually, based upon our unit count at December 25, 2007, in maintenance capital expenditures to maintain the Company’s assets in accordance with our standards. These amounts are not included in the above table.

Concurrently with the closing of the Transactions, the Company acquired the 75% membership interest in Hawk-Eye that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest that management ultimately exchanged for membership interests in Holdings with an equivalent fair market value. Additionally, in September 2006, certain members of our Board of Directors purchased membership interests in Holdings. The total membership interests not owned by MLGPE are $3.3 million as of December 25, 2007. Under the terms of the Amended and Restated Limited Liability Company Agreement of Holdings (“LLC Agreement”), the membership interests are mandatorily redeemable units, which are required to be repurchased by Holdings upon the resignation of the member. However, the value of this liability is subject to a formula as defined within the LLC Agreement based upon the terms of the member’s resignation. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be required to provide a distribution to Holdings in the event of a member’s resignation from the Company. The value of this liability is subject to a formula as defined within the LLC Agreement. Based on the financial results for fiscal 2007, we estimate the membership interests to have a combined value of approximately $3.0 to $3.3 million, of which the value varies based upon the terms of the member’s resignation, as defined within the LLC Agreement.

Letters of Credit

As of December 25, 2007, we had letters of credit, in the amount of $24.5 million, issued under our existing credit facility primarily in support of self-insured risks and franchise agreement obligations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our new senior secured credit facility bear interest at a floating rate. As of December 25, 2007, we had $255.5 million in funded floating rate debt outstanding under our senior secured credit facility. On June 6, 2006 we entered into an amortizing floating-to-fixed interest rate swap at a fixed rate of 5.39%. The notional amount of this swap was $125.0 million at fiscal year end 2007 and amortized to $85.0 million effective December 31, 2007. On January 31, 2008 the Company entered into a floating-to-fixed rate interest swap at a fixed rate of 3.16% on a notional amount of $50.0 million. After giving effect to these swaps, a 1.0% increase in this floating rate would increase annual interest expense by approximately $2.2 million.

Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30% of our cost of sales. We are a member of the UFPC, and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal year 2008 through a combination of derivatives taken under the direction of the UFPC. The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $3.5 million and $3.2 million for the 52 weeks ended December 25, 2007 and December 26, 2006, respectively, without giving effect to the UFPC directed hedging programs.

Item 8.	Financial Statements and Supplementary Data

NPC INTERNATIONAL, INC.

YEARS ENDED DECEMBER 25, 2007, DECEMBER 26, 2006 AND DECEMBER 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NPC International, Inc.

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of NPC International, Inc. (the “Company”) as of December 25, 2007 and December 26, 2006, and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for the 52 week period ended December 25, 2007, the 18 week period ended May 2, 2006, and the 34 week period ended December 26, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NPC International, Inc. as of December 25, 2007 and December 26, 2006, and the results of their operations and their cash flows for the 52 weeks ended December 25, 2007, the 18 weeks ended May 2, 2006, and the 34 weeks ended December 26, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions to conform to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

DELOITTE & TOUCHE LLP

Kansas City, Missouri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NPC International, Inc.:

We have audited the accompanying consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for the 52-week period ended December 27, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, NPC International, Inc. and subsidiaries results of operations and the cash flows for the 52-week period ended December 27, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Kansas City, Missouri

March 24, 2006

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 25, 2007	December 26, 2006
Assets
Current assets:
Cash and cash equivalents	$7,609	$9,289
Accounts receivable	5,821	3,619
Inventories	5,495	4,291
Prepaid expenses and other current assets	4,370	5,811
Assets held for sale	433	—
Deferred income taxes	2,377	1,935
Income taxes receivable	2,894	—

Total current assets	28,999	24,945

Facilities and equipment	195,738	162,938
Less accumulated depreciation	(49,278)	(21,129)

Net facilities and equipment	146,460	141,809
Franchise rights, less accumulated amortization of $15,521 and $5,895, respectively	433,073	421,140
Goodwill	191,920	185,187
Other assets, net	29,507	32,621

Total assets	$829,959	$805,702

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,284	$10,562
Accrued payroll	10,420	9,053
Payroll and sales taxes	6,205	5,632
Accrued interest	6,224	6,293
Income taxes payable	—	4,741
Other accrued liabilities	12,530	13,534
Current portion of insurance reserves	6,934	6,594
Current portion of debt	4,246	—

Total current liabilities	69,843	56,409

Long-term debt	426,254	431,700
Other deferred items	27,303	20,568
Insurance reserves	10,000	9,000
Deferred income taxes	128,219	126,542

Total long-term liabilities	591,776	587,810

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of December 25, 2007 and December 26, 2006)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(1,271)	(719)
Retained earnings (deficit)	6,286	(1,123)

Total stockholders’ equity	168,340	161,483

Total liabilities and stockholders’ equity	$829,959	$805,702

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

			Predecessor
	52 Weeks Ended Dec. 25, 2007	34 Weeks Ended Dec. 26, 2006	18 Weeks Ended May 2, 2006	52 Weeks Ended Dec. 27, 2005
Sales:
Net product sales	$679,500	$387,376	$214,587	$596,824
Fees and other income	18,345	10,489	5,881	15,187

Total sales	697,845	397,865	220,468	612,011
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	184,612	102,879	54,896	161,114
Direct labor	192,426	109,951	59,008	165,576
Other restaurant operating expenses	222,144	130,595	66,032	186,601
General and administrative expenses	39,058	24,513	24,372	32,547
Corporate depreciation and amortization of intangibles	12,468	8,107	2,144	6,517
Net facility impairment charges	669	220	100	1,320
Net (gain) on disposition of assets	(685)	(615)	(207)	(4,157)

Total costs and expenses	650,692	375,650	206,345	549,518

Operating income	47,153	22,215	14,123	62,493
Other income (expense):
Interest expense	(38,015)	(25,306)	(3,744)	(14,630)
Loss on early termination of debt	—	—	(11,306)	—
Miscellaneous	11	87	(690)	(575)

Income (loss) before income taxes	9,149	(3,004)	(1,617)	47,288
Income tax expense (benefit)	1,379	(1,881)	—	—

Net income (loss)	$7,770	$(1,123)	$(1,617)	$47,288

Pro forma data (unaudited):
Historical (loss) income before income taxes			$(1,617)	$47,288
Pro forma income taxes			611	(17,875)

Pro forma net (loss) income			$(1,006)	$29,413

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Predecessor
	Shares of common stock	Common stock	Paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Total stockholders’ equity
Balance at December 27, 2005	272	$136	$22,255	$160,457	$(1)	$(698)	$182,149
Comprehensive (loss):
Net loss	—	—	—	(1,617)	—	—	(1,617)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	1	—	1

Total comprehensive (loss)							(1,616)

Distributions	—	—	—	(5,126)	—	—	(5,126)

Balance at May 2, 2006	272	$136	$22,255	$153,714	$—	$(698)	$175,407

Balance at May 2, 2006	272	$136	$22,255	$153,714	$—	$(698)	$175,407
Purchase accounting adjustments	(272)	(136)	(22,255)	(153,714)	—	698	(175,407)
Stock purchased	1,000	—	163,325	—	—	—	163,325
Comprehensive (loss):
Net loss	—	—	—	(1,123)	—	—	(1,123)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(719)	—	(719)

Total comprehensive (loss)							(1,842)

Balance at December 26, 2006	1,000	$—	$163,325	$(1,123)	$(719)	$—	$161,483

Cumulative impact of change in accounting for uncertainty in income taxes (Note 6)				(361)			(361)
Comprehensive income:
Net income	—	—	—	7,770	—	—	7,770
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(644)	—	(644)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	92	—	92

Total comprehensive income							7,218

Balance at December 25, 2007	1,000	$—	$163,325	$6,286	$(1,271)	$—	$168,340

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

			Predecessor
	52 Weeks Ended December 25, 2007	34 Weeks Ended December 26, 2006	18 Weeks Ended May 2, 2006	52 Weeks Ended December 27, 2005
Operating activities
Net income (loss)	$7,770	$(1,123)	$(1,617)	$47,288
Adjustments to reconcile net income(loss) to cash provided by operating activities:
Depreciation and amortization	42,555	30,503	9,985	29,408
Amortization of debt issuance costs	2,183	1,261	145	441
Net facility impairment charges	669	220	100	1,320
Loss on early termination of debt	—	—	11,306	—
Deferred income taxes	523	(11,482)	—	—
Acceleration of executive deferred compensation plan	—	—	11,871	—
Net gain on disposition of assets	(685)	(615)	(207)	(4,157)
Changes in assets and liabilities, excluding effects from purchase of companies:
Accounts receivable	(2,202)	(1,570)	(159)	(1,295)
Inventories	(750)	(337)	406	290
Prepaid expenses and other assets	1,293	(2,028)	949	(1,521)
Accounts payable	12,587	(997)	(7,117)	118
Payroll and sales taxes	573	(45)	546	(305)
Income taxes	(7,635)	4,741	—	—
Accrued interest	(69)	6,293	(2,059)	(234)
Accrued payroll	1,181	(432)	(1,081)	(1,374)
Other accrued liabilities	(572)	2,469	1,172	454
Other deferred items	2,522	(2,810)	(243)	(444)
Insurance reserves	1,340	(337)	(1,250)	(1,632)

Net cash provided by operating activities	61,283	23,711	22,747	68,357

Investing activities
Capital expenditures	(33,281)	(19,289)	(14,172)	(30,773)
Rebate of acquired franchise fee buy down	—	—	—	1,598
Capitalized transaction costs	—	(7,742)	—	—
Purchase of the stock of the Company	—	(451,585)	—	—
Purchase of Hawk-Eye Pizza, LLC	—	(19,508)	—	—
Purchase of business assets, net of cash	(32,649)	(21,819)	—	—
Net proceeds from sale of market	—	2,032	—	—
Proceeds from sale or disposition of assets	2,247	1,547	1,036	4,911

Net cash used in investing activities	(63,683)	(516,364)	(13,136)	(24,264)

Financing activities
Revolving credit facilities, short-term, net	—	—	17,411	8,535
Borrowings under revolving credit facility	217,700	203,600	—	—
Payments under revolving credit facility	(208,900)	(196,900)	—	—
Scheduled payments on term bank facilities	—	—	(3,125)	(5,000)
Retirement of predecessor entity debt and other obligations	—	(143,907)	—	—
Contributed capital from owners	—	163,325	—	—
Issuance of debt	—	475,000	—	11,530
Prepayment on term bank facilities	(10,000)	(50,000)	(8,125)	(41,030)
Debt issue costs	(91)	(14,047)	—	—
Debt extinguishment prepayment penalty	—	—	(10,380)	—

Proceeds from sale-leaseback transactions, net	2,011	59,415		—	4,554
Distributions paid	—	—		(5,122)	(15,371)
Tax distributions paid	—	—		—	(3,556)
Issuance of notes receivable to related party	—	—		—	(3,060)

Net cash provided by (used in) financing activities	720	496,486		(9,341)	(43,398)

Net change in cash and cash equivalents	(1,680)	3,833		270	695
Beginning cash and cash equivalents	9,289	5,456	(1)	5,296	4,601

Ending cash and cash equivalents	$7,609	$9,289		$5,566 (1)	$5,296

Supplemental disclosures of cash flow information:
Net cash paid for interest	$35,901	$17,842		$5,657	$14,527
Net cash paid for taxes	$6,348	$4,858		$—	$200
Non-cash pay down of notes receivable	$—	$—		$3,060	$5,145

Non-cash investing activities:
Accrued capital expenditures	$2,173	$1,190		$2,478

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

As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect; (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, (5) adjustments to deferred tax balances, and (6) adjustments to other deferred liabilities due to the purchase accounting adjustments. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the preliminary estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period ending May 2, 2006, the day prior to the date of consummation of the Transactions (“Predecessor”), and (2) the period beginning May 3, 2006 and after utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

As a result of the consummation of the Transactions, the consolidated financial statements for the period after May 2, 2006, are presented on a different basis than that for the periods before May 3, 2006 and therefore are not comparable.

The final purchase price allocation recorded in connection with the Transactions is presented below (in thousands):

Cash and cash equivalents	$5,456
Accounts receivable	2,799
Inventories	3,822
Prepaid expenses and other current assets	3,915
Deferred income tax asset	2,205
Facilities and equipment	197,906
Franchise rights	419,036
Goodwill	176,718
Other assets	20,800
Accounts payable	(11,559)
Other accrued liabilities	(30,473)
Other deferred items	(24,796)
Insurance reserves	(11,000)
Deferred income tax liability	(139,829)

Total consideration	$615,000

The unaudited pro forma results of operations provided below for the 52 weeks ended December 26, 2006 and December 27, 2005, are presented as though the Transactions had occurred at the beginning of the period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Notes and the Senior Credit Facility and other acquisition related adjustments in connection with the Transactions. Further, as of May 3, 2006, the Company became a C Corporation. No income tax provision was recorded in the period presented prior to May 3, 2006; therefore, a pro forma tax provision has been calculated at 35% and is included in the below pro forma results.

On September 26, 2007, the Company acquired 17 Pizza Hut units in and around Ft. Myers and Naples, Florida from a Pizza Hut franchisee for $5.4 million (including capitalized acquisition costs of $0.1 million). These locations are leased from unrelated parties. These additional units are expected to increase annual rent expense by approximately $1.0 million. The transaction was funded primarily from borrowings on the Company’s $75.0 million revolving credit facility. The pro forma impact on the results of operations was included in the table below for periods during fiscal 2007 and 2006 in which the acquisition was not previously consolidated.

On March 13, 2007, the Company acquired 59 Pizza Hut units from a Pizza Hut franchisee, the “Mountain West” acquisition. The transaction was funded by approximately $16.0 million of available cash and borrowings on the Company’s $75.0 million revolving credit facility. The purchase price was $27.3 million (including capitalized acquisition costs of $0.2 million), of which $17.9 million was recorded as franchise rights. This acquisition was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in the consolidated financial results. Forty of these units are located throughout Idaho, four in eastern Oregon and fifteen in Washington. Forty-four of these locations are leased from the sellers on certain agreed upon terms and fifteen locations are leased from unrelated parties. These additional units are expected to increase annual rent expense by approximately $2.5 million. The pro forma impact on the results of operations was included in the table below for periods during fiscal 2007 and 2006 in which the acquisition was not previously consolidated.

On October 2, 2006, the Company acquired 39 units from Pizza Hut, Inc. (“PHI”) in and around Nashville, Tennessee for $28.9 million, including 13 fee owned properties, plus an amount for inventories, change funds and pre-paid expenses. At closing, the Company assigned its right to acquire 9 of the 13 fee owned properties to Realty Income Corporation (“RIC”), who purchased them from PHI for $8.4 million and leased them back to the Company over an initial lease term of 10 years with 4 five year renewal options. On December 21, 2006, 2 of the 4 remaining properties were sold to RIC for $2.0 million and leased back on the same terms as the aforementioned assigned assets. Excluding the fee owned properties assigned to RIC, the purchase price of $20.5 million was funded from a portion of the proceeds from the 89 unit sale-leaseback transaction, described in Note 3. In conjunction with this transaction, the Company entered into agreements to develop the WingStreet™ concept at 17 existing locations and construct four new Pizza Hut WingStreet™ delivery units in the acquired market at certain intervals over the next five years. In conjunction with this commitment, the Company paid a deposit of $20 thousand per WingStreet™ conversion and $70 thousand per new Pizza Hut WingStreet™ delivery unit for a total deposit of $0.6 million. These amounts are refundable to the Company, net of any applicable initial fees retained by PHI, if the Company should meet the development timeline; otherwise, such amounts will be forfeited. The pro forma impact on the results of operations was included in the table below for periods during fiscal 2006 in which the acquisition was not previously consolidated.

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Transactions and unit acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Pro forma Years Ended (unaudited)
	December 25, 2007	December 26, 2006	December 27, 2005
Total sales	$720,596	$708,580	$612,011
Income before income taxes	10,587	10,768	11,554
Net income	$8,705	$6,999	$7,510

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

Fiscal Year. The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal years ended December 25, 2007, December 26, 2006 and December 27, 2005 each contained 52 weeks. For convenience, fiscal years ended December 25, 2007, December 26, 2006 and December 27, 2005 are referred to as fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

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

         The Company reviews long-lived assets related to each restaurant annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurants using a “two year history of cash flow losses” as the primary indicator of potential impairment. Based on the best information available, an impaired restaurant is written down to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is determined by discounting estimated future cash flows including the estimated net realizable value of the property, if any. Additionally, when a commitment is made to close a unit beyond the quarter in which the closure commitment is made, it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value. Management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary from management estimates.

Pizza Hut Franchise Agreements. Effective January 1, 2003, the Company began operating under new franchise agreements with PHI. The franchise agreements have an initial term of 30 years and a 20 year renewal term. Certain of the franchise agreements contain perpetual 20 year renewal terms subject to certain criteria. The amortization of all franchise rights were extended to coincide with this 50 year term (initial term plus a renewal term effective January 1, 2003). For delivery units currently operating under the Company’s existing franchise agreements and currently paying a 4.0% royalty rate, the franchise agreements provide for future increases in the royalty rates to be paid. The first such increase will occur in certain delivery units effective January 1, 2010, when royalty rates are scheduled to increase by 0.5% of sales to 4.5%. Effective January 1, 2020, royalty rates for these delivery units are scheduled to increase to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.

Royalty expense was included in other restaurant operating expenses and totaled $30.0 million for fiscal year 2007, $26.3 million ($16.9 million successor and $9.4 million predecessor) for fiscal year 2006 and $26.3 million for fiscal year 2005.

Lease Accounting. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the lease term. Lease terms are determined based upon management’s estimate of the commercial viability of the location. In addition, landlord-provided tenant improvement allowances are recorded in other liabilities and amortized as a credit to rent expense over the term of the lease. Favorable lease amounts are amortized to expense over the remaining life of the lease including options. Unfavorable lease amounts are amortized to expense over the remaining life of the current contractual lease term.

Franchise Rights and Goodwill. Goodwill is tested annually for impairment using a discounted cash flow method. The Company’s finite-lived intangible assets, namely franchise rights, are being amortized over the life of the franchise agreements and are tested annually during the second quarter for impairment using an undiscounted cash flow method in comparison to the carrying value of the reporting unit. Indicators that suggest the carrying amount of the assets may not be recoverable may require an impairment write-down. Goodwill and franchise rights were reviewed by management for impairment, and, as of December 25, 2007, determined there was no impairment. However, if actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to an impairment charge that could be material.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers and vending receipts.

Advertising costs. Advertising costs are expensed as incurred. The total amounts charged to advertising expense were $42.3 million, $37.8 million ($24.6 million successor and $13.2 million predecessor), and $37.3 million for fiscal 2007, 2006 and 2005, respectively.

Pre-opening expenses. Costs associated with the opening of new units are expensed as incurred and are included with corporate depreciation and amortization expenses.

Self-insurance accruals. The Company operates with a significant self-insured retention of expected losses under its workers’ compensation, employee medical, general liability, auto, and non-owned auto programs. The Company purchases third party coverage for losses in excess of the normal expected levels. Accrued liabilities have been recorded based on the Company’s estimates of the ultimate costs to settle incurred claims, both reported and incurred but unreported, subject to the Company’s retentions. Provisions for losses expected under the workers’ compensation, general liability and auto programs are recorded based upon estimates of the aggregate liability for claims incurred utilizing independent actuarial calculations based on historical claims experience. In the event the Company’s insurance carriers are unable to pay claims submitted to them, in excess of its self-insured retention, the Company would record a liability for such estimated payments expected to be incurred. During fiscal 2006, the Company recorded such a reserve for bad debt expense related to a distressed carrier of $1.2 million, which is included in general and administrative expenses.

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

On June 6, 2006, the Company entered into an amortizing floating-to-fixed swap agreement expiring December 31, 2010, which had an unamortized notional balance of $125.0 million at December 25, 2007. The amortized notional amounts for the next three years are as follows: $85.0 million at December 31, 2007; $50 million at December 31, 2008; and $20.0 million at December 31, 2009. Under this swap, the Company will pay 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effect of rising interest rates on the $300.0 million term loan notes under the Senior Secured Credit Facility. As of December 25, 2007, the Company recognized $2.1 million ($1.3 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps. The total amount of deferred cash flow hedge losses recorded in other comprehensive income as of December 25, 2007 in the amount of $1.0 million is expected to be reclassified to future earnings within the next twelve months, contemporaneously with the net settlement of the underlying quarterly interest payments, which may vary based on actual changes within the LIBOR market rates. During the year ended December 25, 2007, there was no ineffectiveness related to cash flow hedges.

Fair Value of Financial Instruments. The financial instruments consisting of cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. The fair value of long-term debt is determined by applying market trading data on the Company’s outstanding debt at the measurement date.

Deferred Income Taxes. Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.

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

Similarly, the Company issued a Senior Secured Credit Facility dated May 3, 2006 for $375.0 million, consisting of term notes and a Revolving Credit Facility, which resulted in $14.0 million in debt issuance costs. These costs are being amortized over the life of the related debt instruments. Amortization of $2.2 million, $1.4 million ($1.3 million successor and $0.1 million predecessor), and $0.4 million was charged to interest expense during the fiscal years ended 2007, 2006 and 2005, respectively, related to these costs. The Company had unamortized costs of $10.7 million and $12.8 million for the fiscal years ended December 25, 2007 and December 26, 2006, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The Company does not expect SAB 110 to have a material impact on its consolidated financial statements.

Note 3 – Facilities and Equipment

Net facilities and equipment consists of the following (in thousands):

	Estimated depreciable life	December 25, 2007	December 26, 2006
Land		$6,651	$7,374
Buildings and leasehold/land improvements	5-40 years	88,083	75,342
Furniture and equipment	3-10 years	87,261	68,614
Construction in progress		13,743	11,608

		195,738	162,938
Less accumulated depreciation and amortization		(49,278)	(21,129)

Net facilities and equipment		$146,460	$141,809

Depreciation expense associated with store operations is included in other restaurant operating expense and totaled $28.9 million, $29.3 million ($21.3 million successor and $8.0 million predecessor) and $23.1 million in fiscal 2007, 2006 and 2005, respectively.

On August 25, 2006, the Company entered into an agreement to sell 89 existing fee owned restaurant properties to Realty Income Corporation (“RIC”) for $59.1 million and lease them back over an initial lease term of 10 years with 4 five-year renewal options. In addition, the Company agreed to sell two units that were under construction at the time of the agreement, which replaced existing locations, for cost and lease them back under substantially the same terms as the 89 units. Construction was completed on one of these units and the sale closed on December 21, 2006. The sale of 85 of the 89 properties had closed as of December 26, 2006, with one additional property sale closing on January 19, 2007. It was determined that the remaining three properties will not be sold. Under the terms of the senior secured credit facility the Company was required to apply fifty percent of the net proceeds, after selling expenses (including tax), from this transaction as a pre-payment of the term loan facility and either re-invest the balance of these proceeds in the business within the following 365 days or apply them as an additional pre-payment on the term loan facility.

Note 4 – Goodwill and other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance at December 27, 2005	$29,378
Purchase accounting adjustment	(29,378)
Allocation of purchase price	176,465
Capitalized transaction costs	7,742
Acquisition of new market	980

Balance December 26, 2006	185,187
Goodwill from acquisitions	6,939
Other, net	(206)

Balance December 25, 2007	$191,920

Goodwill increased $6.9 million from fiscal year end 2006 as a result of the acquisition of 59 units in March 2007 and 17 units in September 2007. During the first quarter of 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which resulted in an increase to goodwill of approximately $4.2 million (see Note 6). Additionally, in May 2007, the Company finalized its valuation of assets and liabilities recorded as part of the Acquisition, which resulted in a reduction to goodwill of approximately $4.1 million.

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software, contract rights and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights	47
Favorable leasehold interests	17
Unfavorable leasehold interests	8
Internally developed software	5
Non-compete agreements	5

Intangible assets subject to amortization pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” are summarized below (in thousands):

	December 25, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$448,594	$(15,521)	$433,073
Favorable leasehold interests	10,194	(1,431)	8,763
Unfavorable leasehold interests	(1,156)	341	(815)
Internally developed software	1,069	(356)	713
Non-compete	1,925	(642)	1,283

Total	$460,626	$(17,609)	$443,017

	December 26, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$427,035	$(5,895)	$421,140
Favorable leasehold interests	10,198	(597)	9,601
Unfavorable leasehold interests	(1,138)	141	(997)
Internally developed software	1,069	(143)	926
Contract rights	547	(243)	304
Non-compete	1,925	(257)	1,668

Total	$439,636	$(6,994)	$432,642

Annual amortization during the next five fiscal years is expected to be as follows: $10.8 million in fiscal 2008; $10.7 million in fiscal 2009; $10.7 million in fiscal 2010; $10.4 million in fiscal 2011; and $10.2 million in fiscal 2012.

Note 5 – Senior Secured Credit Facility and Senior Subordinated Debt

The Company’s debt consisted of the following (in thousands):

	December 25 2007	December 26, 2006
Senior Secured Credit Facility	$240,000	$250,000
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	15,500	6,700

	430,500	431,700
Less current portion	4,246	—

	$426,254	$431,700

The Company’s Senior Secured Credit Facility was dated May 3, 2006 and consists of a $75.0 million Revolving Credit Facility and a $300.0 million term loan note. There was $15.5 million outstanding under the Revolving Credit Facility as of December 25, 2007 with an average interest rate of 7.0%. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. Availability under this facility is reduced by letters of credit, of which $24.5 million were issued at December 25, 2007. Commitment fees are paid based upon the unused balance of the facility and the fees are determined based upon the aforementioned leverage ratio and were 0.5% at December 25, 2007. Commitment fees and letter of credit fees are reflected as interest expense. The facility is secured by substantially all of the Company’s assets and is due May 3, 2012.

Under the Company’s $300.0 million term loan note, interest is paid at LIBOR plus 1.75%, or the base rate (as defined), plus 0.75%. The combined weighted average rate was 6.9% at December 25, 2007. These notes contain scheduled principal payments outlined below and may be prepaid at any time without penalty. The Company may increase its term loan borrowings under the credit facility by as much as $100.0 million, subject to certain conditions outlined in the agreement. The facility is secured by substantially all of the Company’s assets and is due May 3, 2013.

The Senior Subordinated Notes (“Notes”) bear interest at the rate of 9.5% payable semi-annually in arrears on May 1 and November 1 until maturity of the Notes on May 1, 2014. These Notes are unsecured and are subordinated to the $375.0 million Senior Secured Credit Facility and other senior indebtedness, as defined. There are no required payments until maturity and these Notes are subject to yield maintenance penalties if redeemed prior to May 1, 2010. Until May 1, 2009, the Notes can be redeemed up to 35% at a redemption price of 109.500%, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings. Effective May 1, 2010, these Notes may be redeemed at a redemption price of 104.750% plus accrued and unpaid interest until May 1, 2011, when the redemption price becomes 102.375% and remains such until May 1, 2012, when these notes can be redeemed at the face amount, plus accrued and unpaid interest. The issuance of these Notes was registered under the Securities Act of 1933.

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At December 25, 2007, the Company was in compliance with all of its debt covenants.

Based upon the provisions of the Senior Secured Credit Facility, the Company will be required to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after the Company’s fiscal year ended December 25, 2007. This mandatory prepayment will be approximately $4.2 million based upon the amount of excess cash flow generated during fiscal 2007 and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement.

Based upon independent trading data, the estimated fair value of the Company’s debt facilities are as follows (in thousands):

	December 25 2007	December 26, 2006
Term Loan Note	$225,300	$250,000
Senior Subordinated Notes	155,800	177,600
Revolving Credit Facility	15,500	6,700

	$396,600	$434,300

The decline in the fair value of outstanding debt is primarily due to recent changes within the financial markets.

Maturities of long-term debt are as follows (amounts in thousands):

Fiscal year ended:
2008	$4,246
2009	1,209
2010	2,418
2011	2,418
2012	17,918
Thereafter	402,291

$430,500

Note 6 –Income Taxes From January 1, 2003, through May 2, 2006, the Company was an S Corporation for income tax purposes. As of May 3, 2006, the Company became a C Corporation. No income tax provisions were recorded in any periods presented in this report prior to May 3, 2006.

The provision for income taxes for the fiscal year ended December 25, 2007, and the period from May 3, 2006 to December 26, 2006, consisted of the following, in thousands:

	December 25, 2007	May 3, 2006 to December 26, 2006
Current:
Federal	$447	$8,185
State	409	1,415
Deferred:
Federal	421	(9,791)
State	102	(1,690)

Income tax expense (benefit)	$1,379	$(1,881)

Items of reconciliation to the statutory rate:

Tax computed at U.S. federal statutory rate	34.0%	(35.0)%
State and local income taxes (net of federal benefit)	4.3	(4.3)
Permanent book/tax differences	12.8	16.0
Tax credits	(38.9)	(39.3)
FIN 48 Accrual/(Release)	6.0	—
Other	(3.1)	—

Income tax benefit	15.1%	(62.6)%

In conjunction with the purchase accounting performed with the Transactions, net deferred tax liabilities of $136.5 million were established based on the book and tax basis differences.

Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	December 25, 2007	December 26, 2006
Assets:
Insurance reserves	$5,891	$5,418
Deferred gains	1,162	2,993
Profit sharing and vacation	4,377	3,727
FIN 48 tax benefit	2,706	—
Other	1,381	1,871
Other comprehensive loss	823	441

Total deferred tax assets	16,340	14,450

Liabilities:
Depreciation and amortization	(140,844)	(137,869)
Other	(1,338)	(1,188)

Total deferred tax liabilities	(142,182)	(139,057)

Net deferred tax liability	$(125,842)	$(124,607)

Current asset	$2,377	$1,935
Non-current liability	$(128,219)	$(126,542)

The Company adopted the provisions of FIN 48 on December 27, 2006. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review in the Company’s first quarter of 2007, the Company adjusted the estimated value of its gross uncertain tax positions from $1.8 million to $8.8 million. The adjustment to increase reserves was made with a charge to retained earnings of $0.4 million and an increase to goodwill for pre-acquisition exposures of $6.6 million. Additionally, a deferred tax asset was established for future tax benefits related to exposures for state taxes and interest of $2.4 million with an offsetting reduction primarily to goodwill.

The liability for uncertain tax positions was $10.8 million as of December 25, 2007 and is considered long term and is included in other deferred items in the consolidated balance sheet. The $10.8 million liability includes $4.2 million for interest and penalties, as the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The Company recorded a deferred tax asset related to total state tax exposures of $2.7 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 27, 2006	$8,772
Additions based on tax positions related to the current year	1,410
Additional interest / penalties accrued	919
Lapse of applicable statute of limitations	(254)

Balance at December 25, 2007	$10,847

Of the $2.0 million increase since adoption, $0.5 million was charged to earnings and the remaining $1.5 million resulted in an offsetting decrease to the net deferred tax liability, as the current year increase is largely due to the acceleration of temporary deductions. The net impact on the effective tax rate from the release of unrecognized tax benefits would be $0.8 million, if recognized.

From January 1, 2003 through May 2, 2006 the Company was an S Corporation for income tax purposes. The Company files income tax returns in the U.S. and various state jurisdictions. As of December 25, 2007, the Company is subject to examination in the U.S. federal tax jurisdiction for the 2004-2006 tax years and is currently under examination for the tax year 2005. The Company is also subject to examination in various state jurisdictions for the 2000-2006 tax years, none of which was individually material.

Note 7 – Commitments and Contingencies

The Company leases certain restaurant equipment and buildings under operating leases. The majority of the Company’s leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiations. Future minimum lease payments, including non-operating assets, at December 25, 2007 consisted of (amounts in thousands):

2008	$33,779
2009	30,254
2010	26,411
2011	23,314
2012	19,719
Thereafter	93,559

Total minimum lease commitments(1)	$227,036

(1) Total minimum lease payments have been reduced by aggregate minimum noncancelable sublease rentals of $1.4 million.

The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following (amounts in thousands):

	Fiscal years ended
	December 25, 2007	December 26, 2006	December 27, 2005
Minimum rents	$35,287	$27,746	$25,582
Contingent rents	1,765	1,664	1,896

	$37,052	$29,410	$27,478

At December 25, 2007, the Company had commitments under construction contracts and purchase commitments for restaurant equipment totaling approximately $3.0 million.

Under the Company’s franchise agreements, the Company is required to rebuild or re-image a substantial number of restaurants, depending upon certain criteria as defined in the franchise agreements. During fiscal 2007, PHI announced a new incentive program to increase the Pizza Hut system’s adoption of the WingStreet™ dine-in asset format. Specifically, PHI is offering a two year deferral of the major asset action deadline from December 31, 2012 to December 31, 2014 in return for the development of three new WingStreet™ dine in assets by December 31, 2008. The Company intends to develop the WingStreet™ dine-in locations within the timeline permitted to ensure the extension of this deadline. Certain of the assets to be rebuilt are currently paying royalties of 6.5% of sales, as defined in the franchise agreements, and will qualify for a reduction in royalty rate of up to 2.5% of sales depending upon the timing and nature of the asset action. The Company expects to incur capital expenditures of approximately $35.7 million over the remaining 7 years to meet this requirement. In addition, the Company expects to incur approximately $1.5 million for capital expenditures to meet certain WingStreet™ development requirements under its franchise agreements.

On January 11, 2008, a lawsuit against the Company, entitled Hildreth v. NPC International, Inc. Case No. 2:08-CV-10-FTM-34-DNF (“Hildreth”), was filed in the United States District Court for the Middle District of Florida. The Hildreth lawsuit was filed by three persons claiming they were customers who had made purchases from one of the Company restaurants. The Complaint they filed indicates that plaintiffs will ask the Court to certify the case as a class action to assert claims on behalf of all individuals in the United States who, on or after December 4, 2006, the Company willfully provided at the point of sale or transaction with an electronically-printed receipt that violated U.S.C. Section 1681c(g) of the Fair and Accurate Credit Transactions Act (“FACTA”). The Complaint in the Hildreth case also states that plaintiffs in the case do “not seek to quantify or recover actual damages,” but only seek statutory damages for each willful violation under FACTA. Similar complaints have recently been filed against a number of other retailers and restaurant operators.

The Hildreth case is still in its preliminary stages and discovery has not begun. The Company was served on January 28, 2008 and filed a response to the Complaint on March 10, 2008. Also, plaintiffs have not yet filed a motion to certify a class and, accordingly, the Court has not yet ruled whether to certify a class of any kind. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to defend it vigorously, including plaintiffs’ apparent attempt to certify a class.

Concurrently with the closing of the Transactions, the Company acquired the 75% membership interest in Hawk-Eye that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest that management ultimately exchanged for membership interests in Holdings with an equivalent fair market value. Additionally, in September 2006, certain members of our Board of Directors purchased membership interests in Holdings. The total membership interests not owned by MLGPE are $3.3 million as of December 25, 2007. Under the terms of the Amended and Restated Limited Liability Company Agreement of Holdings (“LLC Agreement”), the membership interests are mandatorily redeemable units, which are required to be repurchased by Holdings upon the resignation of the member. However, the value of this liability is subject to a formula as defined within the LLC Agreement based upon the terms of the member’s resignation. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be required to provide a distribution to Holdings in the event of a member’s resignation from the Company. The value of this contingent obligation is subject to a formula as defined within the LLC Agreement. Based on the financial results for fiscal 2007, we estimate the membership interests to have a combined value of approximately $3.0 million to $3.3 million, of which the value varies based upon the terms of the member’s resignation, as defined within the LLC Agreement.

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

The Company recorded estimated liabilities for claims loss reserves of $16.9 million and $15.6 million at December 25, 2007 and December 26, 2006, respectively.

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

Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date of the Transactions calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon termination of service by the member. At December 25, 2007, there were 1.4 million shares available for future grants under the Plan.

Under their respective employment agreements, the following options have been granted to certain members of management (in thousands):

	As of December 25, 2007	As of December 26, 2006
Non-time vesting options	1,625	1,625
Time vesting options	3,279	1,773
Change of control options	7,937	4,432

Total options granted	12,841	7,830

Total options exercisable	1,980	1,625

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

As of December 25, 2007, no options had been exercised or forfeited by management. Based on the provisions of the Plan, management is assuming a 100% forfeiture rate for all options granted until such time a triggering event, as defined in the Plan, should become probable. As no triggering events have been deemed probable as of December 25, 2007, the Company has recorded no compensation expense for options granted in fiscal years 2007 and 2006. The weighted average remaining contractual term was 9.0 years at December 25, 2007.

The Company has adopted the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides matching contributions. Contributions by the Company to these plans were $0.7 million during fiscal 2007, 2006, and 2005. Additionally, the Company has adopted the POWR Plan, to which contributions are based on certain financial targets set by the Company’s Board of Directors each year. Under this plan, the Company accrued $0.6 million, $0.8 million, and $1.3 million in fiscal 2007, 2006, and 2005, respectively. Generally, each of these accruals was paid during the first quarter of the following fiscal year. Annual contributions to these plans are net of employee forfeitures for that respective year.

In addition, the Company entered into deferred compensation contracts with certain key executives during fiscal 1999. Based on the provisions of the plan, the vesting requirements were accelerated based upon a change of control. Therefore, expense for the payment of this plan was recognized in full in connection with the Transactions (see Note 1) in the amount of $12.1 million during fiscal 2006. Prior to the payout of the plan, amounts were accrued for these contracts of $3.5 million at December 27, 2005. Investments to be used as a funding vehicle for these contracts of $1.2 million were included in other assets in the consolidated balance sheets at December 27, 2005. The Company recorded expense related to these contracts, excluding the accelerated payout in fiscal 2006 of $0.3 million (predecessor) and $0.7 million for fiscal 2005.

Note 10 – Related-Party Transactions

MLGPE Advisory Agreement Upon completion of the Transactions, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Pursuant to the advisory agreement, MLGPE was paid $3.0 million at the closing for the financial, investment banking, management advisory and other services performed in connection with the Transactions and reimbursed $0.9 million for certain expenses incurred in rendering those services. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company paid $1.0 million to MLGPE for the fee for the current fiscal year ended December 25, 2007 and $0.7 million for the pro-rata portion of this fee for the fiscal year ended December 26, 2006.

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

Merrill Lynch & Company Investments Derivative Transaction. On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010, the notional amount of this swap was $125.0 million at fiscal year end 2007. Merrill Lynch Capital Services, Inc. (“MLCS”), was the counterparty on $62.5 million of the total notional amount, and JPMorgan Chase Bank, N.A. (“JPMCB”), an unrelated party, was the counter-party on the residual $62.5 million. Under this swap, the Company will pay both counter-parties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million Term Loan B Notes under the Senior Secured Credit Facility. As of December 25, 2007, the Company has recognized $2.1 million ($1.3 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

Note 11 – Subsequent Events

On January 31, 2008, the Company entered into a floating-to-fixed swap agreement expiring January 31, 2011, on a notional amount of $50.0 million with JPMCB as the counterparty to the transaction. Under this swap, the Company will pay the counterparty 3.16% and receive the three month LIBOR rate as determined on the reset dates. This swap was entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility.

Note 12 – Quarterly results of operations (unaudited):

The following summarizes the unaudited quarterly results of operations in fiscal 2007 and 2006 (amounts in thousands):

	March 27	June 26	Sept. 25	Dec. 25
2007
Net product sales	$168,425	$167,452	$168,922	$174,701
Operating income	13,048	11,547	11,210	11,348
Income before income taxes	3,677	1,867	1,721	1,884
Net income	$2,410	$1,362	$1,852	$2,146

	Predecessor
	March 28	March 29 – May 2	May 3 – June 27	Sept. 26	Dec. 26
2006
Net product sales	$158,517	$56,070	$88,809	$144,130	$154,437
Operating income	18,582	(4,459)	7,403	6,476	8,336
Income (loss) before income taxes	15,412	(17,029)	1,380	(3,298)	(1,086)
Net income (loss)	$15,412	$(17,029)	$897	$(2,415)	$395

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-K for fiscal 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 25, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 25, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth information with respect to the individuals that serve as our executive officers and directors.

Name	Age	Position
James K. Schwartz	46	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer
Troy D. Cook	45	Executive Vice President—Finance and Chief Financial Officer
D. Blayne Vaughn	51	Senior Vice President—Operations, Northern Territory
L. Bruce Sharp	49	Vice President—Operations, Southern Territory
Linda L. Sheedy	39	Vice President of Marketing
Lavonne K. Walbert	44	Vice President of Human Resources
Michael J. Woods	46	Vice President of Information Technology
Susan G. Dechant	37	Vice President of Administration and Chief Accounting Officer
Brandon K. Barnholt	49	Director
Christopher J. Birosak	53	Director
Cassey L. Plantada	33	Director
Robert F. End	52	Director
Charles W. Peffer	60	Director

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

D. Blayne Vaughn joined us in November 1985 as an Area General Manager. He was promoted to Regional Manager in 1990 and then Regional Vice President in 1993. In May 1997 he was promoted to Vice President of Pizza Hut operations for the Western Division and in January 2003, Mr. Vaughn became Vice President Operations for the Northern Territory. In January 2007, he was promoted to Senior Vice President of Operations of the Northern Territory. Mr. Vaughn serves on the Pizza Hut One System Operations Committee. Mr. Vaughn has over 33 years of experience in the food service industry. In 1974 Mr. Vaughn started with PHI and worked there until January 1981 when he left as an Area Supervisor to work for a Godfathers Pizza franchisee from April 1981 through November of 1985 as the company’s Director of Operations.

L. Bruce Sharp joined us in May 1987 as an Area General Manager. He was promoted to Regional Manager in 1989 and Vice President Operations for the Southern Division in May 1997 and in January 2003 Mr. Sharp became Vice President of Pizza Hut Operations for the Southern Territory. Mr. Sharp has over 27 years of experience in the food service industry. From 1976 to 1981 Mr. Sharp worked for NPC’s predecessor, CB International. From 1981 to 1985 Mr. Sharp worked for the Colorcraft Corporation and was in sales and production management in a wholesale photofinishing operation. From 1985 to 1987 Mr. Sharp worked for Dobbs Houses, Inc., as an Area Manager in their restaurant division. On February 18, 2008, L. Bruce Sharp notified the Company of his intention to resign from his position as Vice President of Pizza Hut Operations for the Southern Territory of the Company. Mr. Sharp’s resignation was effective as of February 29, 2008.

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

Brandon K. Barnholt became a director upon closing of the Acquisition. Mr. Barnholt is President and COO of Kehe Food Distributors, Inc., one of the largest specialty food distributors in the U.S. Until September 2006, Mr. Barnholt was the President and CEO of White Hen Pantry, Inc., a convenience store chain. Prior to leading the management/private equity purchase of White Hen Pantry, Mr. Barnholt was the President and CEO of the 1,200 store retail gas and convenience store chain, Clark Retail Enterprises, Inc. On October 15, 2002, Clark Retail Enterprises filed for Chapter 11 bankruptcy protection. From early 1992 to mid-1999 Mr. Barnholt led the 800 store retail and wholesale marketing business for Clark Refining and Marketing, Inc. Mr. Barnholt began his career with Conoco Inc. and has managed retail and wholesale businesses for over 25 years. During his career, Mr. Barnholt has led numerous acquisitions and dispositions and has a solid depth of experience in the capital markets. Mr. Barnholt sits on the Board of Young Life of Eastern Dupage County and the Dean’s Leadership Council at the Monfort College of Business. Mr. Barnholt earned a B.S. degree in Finance and Economics from the University of Northern Colorado.

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

Charles W. Peffer became a director upon closing of the Acquisition. Mr. Peffer was a partner of KPMG LLP from 1979 until his retirement in 2002. During that period, Mr. Peffer was the audit partner for many public and private companies and served as Managing Partner of KPMG LLP’s Kansas City office from 1993 to 2000. Mr. Peffer has been a Certified Public Accountant and member of the American Institute of Certified Public Accountants and Kansas and Missouri Societies of CPAs. Mr. Peffer is a director of the Commerce Funds, a family of nine funds with approximately $1.6 billion in assets, and Garmin Ltd, a NASDAQ 100 company in the technology and consumer electronics industries. Mr. Peffer earned a B.S. in Business Administration from the University of Kansas and an M.B.A. from Northwestern University.

Mr. Barnholt and Mr. Peffer are the sole members of the Audit Committee of our Board of Directors and each of them meets the independence standards of the Nasdaq Global Market for audit committee members. Mr. Peffer has been designated by the Board of Directors as an audit committee financial expert.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which applies to all of our employees, including our executive officers and directors. A copy of the Company’s Code of Business Conduct and Ethics will be made available to any person, without charge, by contacting the Executive Vice President – Finance and Chief Financial Officer, Troy D. Cook, at 913-327-5555, or through a written request to 7300 W. 129th Street, Overland Park, Kansas 66213.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background of Compensation Program

On May 3, 2006, our former stockholders completed the sale of all our outstanding shares of capital stock to NPC Acquisition Holdings, LLC, or “Holdings,” a company controlled by Merrill Lynch Global Private Equity, or “MLGPE,” and its affiliates. In this Annual Report on Form 10-K, we refer to the acquisition of all of our capital stock by Holdings and related financings, as the “Transactions.” In connection with the Transactions, we issued $175.0 million of 9-1/2 Senior Subordinated Notes due 2014 pursuant to Rule 144A, which were subsequently exchanged for substantially identical notes that were registered under the Securities Act of 1933, referred to as the “Notes.” The term “Named Executive Officer” used in this discussion refers to James Schwartz, our principal executive officer, Troy Cook, our principal financial officer, and our three other most highly compensated executive officers during 2007. These other Named Executive Officers include Blayne Vaughn, Senior Vice President – Operations, Northern Territory, Bruce Sharp, who was our Vice President – Operations, Southern Territory, prior to his voluntary resignation effective February 29, 2008, and Mike Woods, Vice President—Information Technology and Chief Information Officer.

The following discussion of our compensation philosophy and policies reflects the views of our current Compensation Committee, which is composed solely of three independent directors (as defined under NASDAQ Stock Market Rules). Under its Charter, the Compensation Committee determines the amount and elements of compensation of our Chief Executive Officer, subject to ratification by the Board of Directors, and recommends to the Board of Directors, the amount and elements of compensation of our other executive officers.

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

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific short-term and long-term goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation, as well as the amount and structure of the compensation elements constituting our compensation program, in order to ensure that the Company maintains its ability to attract, motivate and retain highly qualified employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes that the compensation packages provided by the Company to its executives, including the Named Executive Officers, should include both cash and stock-based compensation that reward performance, as measured against established goals.

In order to ensure that the compensation program is structured to remain competitive, the Compensation Committee reviews and takes into account competitive compensation data gathered by the Vice President – Human Resources regarding the elements of compensation and the amount of each element paid by comparable competitors for executives in positions that are similar to our executive officer positions. The primary source data for all elements of compensation is the Chain Restaurant Compensation Association (“CRCA”), which is a survey conducted by the Hay Group, and includes a variety of restaurant groups. The 2007 survey included 34% Dinner Houses, 17% Family Dining establishments, 7% Quick Casual, 25% Quick Service and 17% Restaurant Groups. The Company has utilized this survey as a guide to establishing compensation for a number of years; we do not have input or control over the restaurant groups that participate in this survey. However, despite any variance in the participating restaurant groups, the Company utilizes the CRCA data as a guide and also considers relative volume levels, our franchise status, and our capital structure to determine a competitive compensation structure.

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

2007 Elements of Compensation

The principal components of compensation for the Named Executive Officers for the 2007 fiscal year are described below.

Annual Base Salary

Executive officers are paid a base salary as compensation for performance of their primary duties and responsibilities. The annual base salaries for Mr. Schwartz and Mr. Cook for the period after the Transactions were set by their employment agreements. Merit increases for the 2007 fiscal year were determined and approved by the Compensation Committee. The annual base salary of the Senior Vice President – Operations, Northern Territory and Vice President – Operations, Southern Territory are recommended by the Chief Executive Officer to the Compensation Committee. The salary of the Vice President – Information Technology is recommended by the Chief Financial Officer to the Chief Executive Officer, who, in turn, recommends such compensation to the Compensation Committee. Recommendations for salary include consideration of the following:

•	the level of salary needed to remain competitive with executives with similar positions by restaurant companies with comparable dollar volume and numbers of restaurants;

•	the nature and responsibility of the position;

•	the achievement of objective performance criteria specific to each position; and

•	subjective leadership criteria.

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

We believe that growth in earnings before interest, taxes, depreciation and amortization, or “EBITDA,” is the measure of financial performance that best reflects the increase in stockholder value. EBITDA is also a principal focus of our performance because it improves our debt service coverage and financial covenant compliance; in addition, EBITDA is a measure that yields cash to pay down our debt more quickly, which is a primary objective as we are a highly leveraged entity.

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

The employment agreements with Mr. Schwartz and Mr. Cook provide them with the opportunity to earn annual cash incentive compensation of up to the following percentages of their annual base salary if the specified percentage of the EBITDA Target is achieved: (i) 25% of base salary if at least 95% of the EBITDA Target is achieved; (ii) 50% of base salary if at least 100% of the EBITDA Target is achieved; and (iii) 75% of base salary if 105% or more of the EBITDA Target is achieved. They also have the opportunity to earn additional cash bonus compensation each year in recognition of outstanding performance as determined by the Board of Directors in its sole discretion. Such a discretionary bonus was awarded to Mr. Schwartz and Mr. Cook during fiscal 2006 as a one-time award for their exemplary performance achieved by their execution throughout and following the Transactions; however, no such discretionary compensation was granted during fiscal 2007. The primary form of incentive compensation awarded to Mr. Schwartz and Mr. Cook is anticipated to be granted for achievement of the EBITDA Target noted above, with little to no emphasis on discretionary awards in the ongoing term of their employment.

Mr. Vaughn and Mr. Sharp were eligible to earn a target cash incentive compensation of $99,000 and $86,750, respectively, the specific amount of which is determined primarily based on a pyramidal bonus structure involving each level of restaurant management in their respective territories that is designed to align their incentives and ensure that each level of management is working together effectively to accomplish financial and other performance goals of the Company. This restaurant operations bonus was targeted to be 60% of the total incentive compensation to be paid, which is calculated based upon the amount of aggregate cash incentive compensation payable to all of the regional managers in our Northern and Southern territories, respectively, which, in turn, is based on the amount of cash incentive compensation payable to area general managers that report to the respective regional managers, which, in turn, is based on the amount of the cash incentive compensation payable to restaurant general managers that report to the respective area general managers. The amount of cash incentive compensation payable to restaurant general managers is determined by the amount of the increase in sales and operating profit, as compared to the prior year, which may be increased or decreased based upon a balanced scorecard performance, which is based on specific metrics, including sales, employee turnover, customer satisfaction scores, among other specified criteria. Both Mr. Vaughn and Mr. Sharp were eligible for additional incentive compensation that is based upon the EBITDA Target achieved as follows: (i) 50% of bonus target if at least 95% of the EBITDA Target is achieved; (ii) 100% of bonus target if at least 100% of the EBITDA Target is achieved; and (iii) 120% of base salary if 105% or more of the EBITDA Target is achieved. This EBITDA incentive compensation was targeted to be 20% of total incentive compensation paid. Finally, Mr. Vaughn and Mr. Sharp were eligible for incentive compensation, the specific amount of which is determined by the extent to which the net income generated from the regions in their respective territories exceeded the operating plan for 2007 for each of these respective territories based on ratios similar to that of the EBITDA Target described above. The payout for the achievement of the territory plan was targeted to be 20% of total incentive compensation to be paid. Overall, each of these components combined was targeted to achieve a payout for of approximately 50% of the base salary for Mr. Vaughn and Mr. Sharp for fiscal 2007, which is an increase of 10% from the prior year.

As the officer with principal supervisory responsibility over our information systems, Mr. Wood’s role has a significant impact on our operational efficiency and effectiveness. However, the goals in his area are more project and systems oriented and less susceptible to direct and immediate measurement of their effect on financial performance. As a result, his total cash compensation is more heavily weighted to salary so that his opportunity to receive annual incentive compensation in 2007 was targeted as $44,000, or 30% of base salary. Of this total annual incentive compensation opportunity, $22,000 was targeted to be paid based upon meeting a range of specified EBITDA Targets as follows: (i) 50% of bonus target if at least 95% of the EBITDA Target is achieved; (ii) 100% of bonus target if at least 100% of the EBITDA Target is achieved; and (iii) 120% of base salary if 105% or more of the EBITDA Target is achieved. Additionally, Mr. Woods was eligible to receive incentive compensation targeted as $22,000 to be paid based upon the successful completion of specified information technology projects, which are determined at the discretion of the Executive Vice President – Finance and CFO.

The cash incentive compensation targets were established by the Board of Directors, based upon the financial operating plan for the Company for fiscal 2007. The financial operating plan was prepared by management, with board input, and ultimately approved by the Board of Directors. This plan represented a reasonably aggressive expectation for the business given the existing business climate, the resulting impact from the implementation of minimum wage legislation, expectations for general competitive pressures, significant increases in key commodity prices, and general inflation for the fiscal year. These factors combined resulted in a difficult to achieve financial plan, which is exemplified by the fact that management only met the minimum threshold for the cash incentive compensation plan for both fiscal years 2006 and 2007.

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

The Compensation Committee determines which executives may participate in the DCR Plan. The DCR Plan affords participants the opportunity to make two types of compensation deferral elections. First, each such executive may elect to defer all or a portion of his or her base salary. Second, the plan allows each such executive the opportunity to separately elect to defer all or a portion of his or her bonus compensation. As an incentive to participate in the DCR Plan, we match executive contributions up to four percent of the sum of the executive’s salary and bonus compensation. We also may provide additional discretionary contributions as a means of rewarding participants for their efforts with us. The amount of any discretionary contribution may vary from year to year based upon our Board’s assessment of those efforts made by DCR Plan participants and our financial needs; however, no such discretionary contributions were awarded during fiscal years 2006 and 2007. We believe that both the level of employer-matching contribution and the level of discretionary contributions, if any, that we may contribute to the DCR Plan on behalf of our executive officers are comparable with other peer companies, considered to be those companies included in the Chain Restaurant Compensation Association Survey cited above, who provide similar plans for retirement benefits for their executives under qualified retirement plan arrangements.

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

There are essentially two components to the POWR Plan. The first component provides participants with the opportunity to earn a contribution equal to a specified percentage of the participant’s annual base salary for that year if we meet certain EBITDA targets established by our Board of Directors, or the “POWR Plan EBITDA Target”. This percentage is the same for each Named Executive Officer but varies between a 0-13.5% payout depending on the threshold, target and maximum POWR Plan EBITDA Targets achieved. Generally, for fiscal 2007, the threshold POWR Plan EBITDA target is based on 95% of the EBITDA Target, which is based on the financial operating plan approved by the Board of Directors. EBITDA achievement less than 95% of the POWR Plan EBITDA Target results in a 0% threshold payout; achievement of 95-100% of the POWR Plan EBITDA Target will include a target payout of 9%; achievement of greater than 100% of the POWR Plan EBITDA Target will result in a maximum payout of 13.5% of annual base salary for our Named Executive Officers. All participants are also eligible to participate in a “Gain Sharing Pool” which represents 5% of our EBITDA that is in excess of a higher POWR Plan EBITDA Target that is set at the discretion of our Board of Directors. Each participant’s share of this Gain Sharing Pool is based on the participant’s individual POWR Plan contribution amount, excluding any POWR Plan Plus contribution, compared to the total profit sharing contributions under the POWR Plan. Contributions made under this first component vest at a rate of 25% each year over a four year period beginning with the year for which the contribution is earned; however, beginning January 1, 2008, participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 60 with at least 5 years service.

The second component of the POWR Plan provides an additional contribution, referred to in the plan as the “POWR Plus Contribution” that rewards participants in the plan who have at least ten years of service with us if the target or maximum EBITDA payouts, as defined above, are met. This additional contribution level for fiscal years 2006 and 2007 is 5% of annual base salary for each Named Executive Officer. Because POWR Plan Plus Contributions are designed to reward loyal and faithful key employees who provide valuable service to us over an extended period of time, they will vest only upon 20 years of employment with us.

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

Options may be granted under the plan with respect to a maximum of 8% of the membership interests of Holdings as of the closing date of the Transactions calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate by the Compensation Committee or the Board of Holdings. Options with respect to 1.0% of the interests are “non-time vesting” options, which were vested at grant as a matching incentive based upon the level of equity investment made by the executive officer. These options were made available to our Chief Executive Officer and Chief Financial Officer based upon their purchase of 1,950,000 units and 1,300,000 units of membership interests, at $1.00 per membership unit, in the Company at the date of the Transactions. Options with respect to 2.0% of the interests will be “time vesting” options, which will vest ratably as to 20% of the interests subject to the option over a five-year period, subject to the option holders’ continued service. The options as to the remaining 5.0% of the interests vest only upon the occurrence of a change of control of Holdings or the Company on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon or within 90 days after the termination of service by the member.

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

The Company granted options to its Named Executive Officers, with the exception of the Chief Executive Officer and the Chief Financial Officer, in January 2007 through the approval of the Board of Directors of Holdings. The options were granted in conjunction with the Transactions and tenure of service and position with the Company. Additional option grants will be made at the discretion and through approval of the Board of Holdings to ensure that compensation to our Named Executive Officers remains competitive and in-line with our peer companies.

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

The incremental cost to the Company for personal use of the Company airplane is calculated based on the average variable operating costs to the Company. Variable operating costs include fuel, maintenance, landing/ramp fees, and other miscellaneous variable costs. The total annual variable costs are divided by the annual hours flown by the Company aircraft to derive an average variable cost per hour flown. This average variable cost per hour flown is then multiplied by the hours flown for personal use to derive the incremental cost. The methodology excludes fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries, purchase costs of the aircraft and non-trip related hangar expenses. Incremental cost to the Company reported within the Summary Compensation Table was based on the hours flown for each personal trip taken by Mr. Schwartz and Mr. Cook.

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended December 25, 2007 and December 26, 2006. The Named Executive Officers are the Company’s principal executive officer and principal financial officer, and the three other most highly compensated executive officers ranked by their total compensation in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)(1)	(d)(2)	(e)(3)	(f)(4)	(g)(5)	(h)(6)	(i)(7)	(j)
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	2007 2006	632,006 574,121	— 85,000	— —	0 0	247,212 255,361	5,682 61,140	47,325 40,159	932,225 1,015,781

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	2007 2006	422,871 386,429	— 75,000	— —	0 0	164,808 170,638	2,378 43,243	37,673 30,296	627,730 705,606

D. Blayne Vaughn Senior Vice President – Operations, Northern Territory	2007 2006	194,252 179,442	— —	— —	0 0	99,740 91,066	1,441 34,367	9,962 9,634	305,395 314,509

L. Bruce Sharp Vice President – Operations, Southern Territory	2007 2006	171,772 162,846	— —	— —	0 0	83,547 95,121	3,306 22,505	9,158 9,551	267,783 290,023

Michael J. Woods Vice President – Information Technology and Chief Information Officer	2007 2006	149,908 145,543	18,750 22,000	— —	0 0	24,139 25,027	— 8,301	7,093 7,112	199,890 207,983

(1)

Amounts shown are the cumulative base salary earned by the Named Executive Officer throughout fiscal years 2007 and 2006. These amounts are not reduced by any deferral of compensation for those individuals participating in the Deferred Compensation and Retirement Plan. Base salary for each Named Executive Officer in effect for fiscal years 2007 and 2006, respectively, were as follows: Mr. Schwartz, $637,500 and $600,000; Mr. Cook, $425,000 and $400,000; Mr. Vaughn, $198,000 and $182,000; Mr. Sharp, $173,500 and $165,000; and Mr. Woods, $147,027 and $142,055. Annual merit increases to base salary were approved by the Company’s Board of Directors on March 6, 2008 and will be enacted beginning March 26, 2008. Base salary was increased to the following for each Named Executive Officer: Mr. Schwartz, $665,000; Mr. Cook, $445,000; and Mr. Woods, $152,173. On March 26, 2008, Mr. Vaughn will take the position of Senior Vice President – Head of Operations and received a base salary of $240,000. Mr. Sharp retired from the Company effective February 29, 2008.

(2)

Bonuses include discretionary payments for fiscal year 2006 to Mr. Schwartz and Mr. Cook for the bonus program available to these Named Executive Officers. Additionally, a portion of the annual bonus program earned by Mr. Woods is made on a discretionary basis, which is determined by management. Amounts paid under the Company’s incentive plan are reported in Column (g) as “Non-Equity Incentive Plan Compensation.”

(3)	No stock awards were granted to any employee during fiscal years 2007 and 2006.
(4)

Options were granted to Mr. Schwartz and Mr. Cook as part of the Employment Agreement signed with these Named Executive Officers on May 3, 2006; additional options were granted to the remaining Named Executive Officers on January 24, 2007. The Company is required to disclose the amount of the compensation costs for financial reporting purposes under FAS 123R, Accounting and Disclosure of Stock Based Compensation, as revised, rather than any amount expected to be paid to or realized by the Named Executive Officer. Per the terms of the NPC Acquisition Holdings, LLC Management Option Plan, these options have certain vesting conditions that trigger a fair value or formula valuation, depending on the performance condition. The Company has determined that none of these performance conditions were to be considered probable as of the grant date and at the end of fiscal years 2006 and 2007; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

(5)

Amounts represent incentive compensation earned by the Named Executive Officers based on specific performance criteria, which is described in further detail under ‘2007 Elements of Compensation’ Item 11. Compensation Discussion and Analysis, for fiscal years 2007 and 2006, respectively, as follows: Mr. Schwartz, $159,375 and $150,000; Mr. Cook, $106,250 and $100,000; Mr. Vaughn, $72,623 and $57,869; Mr. Sharp, $59,577 and $64,994; and Mr. Woods, $11,027 and $6,000. In addition, amounts included above were contributions to the Company’s POWR Plan for each executive for fiscal years 2007 and 2006, respectively, as follows: Mr. Schwartz, $87,837 and $105,361; Mr. Cook, $58,558 and $70,638; Mr. Vaughn, $27,117 and $33,197; Mr. Sharp, $23,970 and $30,127; Mr. Woods, $13,112 and $19,027. Fiscal years 2007 and 2006 earnings, respectively, on the POWR Plan are as follows: Mr. Schwartz, $35,064 and $46,400; Mr. Cook, $21,554 and $28,046; Mr. Vaughn, $11,768 and $15,747; Mr. Sharp, $10,741 and $14,388; and Mr. Woods, $5,079 and $6,415. POWR Plan earnings are not included in amounts reported in Column (g) as “Non-Equity Incentive Plan Compensation;” however, any above market earnings on balances in the POWR Plan are reported in Column (h) as “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

(6)

Amounts represent above market earnings on compensation that is deferred outside of tax-qualified plans within the Company’s POWR Plan and the Deferred Compensation and Retirement Plan. These amounts were calculated as earnings on plan balances with returns exceeding 120% of the annual applicable federal rate, which was equal to 4.97% and 5.7% for fiscal years 2007 and 2006, respectively.

(7)

This amount represents (i) the Company contribution to the Deferred Compensation and Retirement Plan for all Named Executive Officers listed above for fiscal years 2007 as follows: Mr. Schwartz, $33,624; Mr. Cook, $23,019; Mr. Vaughn, $9,962; Mr. Sharp, $9,158; and Mr. Woods, $7,093; (ii) a matching gift contribution for $10,000 that was paid by NPC on the behalf of Mr. Schwartz and Mr. Cook for organizations qualifying under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended; (iii) reimbursement for a complete biannual medical examination at the Cooper Clinic for Mr. Schwartz of $3,093; (iv) reimbursement for tax, financial planning and legal service fees for Mr. Schwartz of $200; and (v) personal usage of the corporate plane, which resulted in incremental cost to the Company calculated as described under ‘2007 Elements of Compensation’ Item 11. Compensation Discussion and Analysis as follows: Mr. Schwartz, $408 and Mr. Cook, $4,654. In addition, members of Mr. Schwartz’s family accompanied him on business related trips, which resulted in a personal benefit of 19.8 flight hours, approximately 10.5% of total flight hours flown by the corporate plane throughout the year. No amounts for these flights were included in the Summary Compensation Table because the aggregate incremental cost to the Company, which consists of the additional fuel cost incurred by the Company, for including family members on these flights is minimal.

Grants of Plan-Based Awards in Last Fiscal Year

The following table provides information on future payouts under the non-equity incentive plan awards and stock options granted in 2007 to each of the Company’s Named Executive Officers.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)		Target ($)		Maximum ($)		Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)(4)		(k)(4)
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	1/1/07 1/1/07	159,375 —	(1) (3)	318,750 89,250	(1) (3)	478,125 117,938	(1) (3)	—	—	—	—	—			—

Troy D. Cook Executive Vice President –Finance and Chief Financial Officer	1/1/07 1/1/07	106,250 —	(1) (3)	212,500 59,500	(1) (3)	318,750 78,625	(1) (3)	—	—	—	—	—			—

D. Blayne Vaughn Senior Vice President – Operations, Northern Territory (3)	1/1/07 1/1/07 1/24/07 1/24/07	— — — —	(2) (3)	99,000 27,720 — —	(2) (3)	— 36,630 — —	(2) (3)	— — —	— — —	— — —	— — —	— 271,794 665,423	(4) (4)	$ $	— 1.00 2.00

L. Bruce Sharp Vice President – Operations, Southern Territory (3)	1/1/07 1/1/07 1/24/07 1/24/07	— — — —	(2) (3)	86,750 24,290 — —	(2) (3)	— 32,098 — —	(2) (3)	— — —	— — —	— — —	— — —	— 271,794 665,423	(4) (4)	$ $	— 1.00 2.00

Michael J. Wood Vice President – Information Technology and Chief Information Officer (3)	1/1/07 1/1/07 1/24/07 1/24/07	— — — —	(2) (3)	22,000 13,232 — —	(2) (3)	— 19,849 — —	(2) (3)	— — —	— — —	— — —	— — —	— 199,316 487,977	(4) (4)	$ $	— 1.00 2.00

(1)

Amounts represent incentive compensation, which is defined by the respective Employment Agreements signed by Mr. Schwartz and Mr. Cook on May 3, 2006, which equals a specified percentage for the threshold, target and maximum payout as 25%, 50% and 75% of base salary with a corresponding achievement of 95%, 100%, or 105% or more of the EBITDA Target, respectively, that is approved by the Board of Directors on an annual basis. This payout is based on performance achieved during fiscal 2007. Based on fiscal 2007 results, Mr. Schwartz and Mr. Cook earned the threshold incentive award, which has been included within Column (g), “Non-Equity Incentive Plan Compensation,” in the Summary Compensation Table. This incentive compensation will be paid in fiscal 2008.

(2)

Amounts represent the target incentive contributions for each of these Named Executive Officers for fiscal 2007. Actual incentive compensation earned based on fiscal 2007 results were as follows: Mr. Vaughn, $72,623, Mr. Sharp, $59,577; and Mr. Woods, $11,027.

(3)

Amounts represent POWR Plan contributions, which equals a specified percentage for the threshold, target, and maximum payout as 0%, 9%, and 13.5% with a specified achievement of the EBITDA Target. An additional contribution of 5% is made on behalf of executives with more than 10 years of tenure if the target or maximum incentive level is met. The above amounts do not include potential “Gain-Sharing Pool” contributions, which are further described in “2007 Elements of Compensation” in the Compensation Discussion and Analysis, due to the ineligibility to receive such contributions based on fiscal 2007 actual EBITDA results. Based on fiscal 2007 results, all executives received contributions for the target award, which has been included within column (g), “Non-Equity Incentive Plan Compensation,” in the Summary Compensation Table. Current year contributions are also included in column (c), “Registrant Contributions in Last Fiscal Year” on the Non-Qualified Deferred Compensation table. The POWR Plan contribution will be made to the plan in fiscal 2008. These contributions are subject to certain vesting requirements, which are detailed in “2007 Elements of Compensation” in the Compensation Discussion and Analysis.

(4)

Per the terms of the NPC Acquisition Holdings, LLC Management Option Plan, these options have certain vesting conditions that trigger specific valuations of the options depending on the performance condition. The Company has determined that none of these performance conditions was to be considered probable as of the grant date and at the end of fiscal 2007; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of exercisable and unexercisable options granted and held by the Company’s Named Executive Officers as of December 25, 2007.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
(a)	(b)		(c)		(d)	(e)		(f)
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	1,187,800 —	(1)	851,200 2,659,000	(2) (3)	— —	$ $	1.00 2.00	5/3/2016 5/3/2016
Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	791,800 —	(1)	567,200 1,773,000	(2) (3)	— —	$ $	1.00 2.00	5/3/2016 5/3/2016

D. Blayne Vaughn Senior Vice President – Operations, Northern Territory	—		271,794 665,423	(4) (5)	—	$ $	1.00 2.00	1/24/2017 1/24/2017

L. Bruce Sharp Vice President – Operations, Southern Territory	—		271,794 665,423	(4) (5)	—	$ $	1.00 2.00	1/24/2017 1/24/2017

Michael J. Woods Vice President – Information Technology and Chief Information Officer	—		199,316 487,977	(4) (5)	—	$ $	1.00 2.00	1/24/2017 1/24/2017

(1)

Options granted on May 3, 2006, in connection with the Transactions, of which 975,000 and 650,000 options for Mr. Schwartz and Mr. Cook, respectively, have a service period that allows for immediate vest. These options were a matching incentive for the purchase of membership interests in the Company at the time of the Transactions, which is described further in the ‘2007 Elements of Compensation’ of Item 11. Compensation Discussion and Analysis. The remaining vested options of 212,800 and 141,800 for Mr. Schwartz and Mr. Cook respectively, have a service period that vests ratably over a period of five years, but allow for accelerated vesting in the event of a change in control. Each of these options expires on the date shown in Column (f), which is ten years from the date of grant.

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
(4)

Options granted on January 24, 2007, based on the discretion and approval of the Board of Directors of Holdings, that have a service period that vests ratably over a period of five years, but allow for accelerated vesting in the event of a change in control. These options expire on the date shown in Column (f), which is ten years from the date of grant.

(5)	Options granted on January 24, 2007, that vest only upon a change in control of the entity.

In addition to the service period vesting footnoted above, each option has a mandatory call provision, which result in a fair value or formula valuation depending on the performance condition, which is defined in the NPC Holdings, LLC Management Option Plan. These performance conditions have been determined by management not to be probable at the date of grant or at the end of fiscal 2007; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

No options have been exercised by any named officer as of December 25, 2007.

Nonqualified Deferred Compensation in Last Fiscal Year

The following table shows the executive contributions, earnings and account balances for the Deferred Compensation and Retirement Plan and the POWR Plan for all Named Executive Officers as of December 25, 2007.

Name	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
(a)	(b)		(c)		(d)		(e)	(f)
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	33,624 —	(1)	33,624 87,837	(1) (3)	9,004 35,064	(2) (2)	— —	127,594 800,841	(1) (4)

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	23,019 —	(1)	23,019 58,558	(1) (3)	4,920 21,554	(2) (2)	— —	90,381 496,846	(1) (4)

D. Blayne Vaughn Senior Vice President – Operations, Northern Territory	41,387 —	(1)	9,962 27,117	(1) (3)	18,768 11,768	(2) (2)	— —	382,711 266,403	(1) (4)
L. Bruce Sharp Vice President – Operations, Southern Territory	37,798 —	(1)	9,158 23,970	(1) (3)	18,603 10,741	(2) (2)	— —	338,010 242,384	(1) (4)
Michael J. Woods Vice President – Information Technology and Chief Information Officer	11,373 —	(1)	7,093 13,112	(1) (3)	5,943 5,079	(2) (2)	— —	133,344 116,385	(1) (4)

(1)

Amounts represent activity for participation in the Deferred Compensation and Retirement Plan. The Company will match up to 4% of base salary, bonus, and cash incentive compensation (excluding contributions to the POWR Plan) contributed by the participant to the plan. Company contributions shown in Column (c) are also included in Column (i) as “All Other Compensation” on the Summary Compensation Table. Of the aggregate balance shown above, registrant contributions included within the Summary Compensation Table for fiscal 2006 were as follows: Mr. Schwartz, $30,159; Mr. Cook, $20,296; Mr. Vaughn, $9,634; Mr. Sharp, $9,551; and Mr. Woods, $7,112. There are no limits to the amount of contributions individuals are eligible to contribute to the plan.

(2)

Earnings on the Deferred Compensation and Retirement Plan and the POWR Plan that are considered to be above market earnings, which are included in Column (h) as a “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table. Earnings on the POWR Plan are included in footnote 5 of the Summary Compensation Table. Interest is considered to be above-market if the rate of interest exceeds 120% of the applicable federal long-term rate, with compounding. The investment gain or loss for each of these plans shall be allocated to a Participant’s Account in the ratio that the Participant’s Account balance as of the preceding valuation date, adjusted for all distributions and forfeitures occurring during the calendar year, bears to the total of all Account balances as of the preceding valuation date, as adjusted for all distributions and forfeitures occurring during the calendar year. For purposes of this Section, a Participant’s Account balance as of such preceding valuation date shall include contributions credited as of such date (even if such contributions are actually made after such date).

(3)

Amounts represent the contribution to the POWR Plan for fiscal 2007 on each Named Executive Officer’s behalf. Contributions made by the Company are based on the achievement of established POWR Plan EBITDA targets, which are approved by the Board of Directors on an annual basis. Notwithstanding an executive’s number of years of employment with us, amounts contributed to this plan vest over a four-year period, 25% in the year of contribution and ratably thereafter over the next three years. The following table details current year vesting and aggregate vested balances from prior years for each Named Executive Officer:

	FY 2007 Vested Contributions	Aggregate Vested Balances
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	$128,646	$496,528

	FY 2007 Vested Contributions	Aggregate Vested Balances
Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	86,170	333,457

D. Blayne Vaughn Senior Vice President – Operations, Northern Territory	55,154	226,106

L. Bruce Sharp Vice President – Operations, Southern Territory	49,925	206,063

Michael J. Woods Vice President – Information Technology and Chief Information Officer	31,842	84,939

(4)

Amounts represent the aggregate balance at the end of fiscal 2007 for participation in the Company’s POWR Plan. Company contributions shown in Column (c) are also included in Column (g) as “Non-Equity Incentive Plan Compensation” on the Summary Compensation Table. Of the aggregate balance shown above, registrant contributions included within the Summary Compensation Table for fiscal 2006 were as follows: Mr. Schwartz, $105,361; Mr. Cook, $70,638; Mr. Vaughn, $33,197; Mr. Sharp, $30,127; and Mr. Woods, $19,027.

Employment Agreements and Potential Post Employment Matters

On May 3, 2006, we entered into employment agreements with Mr. Schwartz to serve as our President, Chief Executive Officer and Chief Operating Officer and Mr. Cook to serve as our Executive Vice President – Finance and Chief Financial Officer, both for a period of two years. These agreements are automatically renewed for successive one year periods, unless either the Company or Mr. Schwartz or Mr. Cook provides at least 90 days written notice of intent not to renew. These employment agreements are further described within the Compensation Discussion and Analysis and footnote 1 to the Summary Compensation Table. Under the terms of this agreement, Mr. Schwartz and Mr. Cook are entitled to certain post-employment payments, which are determined based on the terms of the termination with the Company, which are detailed as follows:

Reason for termination	Payment Obligations to the Employee
Termination without cause	• Unpaid compensation at the date of termination

• Two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

• Unpaid accrued vacation earned and not taken through the date of termination

• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Reason for termination	Payment Obligations to the Employee
Termination with good reason (1)	• Unpaid compensation at the date of termination

• Two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

• Unpaid accrued vacation earned and not taken through the date of termination

• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Voluntary termination	• Unpaid base salary through the end of the month in which termination occurs

• Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

• Unpaid accrued vacation earned and not taken through the date of termination

• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with cause	• Unpaid base salary through the date of termination

• Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

• Unpaid accrued vacation earned and not taken through the date of termination

• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Death	• Unpaid base salary through the month in which death occurs

• Unpaid bonus compensation for any fiscal year which has ended as of the date of death

• The Pro Rata Bonus amount for the fiscal year in which the date of death occurs

• Unpaid accrued vacation earned and not taken through the date of death

Disability	• Unpaid base salary through the month in which such termination occurs

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

In addition to the above payments, per the terms of the NPC Acquisition Holdings LLC Agreement, the 1,950,000 and 1,300,000 units of membership interests held by Mr. Schwartz and Mr. Cook, respectively have a mandatory call provision that will require repurchase of their outstanding units at the date of termination. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be required to provide a distribution to NPC Holdings in the event of a member’s resignation from the Company. The payout of these interests vary based on the terms of the executives’ termination with the Company, and will result in either a fair value or formula valuation, which is defined within the NPC Acquisition Holdings LLC Agreement.

There are no post employment payment obligations to the remaining Named Executive Officers.

The tables below estimate amounts payable upon a separation as if the individuals were separated on December 25, 2007.

James K. Schwartz, our President, Chief Executive Officer and Chief Operating Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/25/07 (1)	12,259		12,259		12,259		12,259		12,259		12,259
Stock Options (2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/25/07 (3)	159,375		159,375		159,375		159,375		159,375		159,375

Benefits and Perquisites:
Severance Payments (4)	1,593,750		1,593,750		—		—		—		—
Retirement Plans (5)	624,122		624,122		624,122		624,122		624,122		624,122
Membership Interests (6)	1,950,000	(c)	1,950,000	(c)	1,828,230	(d)	1,828,230	(d)	1,950,000	(c)	1,950,000	(c)
Accrued Vacation at 12/25/07	58,846		58,846		58,846		58,846		58,846		58,846

Total Post-Employment Payments	4,398,352		4,398,352		2,682,832		2,682,832		2,804,602		2,804,602

(1)	Amounts are salary earned and unpaid at year-end due to the timing of payroll, which is paid on a one-week lag. Amounts were included in Column (c) as “Salary” on the Summary Compensation Table.
(2)

Options were priced using the formula calculation defined within the NPC Acquisition Holdings LLC Management Option Plan further described below, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors. This pricing assumes a mandatory call of units for all options that were vested as of December 25, 2007. Due to the valuation, all vested options were calculated as out-of-the money options at the end of fiscal 2007; therefore, a zero value is shown in the table above for each of the vested options.

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
(5)

Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and the Company’s POWR Plan as of December 25, 2007. Amounts were included in the Nonqualified Deferred Compensation Table.

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

Troy D. Cook, our Executive Vice President – Finance and Chief Financial Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/25/07 (1)	8,173		8,173		8,173		8,173		8,173		8,173
Stock Options (2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Bonus at 12/25/07 (3)	106,250		106,250		106,250		106,250		106,250		106,250

Benefits and Perquisites:
Severance Payments (4)	1,062,500		1,062,500		—		—		—		—
Retirement Plans (5)	423,838		423,838		423,838		423,838		423,838		423,838
Membership Interests (6)	1,300,000	(c)	1,300,000	(c)	1,218,820	(d)	1,218,820	(d)	1,300,000	(c)	1,300,000	(c)
Accrued Vacation at 12/25/07	39,231		39,231		39,231		39,231		39,231		39,231

Total Post-Employment Payments	2,939,992		2,939,992		1,796,312		1,796,312		1,877,492		1,877,492

(1)	Amounts are salary earned and unpaid at year-end due to the timing of payroll, which is paid on a one-week lag. Amounts were included in Column (c) as “Salary” on the Summary Compensation Table.
(2)

Options were priced using the formula calculation defined within the NPC Acquisition Holdings Management Option Plan further described below, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors. This pricing assumes a mandatory call of units for all options that were vested as of December 25, 2007. Due to the valuation, all vested options were calculated as out-of-the money options at the end of fiscal 2006; therefore, a zero value is shown in the table above for each of the vested options.

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
(5)

Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and the Company’s POWR Plan as of December 25, 2007. Amounts were included in the Nonqualified Deferred Compensation Table.

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

Director Compensation Table

The following table summarizes the annual cash compensation earned by the Company’s non-employee directors during 2007.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles W. Peffer Audit Committee Chairman	27,000	—	—	—	—	—	27,000

Brandon K. Barnholt	24,500	—	—	—	—	—	24,500

(1)

The annual retainer paid to external directors is $15,000 with an additional annual retainer of $2,500 paid to the Audit Committee Chairman. Attendance at each Board and Audit Committee meeting was paid as $1,000 for in-person participation or $500 for teleconference participation. Compensation for directors for fiscal 2008 will increase to an annual retainer of $17,500 with an additional annual retainer of $3,000 paid to the Audit Committee Chairman. Fees paid for attendance at each Board and Audit Committee meeting will remain similar to fiscal 2007 levels.

(2)

Due to the purchase of membership interests in the Company by these directors during the fourth quarter of fiscal 2006, the Company was obligated to issue options for Mr. Peffer of 50,000 options and Mr. Barnholt of 25,000 options. These options were subsequently issued on January 24, 2007. However, these options are substantially identical to those options issued to management, which include vesting conditions that trigger a fair value or formula valuation depending on the performance condition, as described in the NPC Acquisition Holdings, LLC Management Option Plan. The Company has determined that none of these performance conditions were to be considered probable as of the grant date and at the end of fiscal 2007; therefore, no value has been attributed to these options as of December 25, 2007. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

No compensation was paid for service to Mr. Christopher Birosak, Mr. Robert End, and Ms. Cassey Plantada, which represent MLGPE on our Board of Directors.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth above which is required by Item 402(b) of Regulation S-K. Based on such review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

/s/ Christopher J. Birosak
Christopher J. Birosak
Chairman

/s/ Brandon K. Barnholt
Brandon K. Barnholt

/s/ Robert F. End
Robert F. End

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information as of December 25, 2007 with respect to beneficial ownership of the outstanding stock of the Company and the outstanding membership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of the Company or Holdings, (ii) each of the Company’s named executive officers , and (iii) each of the members of the Company’s Board of Directors. Unless otherwise indicated in a footnote, the business address of each person is our corporate address .

Beneficial Owner-NPC International, Inc.	Common Stock shares	Percentage of ownership
NPC Acquisition Holdings, LLC	1,000	100.0%

Beneficial Owner-NPC Acquisition Holdings, LLC	Membership interests	Percentage of interests
ML Global Private Equity Fund, L.P.	118,040	72.3%
Merrill Lynch Ventures, LLC	40,000	24.5%
ML NPC International Co-Invest, L.P.	1,960	1.2%
James K. Schwartz(1)	3,138	1.9%
Troy D. Cook(1)	2,092	1.3%
Charles F. Peffer (2)	60	—%
Brandon K. Barnholt (2)	30	—%
All managers and executive officers as a group (4 persons) (1)	5,320	3.3%

(1)

The stock incentive plan, described within this document, pursuant to which Holdings, may from time to time issue and/or grant options to certain members of the Senior Management of the Company to acquire membership interests in Holdings up to a total of 8.0% of the fully-diluted equity interests in Holdings. The above table has been prepared including any options that are exercisable within 60 days from the period of presentation; however, there are options outstanding under the option program that have not vested or will not become exercisable within the near term, or 60 days, as of December 25, 2007.

(2)	Percentage of interest for each of these individuals is less than 1.0%.

NPC Acquisition Holdings, LLC (“Holdings”), the sole stockholder of the Company, maintains a stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests. Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date for the acquisition calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon termination of service. Details of the option grants, as of December 25, 2007, are set forth in the table below (amounts in thousands):

	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	12,841	$1.62	1,355
Equity compensation plans not approved by security holders	—	—	—

Total	12,841	$1.62	1,355

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

Item 13.	Certain Relationships and Related Transactions

Merrill Lynch, Pierce, Fenner & Smith, or “MLPFS.” an affiliate of MLGPE, acted as an initial purchaser in connection with the issuance of the old notes as part of the Transactions. Offering discounts and commissions received by MLPFS were $2.0 million. We also reimbursed for certain expenses incurred by the initial purchasers, MLPFS, JPMorgan Securities, Inc., or “JPM” and Banc of America Securities LLC.

MLPFS, an affiliate of MLGPE, acted as syndication agent, joint lead arranger and joint bookrunner in connection with our senior secured credit facility as part of the Transactions. We paid an affiliate of MLPFS a fee of $2.4 million in connection with these services and reimbursed for certain expenses incurred by the joint lead arrangers and joint bookrunners, MLPFS and JPM. MLPFS is also a participant in our senior secured credit facility and enjoys the same terms and conditions as the other participating lenders.

On June 6, 2006, we entered into an amortizing floating-to-fixed swap agreement expiring December 31, 2010, on an initial notional amount of $140.0 million. Merrill Lynch Capital Services, Inc., an affiliate of MLGPE, was the counter-party on $70.0 million of the total notional amount, and JPMorgan Chase Bank, N.A. was the counter-party on the residual $70.0 million. Under this swap, we will pay both counter-parties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on our $300.0 million term loan facility under our senior secured credit facility. As of December 25, 2007, we have recognized $2.1 million ($1.3 million after tax) of other comprehensive income related to the fair market value of these interest rate swaps.

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

Upon completion of the Transactions, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Pursuant to the advisory agreement, MLGPE was paid $3.0 million at the closing for the financial, investment banking, management advisory and other services performed in connection with the Transactions and reimbursed $0.9 million for certain expenses incurred in rendering those services. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company paid $1.0 million to MLGPE for the fee for the current fiscal year ended December 25, 2007 and $0.7 million for the pro-rata portion of this fee for the fiscal year ended December 26, 2006.

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

Deloitte & Touche LLP, an independent registered public accounting firm, served as our auditors for the fiscal year ended December 25, 2007, (amounts in thousands).

Type of Service	Fiscal Year Ended 2007	Fiscal Year Ended 2006
Audit fees	$387	$473
Audit-related fees	109	60
Tax fees	—	—
All other fees	—	—

Total	$496	$533

Audit Fees

Audit fees relate to the audit of our consolidated financial statements and regulatory filings, and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees in fiscal 2007 and 2006 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

The audit committee shall engage the independent auditors as directed by Merrill Lynch’s audit committee for as long as the Company is a subsidiary of Merrill Lynch; otherwise, has the sole authority and direct responsibility to select, hire, evaluate, and where appropriate, replace the independent auditor.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1 /2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.3*	Distribution Agreement, dated as of January 5, 2004, between McLane Foodservice, Inc. and NPC International, Inc.

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.5*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (1)

10.6*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (1)

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan (1)

10.8*	NPC International, Inc. POWR Plan for Key Employees (1)

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

Exhibit No.	Document Description
10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999)

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007, filed January 25, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K is incorporated herein by reference

10.16***	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc.

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

21.1**	List of subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 25, 2007

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 25, 2007

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith
(1)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 14, 2008.

NPC INTERNATIONAL, INC.

By:	/s/ James K. Schwartz
Name:	James K. Schwartz
Title:	President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 14, 2008:

/s/ James K. Schwartz	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer
James K. Schwartz

/s/ Troy D. Cook	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer
Troy D. Cook

/s/ Susan G. Dechant	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)
Susan G. Dechant

/s/ Brandon K. Barnholt	Director
Brandon K. Barnholt

/s/ Christopher J. Birosak	Director
Christopher J. Birosak

/s/ Cassey L. Plantada	Director
Cassey L. Plantada

/s/ Robert F. End	Director
Robert F. End

/s/ Charles W. Peffer	Director
Charles W. Peffer