Form 10-K/A
period 2007-12-25
NPC INTERNATIONAL INC
filed 2008-04-11
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

IN DEX

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed to include information for fiscal year 2005 in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) in addition to the inclusion of the audit opinion date on the Report of Independent Registered Public Accounting Firm that was inadvertently omitted from Item 8 of the original Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 also includes currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 on Form 10-K/A amends and restates only Item 8 “Financial Statements and Supplementary Data” and Item 15 “Exhibits and Financial Statement Schedules” of the original Form 10-K. Except for the foregoing amended information, this Amendment No. 1 does not amend any information in the original Form 10-K and we have not updated the disclosure contained herein to reflect events that occurred subsequent to the date of the original Form 10-K.

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

March 14, 2008

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

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Predecessor
	Shares of common stock	Common stock	Paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Total stockholders’ equity
Balance at December 28, 2004	272	$136	$22,255	$137,922	$(455)	$(698)	$159,160
Comprehensive income:
Net income	—	—	—	47,288	—	—	47,288
Net unrealized change in cash flow hedging derivatives	—	—	—	—	454	—	454

Total comprehensive income							47,742

Tax distributions	—	—	—	(5,500)	—	—	(5,500)
Distributions	—	—	—	(19,253)	—	—	(19,253)

Balance at December 27, 2005	272	$136	$22,255	$160,457	$(1)	$(698)	$182,149

Comprehensive (loss):
Net loss	—	—	—	(1,617)	—	—	(1,617)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	1	—	1

Total comprehensive (loss)							(1,616)

Distributions	—	—	—	(5,126)	—	—	(5,126)

Balance at May 2, 2006	272	$136	$22,255	$153,714	$—	$(698)	$175,407

Balance at May 2, 2006	272	$136	$22,255	$153,714	$—	$(698)	$175,407
Purchase accounting adjustments	(272)	(136)	(22,255)	(153,714)	—	698	(175,407)
Stock purchased	1,000	—	163,325	—	—	—	163,325
Comprehensive (loss):
Net loss	—	—	—	(1,123)	—	—	(1,123)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(719)	—	(719)

Total comprehensive (loss)							(1,842)

Balance at December 26, 2006	1,000	$—	$163,325	$(1,123)	$(719)	$—	$161,483

Cumulative impact of change in accounting for uncertainty in income taxes (Note 6)				(361)			(361)
Comprehensive income:
Net income	—	—	—	7,770	—	—	7,770
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(644)	—	(644)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	92	—	92

Total comprehensive income							7,218

Balance at December 25, 2007	1,000	$—	$163,325	$6,286	$(1,271)	$—	$168,340

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

Note 12 – Quarterly results of operations (unaudited):

The following summarizes the unaudited quarterly results of operations in fiscal 2007 and 2006 (amounts in thousands):

	March 27	June 26	Sept. 25	Dec. 25
2007
Net product sales	$168,425	$167,452	$168,922	$174,701
Operating income	13,048	11,547	11,210	11,348
Income before income taxes	3,677	1,867	1,721	1,884
Net income	$2,410	$1,362	$1,852	$2,146

	Predecessor
	March 28	March 29 – May 2	May 3 – June 27	Sept. 26	Dec. 26
2006
Net product sales	$158,517	$56,070	$88,809	$144,130	$154,437
Operating income	18,582	(4,459)	7,403	6,476	8,336
Income (loss) before income taxes	15,412	(17,029)	1,380	(3,298)	(1,086)
Net income (loss)	$15,412	$(17,029)	$897	$(2,415)	$395

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1 /2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.3*	Distribution Agreement, dated as of January 5, 2004, between McLane Foodservice, Inc. and NPC International, Inc.

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.5*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (1)

10.6*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (1)

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan (1)

10.8*	NPC International, Inc. POWR Plan for Key Employees (1)

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

Exhibit No.	Document Description
10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999)

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007, filed January 25, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K is incorporated herein by reference

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 14, 2008)

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

21.1**	List of subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 25, 2007, as amended

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 25, 2007, as amended

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith
(1)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.