Form 10-Q
period 2008-03-25
NPC INTERNATIONAL INC
filed 2008-05-09
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 333-138338

NPC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

KANSAS	48-0817298
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

7300 W. 129th Street Overland Park, KS	66213
(Address of principal executive offices)	(Zip Code)

Telephone: (913) 327-5555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s equity. As of May 9, 2008, there were 1,000 shares of common stock outstanding.

PART I

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 25, 2008	December 25, 2007
Assets
Current assets:
Cash and cash equivalents	$5,217	$7,609
Accounts receivable	3,968	5,821
Inventories	6,013	5,495
Prepaid expenses and other current assets	6,398	4,370
Assets held for sale	733	433
Deferred income taxes	2,377	2,377
Income taxes receivable	2,387	2,894

Total current assets	27,093	28,999

Facilities and equipment	197,982	195,738
Less accumulated depreciation	(55,681)	(49,278)

Net facilities and equipment	142,301	146,460
Franchise rights, less accumulated amortization of $17,927 and $15,521, respectively	430,721	433,073
Goodwill	191,903	191,920
Other assets, net	28,813	29,507

Total assets	$820,831	$829,959

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,328	$23,284
Accrued payroll	12,359	10,420
Payroll and sales taxes	6,106	6,205
Accrued interest	9,103	6,224
Other accrued liabilities	14,082	12,530
Current portion of insurance reserves	8,904	6,934
Current portion of debt	4,196	4,246

Total current liabilities	71,078	69,843

Long-term debt	410,804	426,254
Other deferred items	29,782	27,303
Insurance reserves	10,000	10,000
Deferred income taxes	127,944	128,219

Total long-term liabilities	578,530	591,776

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of March 25, 2008 and December 25, 2007)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(2,592)	(1,271)
Retained earnings	10,490	6,286

Total stockholders’ equity	171,223	168,340

Total liabilities and stockholders’ equity	$820,831	$829,959

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended March 25, 2008	13 Weeks Ended March 27, 2007
Sales:
Net product sales	$183,054	$168,425
Fees and other income	5,696	4,663

Total sales	188,750	173,088
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	51,367	44,978
Direct labor	51,956	47,862
Other restaurant and operating expenses	57,809	54,491
General and administrative expenses	10,068	9,745
Corporate depreciation and amortization of intangibles	3,327	3,222
Net facility impairment charges	105	83
Net loss (gain) on disposition of assets	5	(341)

Total costs and expenses	174,637	160,040

Operating income	14,113	13,048
Other income (expense):
Interest expense	(8,574)	(9,375)
Miscellaneous	6	4

Income before income taxes	5,545	3,677
Income tax expense	1,341	1,267

Net income	$4,204	$2,410

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at December 25, 2007	1,000	$—	$163,325	$6,286	$(1,271)	$168,340
Comprehensive income:
Net income	—	—	—	4,204	—	4,204
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(1,432)	(1,432)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	111	111

Total comprehensive income						2,883

Balance at March 25, 2008	1,000	—	$163,325	$10,490	$(2,592)	$171,223

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	13 Weeks Ended March 25, 2008	13 Weeks Ended March 27, 2007
Operating activities
Net income	$4,204	$2,410
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,123	11,768
Amortization of debt issuance costs	269	489
Net facility impairment charges	105	83
Deferred income taxes	580	—
Net loss (gain) on disposition of assets	5	(341)
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	1,853	1,342
Inventories	(518)	(133)
Prepaid expenses and other assets	(2,254)	(11)
Accounts payable	(6,944)	9,333
Payroll and sales taxes	(99)	87
Income taxes	507	(3,703)
Accrued interest	2,879	4,112
Accrued payroll	1,939	2,937
Other accrued liabilities	2,184	1,807
Insurance reserves	1,970	656
Other deferred items	376	(548)

Net cash provided by operating activities	17,179	30,288

Investing activities
Capital expenditures	(9,747)	(6,742)
Purchase of business assets, net of cash acquired	(32)	(27,200)
Proceeds from sale or disposition of assets	5	715

Net cash used in investing activities	(9,774)	(33,227)

Financing activities
Borrowings under revolving credit facility	79,500	49,300
Payments under revolving credit facility	(95,000)	(48,100)
Debt issue costs	—	(83)
Proceeds from sale-leaseback transactions, net	5,703	962

Net cash (used in) provided by financing activities	(9,797)	2,079

Net change in cash and cash equivalents	(2,392)	(860)
Beginning cash and cash equivalents	7,609	9,289

Ending cash and cash equivalents	$5,217	$8,429

Supplemental disclosures of cash flow information:
Net cash paid for interest	$5,426	$4,774
Net cash paid for taxes	27	4,857
Non-cash investing activities:
Accrued capital expenditures	$1,566	$1,245

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

NPC International, Inc., together with its subsidiaries, is referred to herein as “NPC” and “the Company.” NPC Acquisition Holdings, LLC, our ultimate parent company, is referred to herein as “Holdings.”

On May 3, 2006, all of NPC’s outstanding stock was acquired by Holdings, a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates. In connection with the acquisition, we issued $175.0 million principal amount of notes and entered into a $375.0 million Senior Secured Credit Facility. The $375.0 million Senior Secured Credit Facility consists of a $300.0 million term loan due 2013 and a $75.0 million revolving credit facility due 2012.

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

The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K/A.

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

On March 13, 2007, the Company acquired 59 Pizza Hut units located primarily in Idaho and the Spokane Valley from a Pizza Hut franchisee. The purchase price was $27.3 million (including capitalized acquisition costs of $0.2 million). This acquisition was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date are included in the consolidated financial results.

The unaudited pro forma results of operations provided below for the 13 weeks ended March 27, 2007, are presented as though the above mentioned unit acquisitions had occurred at the beginning of the period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets and other acquisition related adjustments in connection with these acquisitions. The pro forma results of operations are not necessarily indicative of the results that would have occurred had these acquisitions been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results.

Pro forma 13 Weeks Ended March 27, 2007
Total sales	$187,289
Income before income taxes	4,922
Net income	3,219

Note 3 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance at December 25, 2007	$191,920
Other, net	(17)

Balance at March 25, 2008	$191,903

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

	March 25, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$448,648	$(17,927)	$430,721
Favorable leasehold interests	10,194	(1,757)	8,437
Non-compete	1,925	(738)	1,187
Contract rights	547	(547)	—

	$461,314	$(20,969)	$440,345

	December 25, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$448,594	$(15,521)	$433,073
Favorable leasehold interests	10,194	(1,431)	8,763
Non-compete	1,925	(642)	1,283
Contract rights	547	(547)	—

	$461,260	$(18,141)	$443,119

Amortization expense on intangible assets was $2.8 million for the 13 weeks ended March 25, 2008 and March 27, 2007. The Company expects annual amortization expense for amortizable other assets for the next five fiscal years to range from approximately $10.2 million to $10.8 million.

Note 4 – Debt

The Company’s debt consisted of the following (in thousands):

	March 25, 2008	December 25, 2007
Senior Secured Credit Facility	$240,000	$240,000
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	15,500

	415,000	430,500
Less current portion	4,196	4,246

	$410,804	$426,254

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At March 25, 2008, the Company was in compliance with all of its debt covenants.

Based upon the provisions of the Senior Secured Credit Facility, the Company may be required to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after the Company’s fiscal year end. Based upon the amount of excess cash flow generated during fiscal 2007 and the Company’s leverage at fiscal 2007 year end, each of which is defined in the credit agreement, the mandatory prepayment was determined to be $4.2 million. This amount was included in the current portion of long-term debt at March 25, 2008 and December 25, 2007 and was paid on April 11, 2008.

Based upon independent trading data considered to be a Level 1 input, as defined by SFAS No. 157, “Fair Value Measurements,” the estimated fair value of the Company’s debt facilities was as follows (in thousands):

	March 25 2008	December 25 2007
Senior Secured Credit Facility	$211,200	$225,300
Senior Subordinated Notes	153,100	155,800
Revolving Credit Facility	—	15,500

	$364,300	$396,600

The decline in the fair value from the carrying amount of outstanding debt is primarily due to the current state of the credit market for similar debt instruments. The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange.

Note 5 – Income Taxes

For the 13 weeks ended March 25, 2008, the Company recorded income tax expense of $1.3 million which resulted in an effective income tax rate of 24.2% compared to income tax expense of $1.3 million or an effective tax rate of 35.6% during the prior year. The Company’s effective tax rate of 24.2% for the first quarter 2008 was below statutory rates due to the impact of high tax credits.

The liability for uncertain tax positions was $11.1 million as of March 25, 2008, was considered long term and was included in other deferred items in the consolidated balance sheet.

Note 6 – Commitments and Contractual Obligations

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

Note 7 – Employee Benefit Plans

In May 2006, Holdings agreed to establish a new stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests. This stock incentive plan is accounted for under the provisions of SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amended Financial Accounting Standards Board (“FASB”) Statement No. 95, “Statement of Cash Flows.”

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 25, 2007	12,841	$1.62
Granted	—	—
Exercised	—	—
Forfeited	(883)	1.75

Outstanding at March 25, 2008	11,958	$1.61	8.7

Exercisable at March 25, 2008	2,281	$1.00

As of March 25, 2008, no options had been exercised by management. One member of management terminated employment on February 29, 2008; non-vested options previously granted to this member were forfeited immediately, as shown above, with vested options expected to forfeit during the second quarter of fiscal 2008, based upon the provisions of the Plan.

The Company currently has in place the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides matching contributions to its employees. Contributions by the Company are maintained in a rabbi trust held with a third party administrator. The Company records the plan assets of these funds at the fair market value of the underlying investments at each reporting period. Investments held within the rabbi trust were $7.4 million and $7.3 million as of March 25, 2008 and December 25, 2007, respectively. The fair market value of the underlying investment was based upon independent market data considered to be a Level 1 input under SFAS 157.

Note 8 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item.

On January 31, 2008, the Company entered into a floating-to-fixed rate interest rate swap agreement expiring January 31, 2011, on a notional amount of $50.0 million with JPMorgan Chase Bank, N.A. (“JPMCB”) as the counterparty to the transaction. Under this swap, the Company will pay JPMCB 3.16% and receive the three-month LIBOR rate as determined on the reset dates. This swap was entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. As of March 25, 2008, the Company recognized $0.5 million ($0.3 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010, which had an unamortized notional balance of $85.0 million at March 25, 2008. Merrill Lynch Capital Services, Inc. (“MLCS”), was the counterparty on $42.5 million of the total notional amount, JPMCB was the counter-party on the residual $42.5 million. The amortized notional amounts for the next two years are as follows: $50.0 million at December 31, 2008 and $20.0 million at December 31, 2009. Under this swap, the Company will pay 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. As of March 25, 2008, the Company recognized $3.8 million ($2.3 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

As of December 26, 2007, the Company has adopted SFAS 157 for the fair value measurement of recurring items, in particular its interest rate swaps. There was no impact on the basis for which the fair value of these items was determined. The Company measures the fair value of its of interest rate swaps under a Level 2 input as defined by SFAS 157. The Company relies on a mark-to-market valuation prepared by a broker based on observable interest rate yield curves. The fair value of the interest rate contracts was recorded in other deferred items within the Company’s Consolidated Balance Sheet in the amount of $4.3 million and $1.2 million as of March 25, 2008 and March 27, 2007, respectively. The loss reclassified into income, which is recorded as interest expense within the Company’s Consolidated Statements of Income, was minimal for each respective period. During the 13 weeks ended March 25, 2008 and March 27, 2007, there was no ineffectiveness related to cash flow hedges.

Note 9 – Related-Party Transactions

         MLGPE Advisory Agreement. On May 3, 2006, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company has paid $1.0 million to MLGPE for this fee for 2008, which is being amortized ratably to expense.

Merrill Lynch & Company Investments Derivative Transaction. On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010, the notional amount of this swap was $85.0 million at March 25, 2008. MLCS was the counterparty on $42.5 million of the total notional amount, and JPMCB, an unrelated party, was the counter-party on the residual $42.5 million. Under this swap, the Company will pay both counter-parties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million Term Loan B Notes under the Senior Secured Credit Facility.

Note 10 – New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” and related FSP No. 157-1 and FSP No. 157-2 in February 2008. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FSP FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities beginning December 26, 2007 which did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement as of December 26, 2007 and did not elect the fair value option to measure certain financial instruments.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which was effective January 1, 2008. SAB110 expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Company elected early adoption of SFAS 161 as of March 25, 2008 and the adoption did not have a material impact on the Company’s financial position or results of operations.

Note 11 – Subsequent Events

Effective April 7, 2008, the Company entered into a floating-to-fixed rate interest rate swap agreement expiring April 7, 2011, on a notional amount of $50.0 million with MLCS, a related party, as the counterparty to the transaction. Under this swap, the Company will pay MLCS 2.79% and receive the three-month LIBOR rate as determined on the reset dates. This swap was entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than current and historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in food, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the risks associated with the expansion of our business;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	and, various other factors beyond our control.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our 2007 Form 10-K.

Overview

Who We Are. NPC International, Inc., together with its subsidiaries, (referred to herein as “NPC,” the “Company” or in the first person notations of “we,” “us” and “our”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the "2006 Chain Restaurant Industry Review" by GE Capital Solutions. We were founded in 1962 and, as of March 25, 2008, we operated 889 Pizza Hut units in 24 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2007, our operations represented approximately 15% of the domestic Pizza Hut restaurant system and 18% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ended on the last Tuesday in December. Fiscal year 2008 contains 53 weeks and fiscal year 2007 contained 52 weeks.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. Year-to-date for fiscal 2008, pizza sales accounted for approximately 86% of net product sales. Various factors influence sales at a given store, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, comparable store sales and seasonality.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers, vending receipts and other fee income.

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

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuations in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-19%; meat: 13-17%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system's anticipated cheese purchases for fiscal year 2008 through a combination of derivatives taken under the direction of the UFPC.

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

Demographics and Consumer Spending

Lifestyle and demographic trends are generally positive drivers of the restaurant industry. The QSR industry has experienced consistent growth driven by historically favorable economic and consumer trends, including the increasing number of dual-income and single-parent households, increased disposable income and discretionary spending, an aging baby boomer generation, the rising time constraints of today’s average consumer and relatively low levels of inflation. However, increased gas prices, declining home values and sales, the negative impact of changes in the subprime mortgage market and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in certain segments of the restaurant industry, including the segment in which we compete.

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

Commodity Prices

Commodity prices of packaging products and ingredients such as cheese, dough, and meat, can vary. The prices of these commodities can change throughout the year due to changes in supply and demand. We continued to experience significant inflation in the block cheddar cheese market during the first quarter of 2008. The block cheese price for the first quarter of fiscal 2008 averaged $1.90, an increase of $0.55 or 40.7% versus the average price for the first quarter of fiscal 2007.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Legislation was passed to increase certain states’ minimum wage rates. This has resulted in incremental direct labor expense which we have attempted to mitigate through pricing initiatives, productivity improvement in our restaurants, better overall wage management tactics and other auxiliary cost reduction strategies. Further, in May 2007, the United States Congress passed a bill, which was signed into law, to increase the federal minimum wage rate per hour as follows: from $5.15 to $5.85 effective July 24, 2007; $6.55 effective July 24, 2008 and $7.25 effective July 24, 2009. The federal tipped wage rate remained unchanged at $2.13 per hour. The expected impact on our direct labor costs for these changes is described below under “Inflation.” We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset all of this increase through pricing initiatives, auxiliary cost savings and productivity improvements in our restaurants.

Inflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We are not always able to offset higher costs with price increases. We anticipate the aforementioned state minimum wage rates will increase direct labor expense by approximately an additional $1.8 million in fiscal 2008. Further, we anticipate that the federal minimum wage rate increases effective July 24, 2007 and July 24, 2008 will increase our direct labor expense by approximately $3.9 million in fiscal 2008. We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset all of this increase through pricing initiatives, auxiliary cost savings and productivity improvements in our restaurants.

Additionally, significant increases in average gasoline prices in the regions in which we operate could increase our delivery driver reimbursement costs. We estimate that every $0.25 per gallon increase in average gas prices in our markets adversely impacts our annual operating results by approximately $0.4 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2007 Annual Report on Form 10-K. There have been no significant changes with respect to these policies during the first 13 weeks of 2008.

Recently Issued Accounting Statements and Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” and related FSP No. 157-1 and FSP No. 157-2 in February 2008. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FSP FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. We adopted SFAS No. 157 as it relates to financial assets and liabilities beginning December 26, 2007 which did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted this statement as of December 26, 2007 and did not elect the fair value option to measure certain financial instruments.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”) which was effective January 1, 2008. SAB 110 expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. We do not expect SAB 110 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosures about an entity’s derivative and hedging activities. We elected early adoption of SFAS No. 161 as of March 25, 2008 and the adoption did not have a material impact on our financial position or results of operations.

Results of Operations

The table below presents selected restaurant operating results as a percentage of net product sales for the 13-week periods ended March 25, 2008 and March 27, 2007, respectively:

	13 Weeks Ended March 25, 2008	13 Weeks Ended March 27, 2007
Net product sales	100%	100%
Direct restaurant costs and expenses:
Cost of sales	28.1%	26.7%
Direct labor	28.4%	28.4%
Other restaurant operating expenses	31.6%	32.4%

Activity with respect to unit count during the 13 weeks ended March 25, 2008 is set forth in the table below:

Balance at December 25, 2007	888
Developed(1)	8
Closed(1)	(7)

Balance at March 25, 2008	889

(1)	Three units were relocated or rebuilt and are included in both the developed and closed total above.

We added the WingStreet™ product line to 36 units during the first quarter 2008, for a total of 94 units offering the WingStreet™ product line at March 25, 2008.

Thirteen Weeks Ended March 25, 2008 Compared to March 27, 2007

Net Product Sales. Net product sales for the 13 weeks ended March 25, 2008 compared to the 13 weeks ended March 27, 2007, were $183.1 million and $168.4 million, respectively, an increase of $14.7 million, or 8.7%, resulting largely from an 8.3% increase in weighted average stores in operation due to acquisitions and development, with comparable store sales increasing 0.4% for the first quarter of 2008, rolling over last year’s first quarter comparable store sales increase of 0.7%.

Fees and Other Income. Fees and other income were $5.7 million for the 13 weeks ended March 25, 2008, compared to $4.7 million for the 13 weeks ended March 27, 2007, for an increase of $1.0 million or 22.2%. The increase was primarily due to increased delivery fees attributable to increased weighted average stores in operation and increased customer delivery charges in most markets.

Cost of Sales. Cost of sales was $51.4 million for the 13 weeks ended March 25, 2008, compared to $45.0 million for the 13 weeks ended March 27, 2007, for an increase of $6.4 million or 14.2%. Cost of sales increased 1.4%, as a percentage of net product sales, to 28.1%, compared to 26.7% in the prior year. This increase was primarily due to a 23.1% increase in cheese costs (net of UFPC hedging benefits), a 19.9% increase in dough costs and a 12.4% increase in packaging costs which were partially offset by a 2.9% decrease in meat costs compared to last year. These overall increases were partially offset by pricing initiatives.

Direct Labor. Direct labor costs for the 13 weeks ended March 25, 2008 as compared to March 27, 2007 were $52.0 million and $47.9 million, respectively, an increase of $4.1 million, or 8.6%. Direct labor costs were 28.4% of net product sales for the first quarter 2008 and 2007. Labor costs as a percent of net product sales remained flat as compared to the prior year despite higher average wage rates, caused largely by federal and certain state minimum wage increases, primarily due to effective labor management strategies and favorable restaurant labor productivity performance.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 13 weeks ended March 25, 2008 and March 27, 2007 were $57.8 million and $54.5 million, respectively, an increase of $3.3 million, or 6.1%. Other operating expenses were 31.6% of net product sales for the first quarter 2008 compared to 32.4% of net product sales for the first quarter 2007, a decrease of 0.8%. The decrease of expenses as a percentage of net product sales compared to the 13 weeks ended March 27, 2007 was primarily due to lower depreciation expense associated with short-lived assets becoming fully depreciated during the second quarter of 2007, without replacement, and lower delivery driver reimbursement expenses related to changes in our delivery driver reimbursement program in second quarter 2007. Depreciation expense for store operations was $6.6 million or 3.6% of net product sales for first quarter 2008 compared to $8.1 million or 4.8% of net product sales in first quarter 2007. These decreases were partially offset by increased delivery driver insurance costs due to adverse claims development and activity.

General and Administrative Expenses. General and administrative expenses for the 13 weeks ended March 25, 2008 were $10.1 million compared to $9.7 million for the 13 weeks ended March 27, 2007. General and administrative expenses increased approximately $0.4 million compared to the prior year primarily due to increased personnel and related costs for field supervisory support positions and credit card and bank fees associated with the 76 units acquired in 2007.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the 13 weeks ended March 25, 2008 and March 27, 2007 were $3.3 million and $3.2 million, respectively.

Net Facility Impairment Charges. We recorded charges of $0.1 million for five properties during the first quarter of 2008 and $0.1 million for six properties during the first quarter of 2007.

Loss (Gain) on Disposition of Assets. Loss on asset dispositions was minimal for the 13 weeks ended March 25, 2008 compared to gains of $0.3 million for the 13 weeks ended March 27, 2007.

Interest Expense. Interest expense was $8.6 million for the 13 weeks ended March 25, 2008 compared to $9.4 million for the 13 weeks ended March 27, 2007, a decrease of $0.8 million primarily due to lower interest rates and lower debt levels as compared to the prior year. Our cash borrowing rate decreased 0.6% to 7.8% during the first quarter of 2008 compared to the first quarter of 2007 and our average outstanding debt balance decreased $4.1 million to $427.8 million in the first quarter of 2008 as compared to the prior year. Interest expense included $0.3 million and $0.5 million for amortization of deferred debt issuance costs in the first quarter 2008 and 2007, respectively.

Income Taxes. For the 13 weeks ended March 25, 2008, we recorded income tax expense of $1.3 million which resulted in an effective income tax rate of 24.2% compared to an effective tax rate of 35.6%, or $1.3 million, for the 13 weeks ended March 27, 2007 due to the impact of high tax credits in relation to income before taxes.

Net Income. Net income for the 13 weeks ended March 25, 2008 was $4.2 million, compared to $2.4 million for the 13 weeks ended March 27, 2007. The increase in net income was primarily due to the benefit of an 8.7% increase in net product sales, reduced depreciation and amortization expense, the benefit of a lower tax rate and lower interest expense which were partially offset by increases in cost of sales.

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

Our working capital was a deficit of $44.0 million as of March 25, 2008. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $17.2 million for the 13 weeks ended March 25, 2008 and $30.3 million for the 13 weeks ended March 27, 2007. Cash flows from operations during the 13 weeks ended March 25, 2008 were negatively impacted by a $14.9 million reduction in working capital as compared to the prior year. To the extent positive cash and cash equivalent account balances remain with the same institution as book overdraft account balances at period end, we are required to net those amounts for financial reporting purposes. During the quarter ended March 25, 2008, the Company had a $6.0 million change in the cash invested in an overnight investment account netted against book overdrafts. For the quarter ended March 27, 2007 the Company had a $12.1 million converse change in the cash invested in an overnight investment account netted against book overdrafts. The impact of these changes results in an $18.1 million reduction in cash flows from working capital from period-to-period. Also impacting the year-over-year comparison by $4.2 million was the change in income taxes, primarily due to higher income tax payments during the first quarter 2007.

Cash flows from investing activities

Cash flows used in investing activities were $9.8 million during the 13 weeks ended March 25, 2008 compared to $33.2 million for the 13 weeks ended March 27, 2007. During the 13 weeks ended March 25, 2008, we invested $9.7 million in capital expenditures compared to $6.7 million during the prior year. The increase in capital expenditures was primarily due to the addition of the WingStreet™ product line to 36 units during the first quarter 2008. During the 13 weeks ended March 27, 2007, we completed an acquisition of 59 stores for $27.2 million (including capitalized acquisition costs of $0.1 million), and received proceeds from asset sales of $0.7 million.

We expect our capital expenditure investment, net of anticipated related sale-leaseback proceeds, to be between $28 million and $31 million in 2008, not including acquisitions. This range includes an investment of approximately $11.0 million to add the WingStreet™ product line to 195 units. We are significantly ahead of schedule on our asset re-image, rebuild/remodel requirements and have the option to reduce capital expenditures at management’s discretion to increase free cash flow and remain comfortably in compliance with our franchise agreements.

Cash flows from financing activities

Net financing cash outflows were $9.8 million for the 13 weeks ended March 25, 2008 compared to net inflows of $2.1 million for the 13 weeks ended March 27, 2007. Net pay-downs under the revolving credit facility were $15.5 million for the first quarter of 2008 compared to net borrowings of $1.2 million during the prior year including the effect of borrowing approximately $11.0 million during the first quarter of 2007 to partially fund our acquisition of 59 stores on March 13, 2007. During the first quarter of 2008 we completed five sale-leaseback transactions on assets principally constructed during 2007 for approximately $5.7 million compared to $1.0 million for a sale-leaseback transaction of one property in the first quarter of 2007. We completed the sale-leaseback transaction for the remaining one asset principally constructed during 2007 in the second quarter of 2008 for approximately $1.2 million.

Based upon the provisions of the Senior Secured Credit Facility, the Company may be required to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after the Company’s fiscal year end. Based upon the amount of excess cash flow generated during fiscal 2007 and the Company’s leverage at fiscal 2007 year end, each of which is defined in the credit agreement, the mandatory prepayment was determined to be $4.2 million. This amount was included in the current portion of long-term debt at March 25, 2008 and December 25, 2007 and was paid on April 11, 2008.

At March 25, 2008, we had $50.5 million of borrowing capacity available under our revolving line of credit net of $24.5 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including $100.0 million of term loan capacity available under our existing credit facility.

Letters of Credit

As of March 25, 2008, we had letters of credit of $24.5 million issued under our existing credit facility primarily in support of self-insured risks and franchise agreement obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our new senior secured credit facility bear interest at a floating rate. As of March 25, 2008, we had $240.0 million in funded floating rate debt outstanding under our senior secured credit facility. On June 6, 2006 we entered into an amortizing floating-to-fixed rate interest rate swap at a fixed rate of 5.39%. The notional amount of this swap was $85.0 million at March 25, 2008. On January 31, 2008 the Company entered into a floating-to-fixed rate interest rate swap agreement at a fixed rate of 3.16% on a notional amount of $50.0 million. On April 7, 2008, the Company entered into a floating-to-fixed rate interest rate swap agreement at a fixed rate of 2.79% on a notional amount of $50.0 million. After giving effect to these swaps, which leaves us with $55.0 million of floating rate debt, a 1.0% increase in this floating rate would increase annual interest expense by approximately $0.6 million.

Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30-35% of our cost of sales. We are a member of the UFPC and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system's anticipated cheese purchases for fiscal year 2008 through a combination of derivatives taken under the direction of the UFPC. The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $0.8 million for the 13 weeks ended March 25, 2008 and March 27, 2007, respectively, without giving effect to the UFPC directed hedging programs.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

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

Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting that occurred during our first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

The Hildreth case is still in its preliminary stages and discovery has not begun. The Company was served on January 28, 2008 and filed its response to the Complaint on March 10, 2008. Also, plaintiffs have not yet filed a motion to certify a class and, accordingly, the Court has not yet ruled whether to certify a class of any kind. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to defend it vigorously, including plaintiffs’ apparent attempt to certify a class.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.3*	Distribution Agreement, dated as of January 5, 2004, between McLane Foodservice, Inc. and NPC International, Inc.

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.5*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz

10.6*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

Exhibit No.	Document Description
10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999)

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 14, 2008)

10.17***	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

21.1**	List of subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 25, 2008

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 25, 2008

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 9, 2008.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Finance Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)