Form 10-Q
period 2008-06-24
NPC INTERNATIONAL INC
filed 2008-08-08
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s equity. As of August 8, 2008, there were 1,000 shares of common stock outstanding.

PART I

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 24, 2008	December 25, 2007
Assets
Current assets:
Cash and cash equivalents	$6,187	$7,609
Accounts receivable	3,252	5,821
Inventories	6,060	5,495
Prepaid expenses and other current assets	5,555	4,370
Assets held for sale	1,499	433
Deferred income taxes	2,377	2,377
Income taxes receivable	1,961	2,894

Total current assets	26,891	28,999

Facilities and equipment	205,020	195,738
Less accumulated depreciation	(62,088)	(49,278)

Net facilities and equipment	142,932	146,460
Franchise rights, less accumulated amortization of $20,334 and $15,521, respectively	428,350	433,073
Goodwill	191,903	191,920
Other assets, net	27,734	29,507

Total assets	$817,810	$829,959

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,012	$23,284
Accrued payroll	10,960	10,420
Payroll and sales taxes	6,524	6,205
Accrued interest	5,327	6,224
Other accrued liabilities	13,171	12,530
Current portion of insurance reserves	7,981	6,934
Current portion of debt	—	4,246

Total current liabilities	64,975	69,843

Long-term debt	410,804	426,254
Other deferred items	25,287	27,303
Insurance reserves	10,700	10,000
Deferred income taxes	130,291	128,219

Total long-term liabilities	577,082	591,776

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of June 24, 2008 and December 25, 2007)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(34)	(1,271)
Retained earnings	12,462	6,286

Total stockholders’ equity	175,753	168,340

Total liabilities and stockholders’ equity	$817,810	$829,959

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended June 24, 2008	13 Weeks Ended June 26, 2007
Sales:
Net product sales	$183,675	$167,452
Fees and other income	5,299	4,498

Total sales	188,974	171,950
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	53,187	44,454
Direct labor	51,539	47,453
Other restaurant and operating expenses	58,448	56,014
General and administrative expenses	10,556	9,341
Corporate depreciation and amortization of intangibles	3,403	3,025
Net facility impairment charges	192	265
Net loss (gain) on disposition of assets	4	(149)

Total costs and expenses	177,329	160,403

Operating income	11,645	11,547
Other income (expense):
Interest expense	(8,220)	(9,691)
Miscellaneous	(19)	11

Income before income taxes	3,406	1,867
Income tax expense	1,434	505

Net income	$1,972	$1,362

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	26 Weeks Ended June 24, 2008	26 Weeks Ended June 26, 2007
Sales:
Net product sales	$366,729	$335,877
Fees and other income	10,995	9,161

Total sales	377,724	345,038
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	104,554	89,432
Direct labor	103,495	95,315
Other restaurant and operating expenses	116,257	110,505
General and administrative expenses	20,624	19,086
Corporate depreciation and amortization of intangibles	6,730	6,247
Net facility impairment charges	297	348
Net loss (gain) on disposition of assets	9	(490)

Total costs and expenses	351,966	320,443

Operating income	25,758	24,595
Other income (expense):
Interest expense	(16,794)	(19,066)
Miscellaneous	(13)	15

Income before income taxes	8,951	5,544
Income tax expense	2,775	1,772

Net income	$6,176	$3,772

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at December 25, 2007	1,000	$—	$163,325	$6,286	$(1,271)	$168,340
Comprehensive income:
Net income	—	—	—	6,176	—	6,176
Net unrealized change in cash flow hedging derivatives	—	—	—	—	555	555
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	682	682

Total comprehensive income						7,413

Balance at June 24, 2008	1,000	—	$163,325	$12,462	$(34)	$175,753

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	26 Weeks Ended June 24, 2008	26 Weeks Ended June 26, 2007
Operating activities
Net income	$6,176	$3,772
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,324	22,460
Amortization of debt issuance costs	760	1,094
Net facility impairment charges	297	348
Deferred income taxes	1,269	(1,139)
Net loss (gain) on disposition of assets	9	(490)
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	2,569	1,117
Inventories	(565)	(115)
Prepaid expenses and other assets	(379)	1,154
Accounts payable	(2,260)	10,055
Payroll and sales taxes	319	(84)
Income taxes	933	(4,902)
Accrued interest	(897)	(284)
Accrued payroll	540	901
Other accrued liabilities	1,121	64
Insurance reserves	1,747	1,137
Other deferred items	(997)	1,234

Net cash provided by operating activities	30,966	36,322

Investing activities
Capital expenditures	(19,562)	(13,548)
Purchase of business assets, net of cash acquired	(32)	(27,294)
Proceeds from sale or disposition of assets	51	871

Net cash used in investing activities	(19,543)	(39,971)

Financing activities
Borrowings under revolving credit facility	127,400	104,700
Payments under revolving credit facility	(142,900)	(107,200)
Payments on term bank facilities	(4,196)	—
Debt issue costs	(45)	(91)
Proceeds from sale-leaseback transactions, net	6,896	2,009

Net cash used in financing activities	(12,845)	(582)

Net change in cash and cash equivalents	(1,422)	(4,231)
Beginning cash and cash equivalents	7,609	9,289

Ending cash and cash equivalents	$6,187	$5,058

Supplemental disclosures of cash flow information:
Net cash paid for interest	$16,930	$18,256
Net cash paid for taxes	97	6,212
Non-cash investing activities:
Accrued capital expenditures	$1,718	$2,304

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

NPC International, Inc., together with its subsidiaries, is referred to herein as “NPC” and “the Company.” NPC Acquisition Holdings, LLC, its ultimate parent company, is referred to herein as “Holdings.”

On May 3, 2006, all of NPC’s outstanding stock was acquired by Holdings, a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates. In connection with the acquisition, the Company issued $175.0 million principal amount of notes and entered into a $375.0 million Senior Secured Credit Facility. The $375.0 million Senior Secured Credit Facility consists of a $300.0 million term loan due 2013 and a $75.0 million revolving credit facility due 2012.

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

The unaudited pro forma results of operations provided below for the 13 weeks and 26 weeks ended June 26, 2007, are presented as though the above mentioned unit acquisitions had occurred at the beginning of the period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets and other acquisition related adjustments in connection with these acquisitions. The pro forma results of operations are not necessarily indicative of the results that would have occurred had these acquisitions been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results.

	Pro forma (in thousands)
	13 Weeks Ended June 26, 2007	26 Weeks Ended June 26, 2007
Total sales	$176,225	$363,514
Income before income taxes	2,097	7,059
Net income	1,512	4,757

Note 3 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance at December 25, 2007	$191,920
Other, net	(17)

Balance at June 24, 2008	$191,903

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

	June 24, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$448,684	$(20,334)	$428,350
Favorable leasehold interests	10,194	(1,955)	8,239
Non-compete	1,925	(834)	1,091
Contract rights	547	(547)	—

	$461,350	$(23,670)	$437,680

	December 25, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$448,594	$(15,521)	$433,073
Favorable leasehold interests	10,194	(1,431)	8,763
Non-compete	1,925	(642)	1,283
Contract rights	547	(547)	—

	$461,260	$(18,141)	$443,119

Amortization expense on intangible assets was $2.7 million and $2.8 million for the 13 weeks ended June 24, 2008 and June 26, 2007, respectively, and $5.5 million and $5.6 million for the 26 weeks ended June 24, 2008 and June 26, 2007, respectively. The Company expects annual amortization expense for amortizable other assets for the next five fiscal years to range from approximately $10.2 million to $10.8 million.

Note 4 – Debt

The Company’s debt consisted of the following (in thousands):

	June 24, 2008	December 25, 2007
Senior Secured Credit Facility	$235,804	$240,000
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	15,500

	410,804	430,500
Less current portion	—	4,246

	$410,804	$426,254

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At June 24, 2008, the Company was in compliance with all of its debt covenants.

Based upon the provisions of the Senior Secured Credit Facility, the Company may be required to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after the Company’s fiscal year end. For fiscal 2007 the mandatory prepayment was determined to be $4.2 million. This amount was included in the current portion of long-term debt at December 25, 2007 and was paid on April 11, 2008. Based on projected 2008 results, the Company anticipates that they will be required to make such a mandatory prepayment of between $13.3 million and $19.9 million depending upon the amount of excess cash flow generated during its fiscal year and its leverage at fiscal year-end. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement. As the excess cash flow mandatory prepayment estimates are preliminary and are therefore subject to further refinement, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above.

Based upon independent trading data considered to be a Level 1 input, as defined by SFAS No. 157, “Fair Value Measurements,” the estimated fair value of the Company’s debt facilities was as follows (in thousands):

	June 24, 2008	December 25, 2007
Senior Secured Credit Facility	$223,800	$225,300
Senior Subordinated Notes	154,000	155,800
Revolving Credit Facility	—	15,500

	$377,800	$396,600

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

Note 5 – Income Taxes

For the 26 weeks ended June 24, 2008, the Company recorded income tax expense of $2.8 million which resulted in an effective income tax rate of 31.0% compared to income tax expense of $1.8 million or an effective tax rate of 32.0% during the prior year. The lower than statutory rates are attributable to the impact of high tax credits. The current year anticipated annual effective tax rate was increased from 24.1% in the first quarter to 31.0% in the second quarter which resulted in a second quarter rate of 42.1%. This increase was due to changes in anticipated permanent deductions.

The liability for uncertain tax positions was $11.3 million as of June 24, 2008, was considered long term and was included in other deferred items in the consolidated balance sheet.

Note 6 – Commitments and Contingencies

On January 11, 2008, a lawsuit against the Company, entitled Hildreth v. NPC International, Inc. Case No. 2:08-CV-10-FTM-34-DNF (“Hildreth”), was filed in the United States District Court for the Middle District of Florida. The Hildreth case was settled during the second quarter of fiscal 2008 for an insignificant monetary payment.

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

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 25, 2007	12,841	$1.62
Granted	1,370	1.95
Exercised	—	—
Forfeited	(937)	1.71

Outstanding at June 24, 2008	13,274	$1.70	8.7

Exercisable at June 24, 2008	2,130	$1.00

As of June 24, 2008, no options had been exercised by management. One member of management terminated employment on February 29, 2008; non-vested options previously granted to this member were forfeited immediately, with vested options forfeited during the second quarter of fiscal 2008, based upon the provisions of the Plan, as shown above.

The Company currently has in place the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides matching contributions to its employees. Contributions by the Company are maintained in a rabbi trust held with a third party administrator. The Company records the plan assets of these funds at the fair market value of the underlying investments at each reporting period. Investments held within the rabbi trust were $6.8 million and $7.3 million as of June 24, 2008 and December 25, 2007, respectively. The fair market value of the underlying investment was based upon independent market data considered to be a Level 1 input under SFAS 157.

Note 8 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. In accordance with SFAS No. 133, the Company designates these forward contracts as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following swap agreements were entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at June 24, 2008:

Effective Date	Notional Amount (in thousands)	Fixed Rate Paid	Maturity Date
June 6, 2006	$85,000	5.39%	December 31, 2010
January 31, 2008	50,000	3.16%	January 31, 2010
April 7, 2008	50,000	2.79%	April 7, 2011

	$185,000

All of the Company’s derivatives are designated as hedging instruments under SFAS No. 133. The following table presents the fair value of the Company’s hedging portfolio as of June 24, 2008 and December 25, 2007 (in thousands):

	Asset Derivatives				Liability Derivatives
	June 24, 2008		December 25, 2007		June 24, 2008		December 25, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$1,569	Other assets	$—	Other assets	$1,281	Other liabilities	$1,049
Interest rate contracts	Other liabilities	$943	Other assets	$—	Other liabilities	$1,285	Other liabilities	$1,045

All of the Company’s derivatives were in SFAS No. 133 cash flow hedging relationships. The effect of the derivative instruments on the Consolidated Condensed Financial Statements was as follows (in thousands):

	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the 13 Weeks Ended		For the 26 Weeks Ended		Location	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 24, 2008	June 26, 2007	June 24, 2008	June 26, 2007		June 24, 2008	June 26, 2007	June 24, 2008	June 26, 2007
Interest rate contracts	$1,987	$596	$555	$597	Interest expense	($571)	($13)	($682)	($21)

As of December 26, 2007, the Company adopted SFAS 157 for the fair value measurement of recurring items, in particular its interest rate swaps. There was no impact on the basis for which the fair value of these items was determined.

The Company measures the fair value of its of interest rate swaps under a Level 2 input as defined by SFAS 157. The Company uses a mark-to-market valuation based on observable interest rate yield curves. During the 26 weeks ended June 24, 2008, and June 26, 2007, there was no ineffectiveness related to cash flow hedges.

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

Merrill Lynch & Company Investments Derivative Transactions. On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010. The notional amount of this swap was $85.0 million at June 24, 2008. Merrill Lynch Capital Services, Inc. (“MLCS”) was the counterparty on $42.5 million of the total notional amount, and JPMorgan Chase Bank, N.A., an unrelated party, was the counterparty on the residual $42.5 million. Under this swap, the Company will pay both counter-parties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility.

Effective April 7, 2008, the Company entered into a floating-to-fixed rate interest rate swap agreement expiring April 7, 2011, on a notional amount of $50.0 million with MLCS as the counterparty to the transaction. Under this swap, the Company will pay MLCS 2.79% and receive the three-month LIBOR rate as determined on the reset dates. This swap was entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility.

Note 10 – New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” and related FSP No. 157-1 and FSP No. 157-2 in February 2008. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FSP FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities beginning December 26, 2007, which did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement as of December 26, 2007, and did not elect the fair value option to measure certain financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Company elected early adoption of SFAS 161 as of March 25, 2008, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated financial statements.

Note 11 – Subsequent Events

On August 6, 2008, the Company signed an asset purchase agreement to acquire 99 Pizza Hut units, primarily located in Virginia, from a Pizza Hut franchisee for $35.0 million. The transaction will be funded primarily by borrowings on the Company’s $75.0 million revolving credit facility and to a much lesser extent excess cash reserves. Consummation of the transaction is subject to the approval of Pizza Hut, Inc. and Yum! Brands, Inc., satisfactory completion of confirmatory due diligence and other customary approvals.

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

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2007 (“2007 Form 10-K”).

Overview

        Who We Are. NPC International, Inc., together with its subsidiaries, (referred to herein as “NPC,” the “Company” or in the first person notations of “we,” “us” and “our”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the "2007 Chain Restaurant Industry Review" by GE Capital Solutions. We were founded in 1962 and, as of June 24, 2008, we operated 887 Pizza Hut units in 24 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2007, our operations represented approximately 15% of the domestic Pizza Hut restaurant system and 18% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ended on the last Tuesday in December. Fiscal year 2008 contains 53 weeks and fiscal year 2007 contained 52 weeks.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. Year-to-date for fiscal 2008, pizza sales accounted for approximately 83% of net product sales. On April 1, 2008, we began offering the Tuscani Pasta menu layer. Various factors influence sales at a given store, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, comparable store sales and seasonality.

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

Direct Labor. Direct labor includes the salary, payroll taxes, fringe benefit costs and workers’ compensation expense associated with restaurant based personnel. Direct labor is highly dependent on federal and state minimum wage rate legislation given that the vast majority of our workers are hourly employees. To control labor costs, we are focused on proper scheduling and adequate training and testing of our store employees, as well as retention of existing employees.

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

Trends and Uncertainties Affecting Our Business

We believe that as a franchisee of such a large number of Pizza Hut restaurants, our financial success is driven less by variable factors that affect regional restaurants and their markets, and more by trends affecting the food purchase industry – specifically the Quick Service Restaurants or “QSR” industry. The following discussion describes certain key factors that may affect our future performance.

Demographics and Consumer Spending

Lifestyle and demographic trends are generally positive drivers of the restaurant industry. The QSR industry has experienced consistent growth driven by historically favorable economic and consumer trends, including the increasing number of dual-income and single-parent households, increased disposable income and discretionary spending, an aging baby boomer generation, the rising time constraints of today’s average consumer and relatively low levels of inflation. However, increased gas prices, declining home values and sales, the negative impact of changes in the subprime mortgage market, higher unemployment rates and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in certain segments of the restaurant industry, including the segment in which we compete.

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

Commodity Prices

Commodity prices of packaging products and ingredients such as cheese, dough, and meat, can vary. The prices of these commodities can change throughout the year due to changes in supply and demand. We continued to experience significant inflation in the block cheddar cheese market during the second quarter of 2008. The block cheese price for the second quarter of fiscal 2008 averaged $1.99, an increase of $0.30 or 18.0% versus the average price for the second quarter of fiscal 2007.

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

Inflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We are not always able to offset higher costs with price increases. We anticipate the aforementioned state minimum wage rates will increase direct labor expense by approximately an additional $1.8 million in fiscal 2008. Further, we anticipate that the federal minimum wage rate increases effective July 24, 2007 and July 24, 2008 will increase our direct labor expense by approximately $3.9 million in fiscal 2008. We believe we have implemented effective strategies to offset most of this impact; however, we cannot be certain that we will be able to leverage the future wage increases through pricing initiatives, auxiliary cost savings and productivity improvements in our restaurants.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2007 Form 10-K. There have been no significant changes with respect to these policies during the first 26 weeks of fiscal 2008.

Recently Issued Accounting Statements and Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” and related FSP No. 157-1 and FSP No. 157-2 in February 2008. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FSP FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. We adopted SFAS No. 157 as it relates to financial assets and liabilities beginning December 26, 2007, which did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change our accounting treatment for business combinations on a prospective basis.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated financial statements.

Results of Operations

The table below presents selected restaurant operating results as a percentage of net product sales for the 13-week and 26-week periods ended June 24, 2008 and June 26, 2007, respectively:

	13 Weeks Ended June 24, 2008	13 Weeks Ended June 26, 2007	26 Weeks Ended June 24, 2008	26 Weeks Ended June 26, 2007
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	29.0%	26.5%	28.5%	26.6%
Direct labor	28.1%	28.3%	28.2%	28.4%
Other restaurant operating expenses	31.8%	33.5%	31.7%	32.9%

Activity with respect to unit count is set forth in the table below:

	26 Weeks Ended June 24, 2008	26 Weeks Ended June 26, 2007
Beginning of period	888	816
Developed(1)	11	8
Acquired	—	59
Closed(1)	(12)	(12)

End of period	887	871

(1)	Four units and five units were relocated or rebuilt and are included in both the developed and closed total above for the 26 weeks ended June 24, 2008 and June 26, 2007, respectively.

We added the WingStreet™ product line to 83 units and 119 units during the 13 weeks and 26 weeks ended June 24, 2008, respectively, for a total of 177 units offering the WingStreet™ product line at June 24, 2008.

Thirteen Weeks Ended June 24, 2008 Compared to June 26, 2007

Net Product Sales. Net product sales for the 13 weeks ended June 24, 2008 compared to the 13 weeks ended June 26, 2007, were $183.7 million and $167.5 million, respectively, an increase of $16.2 million or 9.7% resulting largely from a 7.1% comparable store sales increase for the second quarter of 2008, rolling over last year’s second quarter comparable store sales increase of 3.5% and a 2.4% increase in equivalent units due to acquisitions and development. “Equivalent units” represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis.

Fees and Other Income. Fees and other income were $5.3 million for the 13 weeks ended June 24, 2008, compared to $4.5 million for the 13 weeks ended June 26, 2007, for an increase of $0.8 million or 17.8%. The increase was primarily due to increased delivery fees attributable to increased customer delivery charges in most markets and increased delivery transactions.

Cost of Sales. Cost of sales was $53.2 million for the 13 weeks ended June 24, 2008, compared to $44.5 million for the 13 weeks ended June 26, 2007, for an increase of $8.7 million or 19.6%. Cost of sales increased 2.5%, as a percentage of net product sales, to 29.0%, compared to 26.5% in the prior year. This increase was primarily due to increases in the following commodity costs: 15.2% for cheese costs (net of UFPC hedging benefits), 31.5% for dough costs, 8.9% for packaging costs and 3.2% for meat costs as compared to the prior year, and the higher product costs associated with the new Tuscani Pasta menu layer. The impact of these overall increases was partially offset by pricing initiatives.

Direct Labor. Direct labor costs for the 13 weeks ended June 24, 2008 as compared to June 26, 2007 were $51.5 million and $47.5 million, respectively, an increase of $4.0 million or 8.6%. Direct labor costs for the second quarter decreased 0.2%, as a percentage of net product sales, to 28.1%, compared to 28.3% for the prior year. This decrease was primarily due to the positive impact of sales leverage achieved on fixed labor costs and effective labor management strategies which more than offset higher wage rates caused largely by federal and certain state minimum wage increases.

        Other Restaurant Operating Expenses. Other restaurant operating expenses for the 13 weeks ended June 24, 2008 and June 26, 2007 were $58.4 million and $56.0 million, respectively, an increase of $2.4 million or 4.3%. Other operating expenses were 31.8% of net product sales for the second quarter of 2008 compared to 33.5% for the prior year, a decrease of 1.7%. The decrease of expenses as a percentage of net product sales compared to the prior year was primarily due to lower depreciation expense associated with short-lived assets becoming fully depreciated during the second quarter of 2007, without replacement, lower delivery driver reimbursement expenses related to changes in our delivery driver reimbursement program in late second quarter 2007, and the leveraging impact on fixed and semi-fixed costs due to higher sales. Depreciation expense for store operations was $6.7 million or 3.7% of net product sales for second quarter 2008 compared to $7.4 million or 4.4% of net product sales in the second quarter of 2007.

General and Administrative Expenses. General and administrative expenses for the 13 weeks ended June 24, 2008 were $10.6 million compared to $9.3 million for the 13 weeks ended June 26, 2007. General and administrative expenses increased approximately $1.3 million compared to the prior year primarily due to increased credit card fees attributable to increased transaction volume and increased salaries expense.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the 13 weeks ended June 24, 2008 and June 26, 2007 were $3.4 million and $3.0 million, respectively. The increase over the prior year is largely due to increased pre-opening expenses related to the addition of the WingStreet™ product line at 83 units in the second quarter of 2008.

Net Facility Impairment Charges. We recorded charges of $0.2 million for seven properties during the second quarter of 2008 and $0.3 million for seven properties during the second quarter of 2007.

Loss (Gain) on Disposition of Assets. Loss on asset dispositions was minimal for the 13 weeks ended June 24, 2008 compared to gains of $0.1 million for the 13 weeks ended June 26, 2007.

Interest Expense. Interest expense was $8.2 million for the 13 weeks ended June 24, 2008 compared to $9.7 million for the 13 weeks ended June 26, 2007, a decrease of $1.5 million primarily due to lower interest rates and lower debt levels as compared to the prior year. Our cash borrowing rate decreased 0.8% to 7.4% during the second quarter of 2008 compared to the second quarter of 2007 and our average outstanding debt balance decreased $22.2 million to $416.1 million in the second quarter of 2008 as compared to the prior year. “Cash borrowing rate” represents interest expense, excluding debt issue amortization, divided by weighted average debt outstanding. Interest expense included $0.5 million and $0.6 million for amortization of deferred debt issuance costs in the second quarter 2008 and 2007, respectively.

Income Taxes. For the 13 weeks ended June 24, 2008, we recorded income tax expense of $1.4 million which resulted in an effective income tax rate of 42.1% compared to an effective tax rate of 27.0% or $0.5 million for the 13 weeks ended June 26, 2007. The current year anticipated annual effective rate was increased to 31.0% during the second quarter which resulted in a second quarter effective tax rate of 42.1% compared to 24.2% in the first quarter of 2008. This increase was due to changes to anticipated permanent deductions.

Net Income. Net income for the 13 weeks ended June 24, 2008 was $2.0 million, compared to $1.4 million for the 13 weeks ended June 26, 2007. The increase in net income was primarily due to the benefit of a 9.7% increase in net product sales, reduced depreciation and amortization expense and lower interest expense which were largely offset by increases in commodity costs, general and administrative expenses and income tax expense.

Twenty-Six Weeks Ended June 24, 2008 Compared to June 26, 2007

Net Product Sales. Net product sales for the 26 weeks ended June 24, 2008 compared to the 26 weeks ended June 26, 2007 were $366.7 million and $335.9 million, respectively, an increase of $30.8 million or 9.2% resulting largely from a 5.2% increase in equivalent units due to acquisitions and development and an increase in comparable store sales of 3.7%, while rolling over last year’s comparable store sales increase of 2.0%.

Fees and Other Income. Fees and other income were $11.0 million for the 26 weeks ended June 24, 2008, compared to $9.2 million for the 26 weeks ended June 26, 2007, for an increase of 20.0%. The increase is primarily due to higher delivery fees attributable to increased customer delivery charges in most markets and increased weighted average stores in operation.

Cost of Sales. Cost of sales was $104.6 million for the 26 weeks ended June 24, 2008, compared to $89.4 million for the 26 weeks ended June 26, 2007, for an increase of $15.2 million or 16.9%. Cost of sales increased 1.9%, as a percentage of net product sales, to 28.5%, compared to 26.6% in the prior year. The increase was primarily due to increases in the following commodity costs: 18.9% for cheese costs (net of UFPC hedging benefits), 26.2% for dough costs and 6.5% for packaging costs, with meat costs flat as compared to the prior year. The impact of these overall increases was partially offset by pricing initiatives.

Direct Labor. Direct labor costs were $103.5 million for the 26 weeks ended June 24, 2008, compared to $95.3 million for the 26 weeks ended June 26, 2007, an increase of $8.2 million or 8.6%. Direct labor costs decreased 0.2%, as a percentage of net product sales, to 28.2% compared to 28.4% in the prior year. This decrease was primarily due to the positive impact of sales leverage achieved on fixed labor costs and effective labor management strategies which more than offset higher wage rates caused largely by federal and certain state minimum wage increases.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 26 weeks ended June 24, 2008 were $116.3 million compared to $110.5 million for the prior year. Other restaurant operating expenses decreased 1.2% as a percent of net product sales, to 31.7% for the 26 weeks ended June 24, 2008 compared to 32.9% for the prior year. The decrease of expenses as a percentage of net product sales compared to the prior year was primarily due to lower depreciation expense associated with short-lived assets becoming fully depreciated during the second quarter of 2007, without replacement, and lower delivery driver reimbursement expenses related to changes in our delivery driver reimbursement program in second quarter 2007 and the leveraging impact on fixed and semi-fixed costs due to higher comparable store sales. Depreciation expense for store operations was $13.3 million or 3.6% of net product sales for the 26 weeks ended June 24, 2008 compared to $15.5 million or 4.6% of net product sales in the prior year-to-date period. These decreases were partially offset by increased delivery driver insurance costs due to adverse claims development and activity.

General and Administrative Expenses. General and administrative expenses for the 26 weeks ended June 24, 2008 were $20.6 million compared to $19.1 million in the prior year. General and administrative expenses increased approximately $1.5 million compared to the prior year primarily due to increased credit card fees attributable to increased transaction volume and higher weighted average stores in operation and increased salaries expense which were partially offset by prior year acquisition integration costs.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the 26 weeks ended June 24, 2008 were $6.7 million compared to $6.2 million for the prior year. The increase over the prior year is largely due to increased pre-opening expenses related to the addition of the WingStreet™ product line at 119 units in 2008.

Net Facility Impairment Charges. We recorded charges of $0.3 million during both the 26 weeks ended June 24, 2008 and June 26, 2007 for 12 properties and 13 properties, respectively.

Loss (Gain) on Disposition of Assets. Loss on asset dispositions was minimal for the 26 weeks ended June 24, 2008 compared to gains of $0.5 million for the 26 weeks ended June 26, 2007.

Interest Expense. Interest expense was $16.8 million for the 26 weeks ended June 24, 2008 compared to $19.1 million for the prior year, a decrease of $2.3 million primarily due to lower interest rates and lower debt levels as compared to the prior year. Our cash borrowing rate decreased 0.7% to 7.5% during the 26 weeks ended June 24, 2008 compared to the same period of 2007 and our average outstanding debt balance decreased $11.8 million to $423.3 million in 2008 as compared to the prior year. Interest expense included $0.8 million and $1.1 million for amortization of deferred debt issuance costs in the year-to-date period for 2008 and 2007, respectively.

Income Taxes. For the 26 weeks ended June 24, 2008, we recorded income tax expense of $2.8 million which resulted in an effective income tax rate of 31.0% compared to an effective tax rate of 32.0% or $1.8 million for the 26 weeks ended June 26, 2007. The lower than statutory rates are attributable to the impact of high tax credits.

Net Income. Net income for the 26 weeks ended June 24, 2008 was $6.2 million, compared to $3.8 million for the 26 weeks ended June 26, 2007. The increase in net income was primarily due to the benefit of a 9.2% increase in net product sales, reduced depreciation and amortization expense and lower interest expense which were partially offset by increases in commodity costs, general and administrative expenses and income tax expense.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our Senior Secured Credit Facility and the senior subordinated notes; (2) capital expenditures, including those for our re-imaging plan, maintenance capital expenditures, and the introduction of the WingStreet™ product line at certain existing locations; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require utilization of the additional term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital. Recent changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our current credit facility. If the Company were to access additional debt financing beyond our existing credit facility, it is anticipated that any such additional financing may be at higher costs than the Company’s currently outstanding borrowings under its existing credit facility. In addition utilization of the additional term loan borrowing capacity under our existing credit facility, beyond parameters established in our current agreement, may result in a reset of the interest rate on our existing term loan borrowings, which could increase our borrowing costs based on current market conditions. We will continue to evaluate the impact from these market changes as we assess our acquisition and other growth opportunities.

Our working capital was a deficit of $38.1 million as of June 24, 2008. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $31.0 million for the 26 weeks ended June 24, 2008 and $36.3 million for the 26 weeks ended June 26, 2007. Cash flows from operations during the 26 weeks ended June 24, 2008 were negatively impacted by a $5.9 million reduction in working capital as compared to the prior year. To the extent positive cash and cash equivalent account balances remain with the same institution as book overdraft account balances at period end and the institution has the right of offset, we are required to net those amounts for financial reporting purposes. During the year-to-date period ended June 24, 2008, the Company had no invested cash netted against book overdrafts. For the year-to-date period ended June 26, 2007 the Company had a $12.1 million positive change due to cash invested in an overnight investment account netted against book overdrafts. The impact of these changes results in a $12.1 million reduction in cash flows from working capital from period-to-period which was partially offset by a $5.8 million positive change in income taxes, primarily due to higher income tax payments during the first half of 2007.

Cash flows from investing activities

Cash flows used in investing activities were $19.5 million during the 26 weeks ended June 24, 2008 compared to $40.0 million for the 26 weeks ended June 26, 2007. During the 26 weeks ended June 24, 2008, we invested $19.6 million in capital expenditures compared to $13.5 million during the prior year. The increase in capital expenditures was primarily due to the addition of the WingStreet™ product line to 119 units during the first half of 2008 for approximately $5.3 million. During the 26 weeks ended June 26, 2007, we completed an acquisition of 59 stores for $27.3 million (including capitalized acquisition costs of $0.1 million), and received proceeds from asset sales of $0.9 million.

We expect our capital expenditure investment, net of anticipated related sale-leaseback proceeds, to be between $28 million and $31 million in fiscal year 2008, not including acquisitions. This range includes an investment of approximately $10.0 million to $11.0 million to add the WingStreet™ product line to 190 units. We are significantly ahead of schedule on our asset re-image, rebuild/remodel requirements and have the option to reduce capital expenditures at management’s discretion to increase free cash flow and remain comfortably in compliance with our franchise agreements.

Cash flows from financing activities

Net financing cash outflows were $12.8 million for the 26 weeks ended June 24, 2008 compared to $0.6 million for the 26 weeks ended June 26, 2007. Net pay-downs under the revolving credit facility were $15.5 million for the first half of fiscal 2008 compared to $2.5 million during the prior year including the effect of borrowing approximately $11.0 million during the first quarter of 2007 to partially fund our acquisition of 59 stores on March 13, 2007. During the current period, we also paid our mandatory excess cashflow prepayment of $4.2 million on our Senior Secured Credit Facility. During the first half of fiscal 2008 we completed six sale-leaseback transactions on assets principally constructed during 2007 for approximately $6.9 million compared to $2.0 million for a sale-leaseback transaction of two properties in the same period of 2007.

We are required, under certain circumstances as defined in our credit agreement, to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after our 2008 fiscal year-end. Based on projected 2008 results, we anticipate that we will be required to make a mandatory prepayment of an amount between $13.3 million and $19.9 million depending upon the amount of excess cash flow generated during our fiscal year and our leverage at fiscal year-end. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement. As the excess cash flow mandatory prepayment estimates are preliminary and are therefore subject to further refinement, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above.

At June 24, 2008, we had $50.5 million of borrowing capacity available under our revolving line of credit net of $24.5 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including $100.0 million of term loan capacity available under our existing credit facility.

Letters of Credit

As of June 24, 2008, we had letters of credit of $24.5 million issued under our existing credit facility primarily in support of self-insured risks and franchise agreement obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facility bear interest at a floating rate. As of June 24, 2008, we had $235.8 million in funded floating rate debt outstanding under our Senior Secured Credit Facility. We have interest rate swap agreements that provide for fixed rates as compared to LIBOR on the following notional amounts of floating rate debt as noted below:

	Notional Amount (in thousands)	Fixed Rate
Interest rate swap agreements:
June 6, 2006 to December 31, 2010	$85,000	5.39%
January 31, 2008 to January 31, 2010	$50,000	3.16%
April 7, 2008 to April 7, 2011	$50,000	2.79%

After giving effect to these swaps, which leaves us with $50.8 million of floating rate debt, a 1.0% increase in this floating rate would increase annual interest expense by approximately $0.5 million.

Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30-35% of our cost of sales. We are a member of the UFPC and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system's anticipated cheese purchases for fiscal year 2008 through a combination of derivatives taken under the direction of the UFPC. The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $1.6 million and $1.8 million for the 26 weeks ended June 24, 2008 and June 26, 2007, respectively, without giving effect to the UFPC directed hedging programs.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting that occurred during our second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

As reported in the Company’s Quarterly Report on 10-Q for the period ended March 25, 2008, on January 11, 2008, a lawsuit against the Company, entitled Hildreth v. NPC International, Inc. Case No. 2:08-CV-10-FTM-34-DNF (“Hildreth”), was filed in the United States District Court for the Middle District of Florida. The Hildreth case was settled during the second quarter of fiscal 2008 for an insignificant monetary payment.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2 % Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.3*	Distribution Agreement, dated as of January 5, 2004, between McLane Foodservice, Inc. and NPC International, Inc.

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.5*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz

10.6*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

Exhibit No.	Document Description
10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999 (File No. 0-13007))

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on Mary 9, 2008)

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

21.1**	List of subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 8, 2008.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)