Form 10-Q
period 2008-09-23
NPC INTERNATIONAL INC
filed 2008-11-07
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2008

or

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

There is no market for the Registrant’s equity. As of November 7, 2008, there were 1,000 shares of common stock outstanding.

PART I

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 23, 2008	December 25, 2007
Assets
Current assets:
Cash and cash equivalents	$14,756	$7,609
Accounts receivable	3,131	5,821
Inventories	6,042	5,495
Prepaid expenses and other current assets	4,484	4,370
Assets held for sale	580	433
Deferred income taxes	2,377	2,377
Income taxes receivable	2,544	2,894

Total current assets	33,914	28,999

Facilities and equipment	215,369	195,738
Less accumulated depreciation	(68,675)	(49,278)

Net facilities and equipment	146,694	146,460
Franchise rights, less accumulated amortization of $22,741 and $15,521, respectively	425,983	433,073
Goodwill	191,833	191,920
Other assets, net	26,430	29,507

Total assets	$824,854	$829,959

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,463	$23,284
Accrued payroll	12,952	10,420
Payroll and sales taxes	6,198	6,205
Accrued interest	9,509	6,224
Other accrued liabilities	14,103	12,530
Current portion of insurance reserves	7,713	6,934
Current portion of debt	1,210	4,246

Total current liabilities	70,148	69,843

Long-term debt	409,594	426,254
Other deferred items	26,296	27,303
Insurance reserves	11,602	10,000
Deferred income taxes	130,898	128,219

Total long-term liabilities	578,390	591,776

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of September 23, 2008 and December 25, 2007)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(608)	(1,271)
Retained earnings	13,599	6,286

Total stockholders’ equity	176,316	168,340

Total liabilities and stockholders’ equity	$824,854	$829,959

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended September 23, 2008	13 Weeks Ended September 25, 2007
Sales:
Net product sales	$180,247	$168,922
Fees and other income	6,189	4,366

Total sales	186,436	173,288
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	51,597	45,966
Direct labor	50,709	48,095
Other restaurant and operating expenses	60,174	55,041
General and administrative expenses	10,571	9,873
Corporate depreciation and amortization of intangibles	3,218	3,035
Net facility impairment charges	12	90
Net loss (gain) on disposition of assets	108	(22)

Total costs and expenses	176,389	162,078

Operating income	10,047	11,210
Other income (expense):
Interest expense	(8,141)	(9,483)
Miscellaneous	2	(6)

Income before income taxes	1,908	1,721
Income tax expense (benefit)	771	(131)

Net income	$1,137	$1,852

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	39 Weeks Ended September 23, 2008	39 Weeks Ended September 25, 2007
Sales:
Net product sales	$546,976	$504,799
Fees and other income	17,184	13,527

Total sales	564,160	518,326
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	156,151	135,398
Direct labor	154,204	143,410
Other restaurant and operating expenses	176,431	165,546
General and administrative expenses	31,195	28,959
Corporate depreciation and amortization of intangibles	9,948	9,282
Net facility impairment charges	309	438
Net loss (gain) on disposition of assets	117	(512)

Total costs and expenses	528,355	482,521

Operating income	35,805	35,805
Other income (expense):
Interest expense	(24,935)	(28,549)
Miscellaneous	(11)	9

Income before income taxes	10,859	7,265
Income tax expense	3,546	1,641

Net income	$7,313	$5,624

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 25, 2007	1,000	$—	$163,325	$6,286	$(1,271)	$168,340
Comprehensive income:
Net income	—	—	—	7,313	—	7,313
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(618)	(618)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	1,281	1,281

Total comprehensive income						7,976

Balance at September 23, 2008	1,000	—	$163,325	$13,599	$(608)	$176,316

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	39 Weeks Ended September 23, 2008	39 Weeks Ended September 25, 2007
Operating activities
Net income	$7,313	$5,624
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,576	32,292
Amortization of debt issuance costs	1,252	1,639
Net facility impairment charges	309	438
Deferred income taxes	2,249	(27)
Net loss (gain) on disposition of assets	117	(512)
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	2,590	682
Inventories	(557)	(175)
Prepaid expenses and other current assets	(697)	1,740
Accounts payable	(4,809)	8,901
Payroll and sales taxes	(7)	(179)
Income taxes	350	(6,711)
Accrued interest	3,285	4,283
Accrued payroll	2,532	2,555
Other accrued liabilities	2,415	1,600
Insurance reserves	2,381	1,574
Other deferred items	(1,539)	1,460
Other assets	1,644	82

Net cash provided by operating activities	49,404	55,266

Investing activities
Capital expenditures	(26,514)	(22,103)
Purchase of leased properties for sale-leaseback	(6,907)	—
Purchase of business assets, net of cash acquired	(34)	(27,267)
Proceeds from sale or disposition of assets	975	1,944

Net cash used in investing activities	(32,480)	(47,426)

Financing activities
Borrowings under revolving credit facility	140,200	152,200
Payments under revolving credit facility	(155,700)	(156,700)
Payments on term bank facilities	(4,196)	(10,000)
Debt issue costs	(62)	(91)
Proceeds from sale-leaseback transactions	6,896	2,009
Proceeds from sale-leaseback transactions on leased properties	3,085	—

Net cash used in financing activities	(9,777)	(12,582)

Net change in cash and cash equivalents	7,147	(4,742)
Beginning cash and cash equivalents	7,609	9,289

Ending cash and cash equivalents	$14,756	$4,547

Supplemental disclosures of cash flow information:
Net cash paid for interest	$20,399	$22,627
Net cash paid for taxes	298	6,278
Non-cash investing activities:
Accrued capital expenditures	$1,356	$2,687

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

The unaudited pro forma results of operations provided below for the 13 weeks and 39 weeks ended September 25, 2007, are presented as though the above mentioned unit acquisitions had occurred at the beginning of the period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets and other acquisition related adjustments in connection with these acquisitions. The pro forma results of operations are not necessarily indicative of the results that would have occurred had these acquisitions been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results.

	Pro forma (in thousands)
	13 Weeks Ended Sept. 25, 2007	39 Weeks Ended Sept. 25, 2007
Total sales	$187,489	$541,077
Income before income taxes	2,975	8,968
Net income	2,667	6,731

Note 3 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance at December 25, 2007	$191,920
Other, net	(87)

Balance at September 23, 2008	$191,833

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

	September 23, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$448,724	$(22,741)	$425,983
Favorable leasehold interests	10,194	(2,150)	8,044
Non-compete	1,925	(930)	995
Contract rights	547	(547)	—

	$461,390	$(26,368)	$435,022

	December 25, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$448,594	$(15,521)	$433,073
Favorable leasehold interests	10,194	(1,431)	8,763
Non-compete	1,925	(642)	1,283
Contract rights	547	(547)	—

	$461,260	$(18,141)	$443,119

Amortization expense on intangible assets was $2.7 million and $2.8 million for the 13 weeks ended September 23, 2008 and September 25, 2007, respectively, and $8.2 million and $8.4 million for the 39 weeks ended September 23, 2008 and September 25, 2007, respectively. The Company expects annual amortization expense for amortizable other assets for the next five fiscal years to range from approximately $10.2 million to $10.8 million.

Note 4 – Debt

The Company’s debt consisted of the following (in thousands):

	September 23, 2008	December 25, 2007
Senior Secured Credit Facility	$235,804	$240,000
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	15,500

	410,804	430,500
Less current portion	1,210	4,246

	$409,594	$426,254

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At September 23, 2008, the Company was in compliance with all of its debt covenants.

Based upon the provisions of the Senior Secured Credit Facility, the Company may be required to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after the Company’s fiscal year end. For fiscal

2007 the mandatory prepayment was determined to be $4.2 million. This amount was included in the current portion of long-term debt at December 25, 2007 and was paid on April 11, 2008. Based on projected 2008 results, the Company anticipates that it will be required to make such a mandatory prepayment of between $15.9 million and $23.8 million depending upon the amount of excess cash flow generated during its fiscal year and its leverage at fiscal year-end. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement. Because the excess cash flow mandatory prepayment estimates are preliminary and are therefore subject to further refinement, the final excess cash flow mandatory prepayment could ultimately differ from the amounts reflected above.

Based upon independent trading data considered to be a Level 1 input, as defined by SFAS No. 157, “Fair Value Measurements,” the estimated fair value of the Company’s debt facilities was as follows (in thousands):

	September 23, 2008	December 25, 2007
Senior Secured Credit Facility	$217,200	$225,300
Senior Subordinated Notes	147,000	155,800
Revolving Credit Facility	—	15,500

	$364,200	$396,600

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

Note 5 – Income Taxes

For the 39 weeks ended September 23, 2008, the Company recorded income tax expense of $3.5 million which resulted in an effective income tax rate of 32.7% compared to income tax expense of $1.6 million or an effective tax rate of 22.6% during the prior year. The lower than statutory rates are attributable to the impact of high tax credits. The Company’s effective tax rate of 22.6% for fiscal 2007 was below statutory rates due to the impact of high tax credits and permanent items in relation to income before taxes. The current year anticipated annual effective tax rate was increased from 31.0% in the second quarter to 32.7% in the third quarter which resulted in a third quarter rate of 40.4%. This increase was due to changes in anticipated deductions.

The liability for uncertain tax positions was $11.6 million as of September 23, 2008, was considered long term and was included in other deferred items in the consolidated balance sheet.

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

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 25, 2007	12,841	$1.62
Granted	1,970	1.95
Exercised	—	—
Forfeited	(937)	1.71

Outstanding at September 23, 2008	13,874	$1.66	8.6

Exercisable at September 23, 2008	2,130	$1.00

As of September 23, 2008, no options had been exercised by management. One member of management terminated employment on February 29, 2008; non-vested options previously granted to this member were forfeited immediately, with vested options forfeited during the second quarter of fiscal 2008, based upon the provisions of the Plan, as shown above.

The Company currently has in place the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides matching contributions to its employees. Contributions by the Company are maintained in a rabbi trust held with a third party administrator. The Company records the plan assets of these funds at the fair market value of the underlying investments at each reporting period. Investments held within the rabbi trust were $6.5 million and $7.3 million as of September 23, 2008 and December 25, 2007, respectively. The fair market value of the underlying investment was based upon independent market data considered to be a Level 1 input under SFAS 157.

Note 8 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. In accordance with SFAS No. 133, the Company designates these forward contracts as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following swap agreements were entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at September 23, 2008:

Effective Date	Notional Amount (in thousands)	Fixed Rate Paid	Maturity Date
June 6, 2006	$85,000	5.39%	December 31, 2010
January 31, 2008	50,000	3.16%	January 31, 2010
April 7, 2008	50,000	2.79%	April 7, 2011

	$185,000

All of the Company’s derivatives are designated as hedging instruments under SFAS No. 133. The following table presents the fair value of the Company’s hedging portfolio as of September 23, 2008 and December 25, 2007 (in thousands):

	Asset Derivatives				Liability Derivatives
	September 23, 2008		December 25, 2007		September 23, 2008		December 25, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other liabilities	$1,364	Other assets	$—	Other liabilities	$2,365	Other liabilities	$2,094

All of the Company’s derivatives were in SFAS No.133 cash flow hedging relationships. The effect of the derivative instruments on the Condensed Consolidated Financial Statements was as follows (in thousands):

	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the 13 Weeks Ended		For the 39 Weeks Ended		Location	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept. 23, 2008	Sept. 25, 2007	Sept. 23, 2008	Sept. 25, 2007		Sept. 23, 2008	Sept. 25, 2007	Sept. 23, 2008	Sept. 25, 2007
Interest rate contracts	$(1,173)	$(682)	$(618)	$(105)	Interest expense	$(599)	$(10)	$(1,281)	$(30)

As of December 26, 2007, the Company adopted SFAS 157 for the fair value measurement of recurring items, in particular its interest rate swaps. There was no impact on the basis for which the fair value of these items was determined.

The Company measures the fair value of its interest rate swaps under a Level 2 input as defined by SFAS 157. The Company uses a mark-to-market valuation based on observable interest rate yield curves. During the 39 weeks ended September 23, 2008, and September 25, 2007, there was no ineffectiveness related to cash flow hedges.

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

Merrill Lynch & Company Investments Derivative Transactions. On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010. The notional amount of this swap was $85.0 million at September 23, 2008. Merrill Lynch Capital Services, Inc. (“MLCS”) was the counterparty on $42.5 million of the total notional amount, and JPMorgan Chase Bank, N.A., an unrelated party, was the counterparty on the residual $42.5 million. Under this swap, the Company will pay both counter-parties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility.

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

Note 10 – New Accounting Pronouncements

On December 26, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands the disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on the Company’s financial position and results of operations; however, additional disclosures have been provided within the Company’s consolidated financial statements as a result of this adoption. The Company is assessing the impact of adopting FAS 157 for nonfinancial assets and liabilities. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active. FSP 157-3 was effective for the Company at September 23, 2008, and the effect of adoption did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which was effective January 1, 2008. SAB 110 expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The Company adopted SAB 110 as of December 26, 2007 and the adoption did not have a material impact on the Company’s financial position or results of operations.

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

In June 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (“EITF 08-3”). Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, EITF 08-3 concluded that all maintenance deposits within its scope should be accounted for as a deposit, and expensed or capitalized in accordance with the lessee’s maintenance accounting policy. The Company does not expect that EITF 08-3 will have a material impact in its consolidated financial statements.

Note 11 – Subsequent Events

On September 30, 2008, the Company acquired 99 Pizza Hut units, primarily located in Virginia, from a Pizza Hut franchisee for $35.0 million. The transaction was funded by approximately $5.0 million of available cash reserves and borrowings on the Company’s $75.0 million revolving credit facility.

On October 8, 2008 the Company borrowed $40.0 million pursuant to an incremental term loan entered into by the Company under the existing credit facility’s $100.0 million term accordion feature, reducing the Company’s available term loan accordion capacity to $60.0 million. The proceeds were primarily used to pay down borrowings on the Company’s revolving credit facility as a result of the above mentioned acquisition and to augment cash reserves.

On November 3, 2008, the Company entered into two agreements with Pizza Hut, Inc. and Pizza Hut of America, Inc. (collectively “PH”): (1) an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company has agreed to purchase from PH for $26.4 million in cash 89 Pizza Hut units located in Tampa, Florida and Cedar Rapids, Iowa, and (2) an Asset Purchase and Sale Agreement (the “Purchase and Sale Agreement”), pursuant to which PH has agreed to purchase from the Company for $19.6 million in cash 70 Pizza Hut units located in Jacksonville, Florida; Jackson, Mississippi; Spokane, Washington and Savannah, Georgia, and the Company has agreed to purchase from PH for $26.5 million in cash 102 Pizza Hut units located in Kansas City, Missouri and North Atlanta, Georgia. The closing of the transactions under each agreement is subject to satisfaction of the closing conditions, including obtaining applicable government approvals and other customary closing conditions, on or before December 22, 2008. In addition, the closing of the Purchase Agreement is subject to the Company obtaining financing on terms that are acceptable to it while maintaining adequate liquidity as determined by the Company in its discretion. The sale of stores by the Company is expected to result in a pre-tax non-cash loss estimated to be between $29 million and $32 million due to the anticipated write-down of intangible assets including franchise rights and goodwill relating to the sold stores. The final charge will be determined following the completion of certain asset valuations, and the amount is subject to change based on completion of this process. The final charge will be determined and recorded during the fourth quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than current and historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions, including the recent worsening of conditions in the credit markets and in general economic conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in food, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the risks associated with the expansion of our business;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•

our ability to obtain debt or equity financing on reasonable terms in light of recent changes in the capital and credit markets, to the extent we require such financing for acquisitions or to expand or support our business in the future;

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

Overview

Who We Are. NPC International, Inc., together with its subsidiaries, (referred to herein as “NPC,” the “Company” or in the first person notations of “we,” “us” and “our”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the “2007 Chain Restaurant Industry Review” by GE Capital Solutions.

We were founded in 1962 and, as of September 23, 2008, we operated 885 Pizza Hut units in 24 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2007, our operations represented approximately 15% of the domestic Pizza Hut restaurant system and 18% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal year 2008 contains 53 weeks and fiscal year 2007 contained 52 weeks.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. Year-to-date for fiscal 2008, pizza sales accounted for approximately 79% of net product sales. On April 1, 2008, we began offering the Tuscani Pasta menu layer which has minimally impacted our pizza sales mix. Various factors influence sales at a given store, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, comparable store sales and seasonality.

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

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuations in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-19%; meat: 13-17%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal year 2008 and the first quarter of 2009 through a combination of derivatives taken under the direction of the UFPC.

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

General and administrative expenses. General and administrative expenses include field supervision and personnel costs and the corporate and administrative functions that support our restaurants, including employee wages and benefits, travel, information systems, recruiting and training costs, professional fees, supplies, insurance and bank service and credit card transaction fees.

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

Demographics, General Economic Conditions and Consumer Spending

Lifestyle and demographic trends are generally positive drivers of the restaurant industry. The QSR industry has experienced consistent growth driven by historically favorable economic and consumer trends, including the increasing number of dual-income and single-parent households, increased disposable income and discretionary spending, an aging baby boomer generation, the rising time constraints of today’s average consumer and relatively low levels of inflation. However, increased gas prices, declining home values and sales, the negative impact of changes in the subprime mortgage market and credit markets, declining stock prices, higher unemployment rates and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in certain segments of the restaurant industry, including the segment in which we compete.

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

Commodity Prices

Commodity prices of packaging products and ingredients such as cheese, dough, and meat, can vary. The prices of these commodities can change throughout the year due to changes in supply and demand. Although commodity prices remain high relative to historical prices, during the third quarter of fiscal 2008 the block cheddar cheese market began to stabilize as compared to the prior year. The block cheese price for the third quarter of fiscal 2008 averaged $1.88, a decrease of $0.09 or 4.7% versus the average price for the third quarter of fiscal 2007.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2007 Form 10-K. There have been no significant changes with respect to these policies during the first 39 weeks of fiscal 2008.

Recently Issued Accounting Statements and Pronouncements

See Note 10 of the condensed consolidated financial statements for new accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Results of Operations

The table below presents (i) comparable store sales index and (ii) selected restaurant operating results as a percentage of net product sales for the 13-week and 39-week periods ended September 23, 2008 and September 25, 2007, respectively:

	13 Weeks Ended Sept. 23, 2008	13 Weeks Ended Sept. 25, 2007	39 Weeks Ended Sept. 23, 2008	39 Weeks Ended Sept. 25, 2007
Comparable store sales	4.8%	4.9%	4.1%	3.0%
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	28.6%	27.2%	28.5%	26.8%
Direct labor	28.1%	28.5%	28.2%	28.4%
Other restaurant operating expenses	33.4%	32.6%	32.3%	32.8%

Activity with respect to unit count is set forth in the table below:

	39 Weeks Ended Sept. 23, 2008	39 Weeks Ended Sept. 25, 2007
Beginning of period	888	816
Developed(1)	12	13
Acquired	—	59
Closed(1)	(15)	(15)

End of period	885	873

Equivalent Units(2)	886	852

(1)	For the 39 weeks ended September 23, 2008 and September 25, 2007, four units and six units, respectively, were relocated or rebuilt and are included in both the developed and closed total above.
(2)	“Equivalent units” represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis.

We added the WingStreet™ product line to 51 units during the 13 weeks ended September 23, 2008 and to 170 units during the 39 weeks ended September 23, 2008, for a total of 228 units offering the WingStreet™ product line at September 23, 2008.

Thirteen Weeks Ended September 23, 2008 Compared to September 25, 2007

Net Product Sales. Net product sales for the 13 weeks ended September 23, 2008 compared to the 13 weeks ended September 25, 2007, were $180.2 million and $168.9 million, respectively, an increase of $11.3 million or 6.7% resulting largely from a 4.8% comparable store sales increase for the third quarter of 2008, rolling over last year’s third quarter comparable store sales increase of 4.9% and a 1.7% increase in equivalent units due to acquisitions and development.

Fees and Other Income. Fees and other income were $6.2 million for the 13 weeks ended September 23, 2008, compared to $4.4 million for the 13 weeks ended September 25, 2007, for an increase of $1.8 million or 41.8%. The increase was primarily due to increased customer delivery charges effective July 2008 which were preceded by an increase in most markets during the second quarter of this year.

Cost of Sales. Cost of sales was $51.6 million for the 13 weeks ended September 23, 2008, compared to $46.0 million for the 13 weeks ended September 25, 2007, for an increase of $5.6 million or 12.3%. Cost of sales increased 1.4%, as a percentage of net product sales, to 28.6%, compared to 27.2% in the prior year. This increase was primarily due to increases in the following commodity costs: 34% for dough, 11% for meat and 68% for vegetable oil as compared to the prior year and the higher product costs associated with the new Tuscani Pasta menu layer. Cheese prices (net of UFPC hedging benefits) and packaging costs were essentially flat as compared to the prior year. The impact of these overall increases was partially offset by pricing initiatives.

Direct Labor. Direct labor costs for the 13 weeks ended September 23, 2008 as compared to September 25, 2007 were $50.7 million and $48.1 million, respectively, an increase of $2.6 million or 5.4%. Direct labor costs for the third quarter decreased 0.4%, as a percentage of net product sales, to 28.1%, compared to 28.5% for the prior year. This decrease was primarily due to the positive impact of sales leverage achieved on fixed labor costs and effective labor management strategies which more than offset higher wage rates caused largely by federal and certain state minimum wage increases.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 13 weeks ended September 23, 2008 and September 25, 2007 were $60.2 million and $55.0 million, respectively, an increase of $5.2 million or 9.3%. Other operating expenses were 33.4% of net product sales for the third quarter of 2008 compared to 32.6% for the prior year, an increase of 0.8%. The increase as a percentage of net product sales compared to the prior year was largely due to increased utilities, repairs and delivery driver reimbursement expenses which were partially offset by decreased advertising costs. Additionally, the prior year included the positive impact of business interruption proceeds of $0.3 million received in 2007 for the 2005 hurricanes. Depreciation expense for store operations was $6.8 million or 3.8% of net product sales for third quarter 2008 compared to $6.5 million or 3.9% of net product sales in the third quarter of 2007.

General and Administrative Expenses. General and administrative expenses for the 13 weeks ended September 23, 2008 were $10.6 million compared to $9.9 million for the 13 weeks ended September 25, 2007. General and administrative expenses increased approximately $0.7 million compared to the prior year largely due to increased credit card fees attributable to increased transaction volume and increased personnel recruiting and relocation costs.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the 13 weeks ended September 23, 2008 and September 25, 2007 were $3.2 million and $3.0 million, respectively. The increase over the prior year is largely due to increased pre-opening expenses related to the addition of the WingStreet™ product line at 51 units in the third quarter of 2008.

Net Facility Impairment Charges. Facility impairment charges were minimal for two properties during the third quarter of 2008 compared to $0.1 million for seven properties during the third quarter of 2007.

Loss (Gain) on Disposition of Assets. Loss on asset dispositions was $0.1 million for the 13 weeks ended September 23, 2008 compared to a minimal gain for the 13 weeks ended September 25, 2007.

Interest Expense. Interest expense was $8.1 million for the 13 weeks ended September 23, 2008 compared to $9.5 million for the 13 weeks ended September 25, 2007, a decrease of $1.4 million primarily due to lower interest rates and lower debt levels as compared to the prior year. Our cash borrowing rate decreased 0.9% to 7.4% during the third quarter of 2008 compared to the third quarter of 2007 and our average outstanding debt balance decreased $15.6 million to $411.4 million in the third quarter of 2008 as compared to the prior year. “Cash borrowing rate” represents interest expense, excluding debt issue amortization, divided by weighted average debt outstanding. Interest expense included $0.5 million for amortization of deferred debt issuance costs in both the third quarter 2008 and 2007, respectively.

Income Taxes. For the 13 weeks ended September 23, 2008, we recorded income tax expense of $0.8 million which resulted in an effective income tax rate of 40.4% compared to an income tax benefit of $0.1 million for the 13 weeks ended September 25, 2007. The prior year income tax benefit was due to a reduction in rate as a result of higher than previously anticipated tax credits. The current year anticipated annual effective rate was increased to 32.7% during the third quarter which resulted in a third quarter effective tax rate of 40.4% compared to 42.1% in the second quarter of 2008.

Net Income. Net income for the 13 weeks ended September 23, 2008 was $1.1 million, compared to $1.9 million for the 13 weeks ended September 25, 2007. The decrease in net income was primarily due to increases in commodity costs, income tax expense and general and administrative expenses which were partially offset by the benefit of a 6.7% increase in net product sales, increased customer delivery charge income and lower interest expense.

Thirty-Nine Weeks Ended September 23, 2008 Compared to September 25, 2007

Net Product Sales. Net product sales for the 39 weeks ended September 23, 2008 compared to the 39 weeks ended September 25, 2007 were $547.0 million and $504.8 million, respectively, an increase of $42.2 million or 8.4% resulting largely from an increase in comparable store sales of 4.1%, while rolling over last year’s comparable store sales increase of 3.0%, and 4.0% increase in equivalent units due to acquisitions and development.

Fees and Other Income. Fees and other income were $17.2 million for the 39 weeks ended September 23, 2008, compared to $13.5 million for the 39 weeks ended September 25, 2007, for an increase of 27.0%. The increase was primarily due to customer delivery charge increases effective July 2008 which were preceded by increases in most markets during the second quarter of this year and increased equivalent units.

Cost of Sales. Cost of sales was $156.2 million for the 39 weeks ended September 23, 2008, compared to $135.4 million for the 39 weeks ended September 25, 2007, for an increase of $20.8 million or 15.3%. Cost of sales increased 1.7%, as a percentage of net product sales, to 28.5%, compared to 26.8% in the prior year. The increase was primarily due to increases in the following commodity costs: 12% for cheese costs (net of UFPC hedging benefits), 29% for dough, 4% for meat, 8% for packaging and 62% for vegetable oil. The impact of these overall increases was partially offset by pricing initiatives.

Direct Labor. Direct labor costs were $154.2 million for the 39 weeks ended September 23, 2008, compared to $143.4 million for the 39 weeks ended September 25, 2007, an increase of $10.8 million or 7.5%. Direct labor costs decreased 0.2%, as a percentage of net product sales, to 28.2% compared to 28.4% in the prior year. This decrease was primarily due to the positive impact of sales leverage achieved on fixed labor costs and effective labor management strategies which more than offset higher wage rates caused largely by federal and certain state minimum wage increases.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 39 weeks ended September 23, 2008 were $176.4 million compared to $165.5 million for the prior year, an increase of $10.9 million or 6.6%. Other restaurant operating expenses decreased 0.5% as a percent of net product sales, to 32.3% for the 39 weeks ended September 25, 2008 compared to 32.8% for the prior year. The decrease of expenses as a percentage of net product sales compared to the prior year was primarily due to lower depreciation expense associated with short-lived assets becoming fully depreciated during the second quarter of 2007, without replacement, lower advertising costs and lower delivery driver reimbursement expenses related to changes in our delivery driver reimbursement program in second quarter 2007. Depreciation expense for store operations was $20.1 million or 3.7% of net product sales for the 39 weeks ended September 23, 2008 compared to $22.0 million or 4.4% of net product sales in the prior year-to-date period. These decreases were partially offset by increased utilities and repair expenses.

General and Administrative Expenses. General and administrative expenses for the 39 weeks ended September 23, 2008 were $31.2 million compared to $29.0 million in the prior year. General and administrative expenses increased approximately $2.2 million compared to the prior year primarily due to increased credit card fees attributable to increased transaction volume, increased salaries expense and higher personnel and recruiting expenses which were partially offset by acquisition integration related expenses incurred in the prior year but not in the current year.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the 39 weeks ended September 23, 2008 were $9.9 million compared to $9.3 million for the prior year. The increase over the prior year is largely due to increased pre-opening expenses related to the addition of the WingStreet™ product line at 170 units in 2008.

Net Facility Impairment Charges. We recorded charges of $0.3 million for 14 properties during the 39 weeks ended September 23, 2008 and $0.4 million for 20 properties during the 39 weeks ended September 25, 2007.

Loss (Gain) on Disposition of Assets. Loss on asset dispositions was $0.1 million for the 39 weeks ended September 23, 2008 compared to gains of $0.5 million for the 39 weeks ended September 25, 2007.

Interest Expense. Interest expense was $24.9 million for the 39 weeks ended September 23, 2008 compared to $28.5 million for the prior year, a decrease of $3.6 million primarily due to lower interest rates and lower debt levels as compared to the prior year. Our cash borrowing rate decreased 0.8% to 7.5% during the 39 weeks ended September 23, 2008 compared to the same period of 2007 and our average outstanding debt balance decreased $14.0 million to $418.4 million in 2008 as compared to the prior year. Interest expense included $1.3 million and $1.6 million for amortization of deferred debt issuance costs in the year-to-date period for 2008 and 2007, respectively.

Income Taxes. For the 39 weeks ended September 23, 2008, we recorded income tax expense of $3.5 million which resulted in an effective income tax rate of 32.7% compared to an effective tax rate of 22.6% or $1.6 million for the 39 weeks ended September 25, 2007. The rate increase as compared to the prior year is primarily attributable to higher income before taxes in relation to the impact of high tax credits.

Net Income. Net income for the 39 weeks ended September 23, 2008 was $7.3 million, compared to $5.6 million for the 39 weeks ended September 25, 2007. The increase in net income was primarily due to the benefit of an 8.4% increase in net product sales, increased customer delivery charge income, reduced depreciation and amortization expense and lower interest expense which were partially offset by increases in commodity costs, general and administrative expenses and income tax expense.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our Senior Secured Credit Facility and the senior subordinated notes; (2) capital expenditures, including those for our re-imaging plan, maintenance capital expenditures, and the introduction of the WingStreet™ product line at certain existing locations; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require utilization of the additional term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital. Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. These recent changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our current credit facility. In addition utilization of the additional term loan borrowing capacity under our existing credit facility, beyond parameters established in our current agreement, would result in a reset of the interest rate on our existing term loan borrowings, which would increase our borrowing costs based on current market conditions. We will continue to evaluate the impact from these market changes as we assess our acquisition and other growth opportunities.

Our working capital was a deficit of $36.2 million as of September 23, 2008, which was favorably impacted by $11.0 million of invested cash reserves which is cash exceeding the amount required for store operations. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Our excess cash reserves of $11.0 million at September 23, 2008 were invested in money market funds. These funds are not insured by any government agency. In addition, we have cash relating to store operations in accounts at different depository institutions. Amounts held in these depository accounts may from time to time be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $49.4 million for the 39 weeks ended September 23, 2008 compared to $55.3 million for the 39 weeks ended September 25, 2007. Cash flows from operations during the 39 weeks ended September 23, 2008 were negatively impacted by a $6.9 million reduction in working capital as compared to the prior year. To the extent positive cash and cash equivalent account balances remain with the same institution as book overdraft account balances at period end and the institution has the right of offset, we are required to net those amounts for financial reporting purposes. During the year-to-date period ended September 23, 2008, the Company had no invested cash netted against book overdrafts. For the year-to-date period ended September 25, 2007 the Company had a $12.1 million positive change due to cash invested in an overnight investment account netted against book overdrafts at fiscal year end 2006. The impact of these changes results in a $12.1 million reduction in cash flows from working capital from period-to-period which was partially offset by a $7.0 million positive change in income taxes, primarily due to higher income tax payments during the first half of 2007.

Cash flows from investing activities

Cash flows used in investing activities were $32.5 million during the 39 weeks ended September 23, 2008 compared to $47.4 million for the 39 weeks ended September 25, 2007. During the 39 weeks ended September 23, 2008, we invested $26.5 million in capital expenditures compared to $22.1 million during the prior year. The increase in capital expenditures was primarily due to the addition of the WingStreet™ product line to 170 units for the third quarter year-to-date period of 2008 for approximately $8.4 million compared to 20 units for approximately $1.4 million during the same period of the prior year. Additionally, during the third quarter 2008 we purchased 13 formerly leased properties for $6.9 million with the intent to sell and leaseback the properties. Five of these properties were sold for $3.1 million in the third quarter (and are included in financing activities below) resulting in a deferred gain of approximately $0.8 million and the remaining eight properties were included in fixed assets for approximately $4.5 million. During the 39 weeks ended September 25, 2007, we completed an acquisition of 59 stores for $27.3 million and received proceeds from asset sales of $1.9 million compared to proceeds from asset sales of $1.0 million for the current year-to-date period.

We expect our capital expenditure investment, net of anticipated related sale-leaseback proceeds, to be approximately $30 million in fiscal year 2008, not including acquisitions. This estimate includes an investment of approximately $10.0 million to add the WingStreet™ product line to 180 units and approximately $1.6 million for information technology equipment for the 99-store acquisition completed in the fourth quarter 2008. We are significantly ahead of schedule on our asset re-image, rebuild/remodel requirements and have the option to reduce capital expenditures at management’s discretion to increase free cash flow and remain comfortably in compliance with our franchise agreements.

Cash flows from financing activities

Net financing cash outflows were $9.8 million for the 39 weeks ended September 23, 2008 compared to $12.6 million for the 39 weeks ended September 25, 2007. Net pay-downs under the revolving credit facility were $15.5 million through the third quarter of 2008 compared to $4.5 million during the prior year including the effect of borrowing approximately $11.0 million during the first quarter of 2007 to partially fund our acquisition of 59 stores on March 13, 2007. During the current year, we also paid our mandatory excess cashflow prepayment of $4.2 million on our Senior Secured Credit Facility compared to a $10.0 million voluntary prepayment on term bank facilities in the prior year. During the first half of fiscal 2008 we completed six sale-leaseback transactions on assets principally constructed during 2007 for approximately $6.9 million compared to $2.0 million for a sale-leaseback transaction of two properties in the same period of 2007. During the third quarter of 2008, we completed sale-leaseback transactions on five formerly leased properties for approximately $3.1 million. Subsequently, during the fourth quarter 2008, three additional properties were sold for net proceeds of $2.5 million.

We are required, under certain circumstances as defined in our credit agreement, to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after our 2008 fiscal year-end. Based on projected 2008 results, we anticipate that we will be required to make a mandatory prepayment of an amount between $15.9 million and $23.8 million depending upon the amount of excess cash flow generated during our fiscal year and our leverage at fiscal year-end. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement. As the excess cash flow mandatory prepayment estimates are preliminary and are therefore subject to further refinement, the final excess cash flow mandatory prepayment could ultimately differ from the amounts reflected above.

At September 23, 2008, we had $50.5 million of borrowing capacity available under our revolving line of credit net of $24.5 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary. Our existing credit facility included $100.0 million of additional term loan capacity under an accordion feature at the end of the quarter. On October 8, 2008 we borrowed $40.0 million pursuant to an incremental term loan that we entered into under our existing credit facility’s $100.0 million term loan accordion feature, reducing our available term loan accordion capacity to $60.0 million. The proceeds were primarily used to pay down borrowings on our revolving credit facility as a result of the fourth quarter 99-store acquisition and augment cash reserves.

Letters of Credit

As of September 23, 2008, we had letters of credit of $24.5 million issued under our existing credit facility primarily in support of self-insured risks and franchise agreement obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facility bear interest at a floating rate. As of September 23, 2008, we had $235.8 million in funded floating rate debt outstanding under our Senior Secured Credit Facility. We have interest rate swap agreements that provide for fixed rates as compared to LIBOR on the following notional amounts of floating rate debt as noted below:

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

We are a member of the UFPC and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for the balance of fiscal year 2008 through a combination of derivatives taken under the direction of the UFPC. The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $2.3 million and $2.6 million for the 39 weeks ended September 23, 2008 and September 25, 2007, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in litigation, most of which is incidental to the business.

Item 1A.	Risk Factors.

The following risk factor disclosure is in addition to the disclosure of risks in Item 1A of our 2007 Form 10-K, and should be read in conjunction with those disclosures.

A prolonged economic slowdown or a recession could harm our results of operations.

Our results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in the communities in which our restaurants are located, and, therefore, we are susceptible to economic slowdowns. A significant weakening in any of the local economies in which we operate may cause our guests to curtail discretionary spending, which in turn could have a material adverse effect on our profitability. The United States economy is undergoing a period of slowdown. If current market and economic conditions persist or deteriorate, we may experience adverse impacts on our business, results of operations and financial condition.

Recent uncertainty in the credit markets could affect our ability to obtain debt financing on reasonable terms.

The recent volatility and disruption in credit markets could materially impact our ability to obtain debt financing on reasonable terms. We are highly leveraged and our existing substantial leverage coupled with current market conditions could adversely affect our ability to obtain additional debt financing on reasonable terms. Any inability to access debt financing in the future on reasonable terms could materially impact our ability to make acquisitions, refinance our existing indebtedness or materially expand our business.

We could incur substantial losses if one of the third party depository institutions we use in our operations would happen to fail or if the money market funds in which we hold cash were to incur losses.

As part of our business operations, we maintain cash balances at third party depository institutions and in money market funds. The balances held in the money market funds are not insured or guaranteed by the FDIC or any other governmental agency. The balances held in third party depository institutions, to the extent in interest bearing accounts, may exceed the FDIC insurance limits or, with respect to non-interest-bearing transaction deposit accounts, may be held in banks which opt out of the FDIC’s Temporary Liquidity Guarantee Program. We could incur substantial losses if the underlying financial institutions fail or are otherwise unable to return our deposits or if the money market funds in which we hold cash were to incur losses.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2008.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)