Form 10-K
period 2008-12-30
NPC INTERNATIONAL INC
filed 2009-03-27
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s equity. As of March 27, 2009, there were 1,000 shares of common stock outstanding.

PART I

Item 1.	Business

General

NPC International, Inc. (referred to herein as “NPC” the “Company” or in the first person notations of “we,” “us” and “our”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2008 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of December 30, 2008 we operated 1,098 Pizza Hut units (including 42 units held for sale) in 27 states with a significant presence in the Midwest, South and Southeast. As of the end of fiscal 2008, our operations represented approximately 18% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

We are a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, our name was changed to National Pizza Company, and we were subsequently renamed NPC International, Inc. on July 12, 1994.

On May 3, 2006, all of our outstanding stock was acquired by NPC Acquisition Holdings, LLC (“Holdings”), a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates (“the Acquisition”). In connection with the Acquisition, we issued $175.0 million principal amount of notes and entered into a $375.0 million Senior Credit Facility. The $375.0 million Senior Credit Facility consists of a $300.0 million term loan due 2013 and a $75.0 million revolver due 2012. All of these transactions, as further described herein, are collectively referred to in this report as the “2006 Transactions.”

Acquisitions and Dispositions

Between October 2006 and February 2009 we acquired 508 Pizza Hut units, including 333 units from Pizza Hut, Inc. (“PHI”) and 175 units from other Pizza Hut franchisees. During this same time period, we also sold 112 units to PHI as part of an asset sale and purchase agreement and nine units to another Pizza Hut franchisee. These acquisitions were funded through our revolving credit facility, the issuance of a $40.0 million term loan, proceeds from the sale of units to PHI and cash on hand.

(Dollars in millions)			# Units
	Date	Base Purchase/ (Sale) Price(1)	Fiscal 2006 & 2007	Fiscal 2008	Fiscal 2009		Fee Properties	Location
Acquired from:
PHI	2/16/2009	$14.2			50	(4)		MO, IL
	1/19/2009	18.5			55			CO
	12/8/2008	27.1		88			1	FL, IA,
	12/8/2008	25.7		101				MO, KS, GA
	10/2/2006	20.7	39				2	TN

Other franchisees	9/30/2008	35.4		99 (2)			9	VA, WV, MD
	9/26/2007	5.3	17					FL
	3/13/2007	27.1	59					ID, OR, WA

Total acquisitions		$174.0	115	288	105

Sold to:
PHI	1/19/2009	(19.0)			(42	)(3)		AR, IN, KY, LA, OK, TX
	12/8/2008	(18.8)		(70)				MS, FL, WA, GA
Other franchisee	10/26/2006	(2.0)	(9)					AR, NV, UT

Total dispositions		(39.8)	(9)	(70)	(42)

		$134.2	106	218	63

(1)

Base purchase price does not include direct acquisition costs or working capital reimbursements which are included in the allocation of purchase price for the 2008 and 2007 acquisitions included in Note 2-Business Combinations and Acquisitions to the Consolidated Financial Statements.

(2)	Includes seven units which were closed immediately upon acquisition.
(3)	Units were included in assets held for sale at December 30, 2008 and treated as discontinued operations along with the 70 units sold in 2008.

(4)	Includes the purchase of operations for one unit which is operated under a management agreement and one unit which was closed immediately upon acquisition.

As a result of the sale of units in 2008 and the sale of units in 2009, which were classified as held for sale at December 30, 2008, our consolidated statements of income for all years presented have been adjusted to remove the operations of the 2008 and 2009 sold units which were reclassified as discontinued operations. Also included in discontinued operations for the fiscal year ended December 30, 2008 was the loss on the sale of those units. The amounts presented throughout, except where otherwise indicated, relate to continuing operations only.

Overview

Our restaurants are primarily located in non-metro and mid-sized metro markets with approximately 45% of our restaurants located in “1 to 2 Pizza Hut Towns.” Our size and scale provide significant operating efficiencies and we believe our emphasis on non-metro locations and small cities provides a cost effective basis for operations. Additionally, we are an operationally driven company that is focused on running efficient restaurants while providing high levels of customer service and quality food at attractive values.

Our Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Pizza Hut restaurants generally provide carry-out and delivery, and are the only national pizza chain to offer full table service, with a menu featuring pizza, pasta, baked buffalo wings, salads, soft drinks and, in some restaurants, sandwiches and beer. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service, and are principally located in “1 to 2 Pizza Hut Towns.” Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 35% of our units include the WingStreet™ product line. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces, appetizers, salads and sandwiches which are available for dine-in, carry-out and delivery. For the fiscal year ended December 30, 2008, our sales were derived from the following occasions: 41% carry-out, 35% delivery and 24% dine-in.

The following table sets forth certain information with respect to each fiscal period:

	December 30, 2008		December 25, 2007		December 26, 2006
Average annual revenue per restaurant(1)	$827,331		$790,737		$764,470

Number of restaurants open at the end of the period:
Delco	372		202		186
RR	188		155		168
RBD	496		420		372

	1,056	(2)	777	(2)	726	(2)
Units held for sale	42

Total units in operation	1,098

(1)

In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 806, 752 and 702 in 2008, 2007 and 2006, respectively. Fiscal 2008 consisted of 53 weeks; fiscal 2007 and 2006 consisted of 52 weeks.

(2)	Includes 385, 47 and 23 units offering the WingStreet™ product line, as of fiscal years ended 2008, 2007 and 2006, respectively.

Approximately 22%, or $111.6 million, of our fiscal 2008 delivery and carry-out sales were processed by our customer service representatives in four call centers located in metro areas. As of December 30, 2008, substantially all of the delivery and carry-out sales for 165 restaurants were processed by these call centers. In addition, these call centers process overflow delivery and carry-out orders for approximately 361 units that are set up for busy or no answer call forward to the call center.

Pizza Hut, Inc.

PHI is the world’s largest pizza quick service restaurant, or “QSR,” company. As of December 31, 2008, the Pizza Hut brand had approximately 6,100 restaurants and delivery units in the United States and over 5,500 international units in more than 100 other countries, excluding licensed units. Since the first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, the Pizza Hut brand has become one of the most recognized brands in the restaurant industry.

PHI is owned and operated by Yum! Brands, Inc., or “Yum!” Yum! is the world’s largest QSR company, based on number of units, and as of December 31, 2008, its brands comprised over 34,000 units (excluding licensed units) in more than 100 countries and territories. In addition to Pizza Hut, Yum! also owns the restaurant brands Taco Bell, KFC, Long John Silver’s and A&W All-American Food Restaurants. Yum! has global scale capabilities in marketing, advertising, purchasing and research and development, and invests significant time working with the franchise community on all aspects of the business, ranging from new products to new equipment to new management techniques.

Our Products

Pizza Hut restaurants generally provide full table service, carry-out and delivery and a menu featuring pizza, pasta, baked buffalo wings, salads, soft drinks and, in some restaurants, sandwiches and beer. Pizza sales account for approximately 79% of our net product sales. Beginning in April 2008, we began offering the Tuscani Pasta menu layer which is a rapidly growing portion of our sales mix. Sales of alcoholic beverages are less than 1% of our net product sales.

Most dough products are made fresh as much as twice per day and only 100% Real cheese products are used. All product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. Beginning in January 2009, PHI changed its product ingredients to remove all artificial preservatives, colors and flavors. The new ingredients include all natural pepperoni with no artificial preservatives or nitrates; all natural Italian sausage with no artificial colors, flavors or preservatives; 100% real beef with no fillers; and all natural sauce from vine-ripened tomatoes with no high fructose corn syrup. We offer a variety of pizzas in multiple sizes with a variety of crust styles and different toppings. With the exception of on-the-go “Personal Pan Pizza” and food served at the luncheon buffet, food products are prepared at the time of order.

The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces, appetizers, salads, pasta and sandwiches which are available for dine-in, carry-out and delivery, and is already the largest dedicated wing brand in the U.S., based on number of units. We have approximately 35% of our units operating with the WingStreet™ format at December 30, 2008, and intend to selectively roll out this concept at certain of our existing locations, subject to the concept meeting established return criteria, over the next several years.

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

We operate approximately 55% of our units under territory franchise agreements, with the remaining units operating under location franchise agreements.

Territory franchise agreements. Our territory franchise agreements provide us with the exclusive right to develop and operate Pizza Hut restaurants and delivery units within a defined geographic territory, such as a county. We also have the right to develop additional Pizza Hut restaurants and delivery units within our franchise territory. If we fail to develop a franchise territory or provide adequate delivery service as required under our franchise agreements, PHI would have the right to operate or franchise Pizza Hut restaurants in that area. As of December 30, 2008, we had no commitments for future development under any territory franchise agreement. Pursuant to our territory franchise agreements, we are required to pay a royalty rate of 4.0% of sales, as defined in the franchise agreements. The royalty rate for delivery units will increase to 4.5% as of January 1, 2010, 4.75% as of January 1, 2020 and 5.0% as of January 1, 2030.

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

Franchise agreement asset upgrade requirements. The 2003 location and territory franchise agreements require us to perform facility upgrades to dine-in restaurants constructed before 1998; however, there is no specific provision under the franchise agreements related to required asset activity with respect to our Delco’s. The required asset upgrade is determined based upon a combination of (i) the 2002 sales volume of the individual location, and (ii) the population within a three mile radius. These factors are measured for each location relative to established benchmarks to determine the required asset action for each location. The required asset actions consist of three activity classes (i) partial re-image, (ii) full re-image, and (iii) rebuild, relocate or remodel. The partial re-image is the least costly of the standards and is generally reserved for low-volume, low population density locations. A full re-image is generally required for restaurants with average volumes and low population densities and a rebuild, relocate or remodel is generally required for high volume assets or average volume restaurants with high population densities. We must achieve satisfactory progress in completing these asset activities, as determined at various checkpoints through-out the term of the agreement to remain in compliance. All partial and full re-images must be completed by the deadline of September 30, 2009 and all rebuild, remodel and relocation activities must be completed by December 31, 2015. We were in full compliance with the upgrade requirements defined in the agreement as of December 30, 2008.

The 2006 location franchise agreement that we executed in conjunction with our acquisition in October 2006 of 39 units from PHI in and around Nashville, TN requires us to bring all assets, including Delco’s in that market, in compliance with PHI’s minimum asset standards and re-image specifications, to the extent not in compliance on the acquisition date, on a pro-rata basis, during the initial 6 years of the franchise agreement. In addition, we are required to ensure that 70% of the dine-in assets have had a major asset action (defined as a rebuild, relocate, or remodel) completed by the 10th anniversary of the franchise agreement. Any acquired location that has undergone such an action since January 1, 1998, but prior to our acquisition, counts toward the required percentage completion for the dine-in assets governed by this franchise agreement. We must achieve satisfactory progress in completing these asset activities, determined at various anniversary checkpoints throughout the initial 10-year term of the agreement to remain in compliance. We were in full compliance with the upgrade requirements defined in the agreement as of December 30, 2008.

On December 8, 2008 the Company acquired 189 units under the 2008 Location Franchise Agreement which was amended primarily as follows:

•

This agreement was amended to be substantially similar (including royalty rates) to the 2003 Territory Franchise Agreement and governs the 51 units located in the Kansas City market, expires December 31, 2032 and contains perpetual 20-year renewal terms subject to certain criteria. This Agreement, as amended, does not require any future development activity but does require that we complete five major asset actions within 10 years of the acquisition date on certain qualifying dine-in assets in the market.

•

The Agreement was also amended to be substantially similar to the 2006 Location Franchise Agreement executed in the Nashville acquisition and governs the 138 units acquired in Florida, Georgia and Iowa as a part of the December 8, 2008 closing. The Agreement expires December 31, 2032 and contains a 20-year renewal term that we can exercise at our option, subject to certain criteria. We are required to pay a royalty rate of 6.0% of sales for all asset types during the original term of the Agreement with no opportunity for royalty reduction for major asset actions, except for four assets paying royalties of 6.5% which can realize a royalty reduction of 2.5% for a rebuild or relocation or 1.5% for a major remodel if completed by January 1, 2015. This Agreement, as amended, does not require any future development activity but does require that we complete nine major asset actions within 10 years of the acquisition date on certain qualifying dine-in assets in the market and four re-images on system restaurants.

WingStreet™ agreement. Effective December 25, 2007, the Company entered into a new agreement (the “WingStreet™ agreement”) with PHI that terminated its prior WingStreet™ franchise agreement addendum, which the Company has operated under since December 16, 2005. This agreement identifies the WingStreet™ concept as a Pizza Hut product line or menu extension that is to be incorporated under the Company’s existing franchise agreements with PHI. The royalty rate paid on WingStreet™ sales is the same as Pizza Hut product sales. The WingStreet™ agreement allows the addition of the less costly WingStreet™ Lite format, as defined in accordance with PHI specifications, to an existing dine-in asset to constitute an approved full re-image under the existing franchise agreements. Additionally, the WingStreet™ agreement extends the deadline for all re-image and signage requirements currently in place under the existing franchise agreements from September 30, 2008 to September 30, 2009. Finally, the WingStreet™ agreement provides that the maximum royalty fee to be charged to a unit that incorporates the WingStreet™ product line should not exceed 6.25% of net sales, as defined in the franchise agreements. This rate is a reduction from the exiting royalty rate of 6.5% that is currently being paid on certain Delco units operating under our location franchise agreements.

Our blended average royalty rate for fiscal 2008 was 4.4% of total net sales.

In connection with the 2006 Transactions, on March 7, 2006, we entered into an amendment to the franchise agreements, which, among other things, includes PHI’s consent to the 2006 Transactions and certain restrictions on us, including the requirement that PHI approve the appointment of certain of our officers.

Promotion and Advertising

We spend on average 6% of net product sales on local and national advertising activities. We are required under our franchise agreements to be a member of the International Pizza Hut Franchise Holder’s Association (“IPHFHA”), an independent association of substantially all Pizza Hut franchisees. IPHFHA requires its members to pay dues, which are spent primarily for national advertising and promotion. Dues are 2.5% of gross sales, as defined in the franchise agreement. AdCom, a joint advertising committee, consisting of representatives from PHI and IPHFHA, directs the national advertising campaign. PHI is not a member of IPHFHA, but has agreed to make contributions with respect to those restaurants it owns on a per-restaurant basis to AdCom at the same rate as its franchisees. National advertising represents approximately 41% on average of our advertising expenditures.

In addition, each Pizza Hut restaurant is required pursuant to franchise agreements to contribute dues of 1.75% of gross sales, as defined in the franchise agreement, to advertising cooperatives. The advertising cooperatives control the advertising within designated market areas. As the major operator in most markets, we control the majority of the advertising cooperatives in which we participate. Approximately 83% of our units are in marketing areas in which we control local cooperative advertising. The advertising cooperatives are required to use their funds to purchase broadcast media advertising within the designated marketing areas. All advertisements must be approved by PHI. Our contributions to advertising cooperatives represent approximately 29% of our advertising expenditures during the fiscal year ended December 30, 2008.

For 2008 and 2009, the advertising cooperatives have agreed to transfer amounts equal to 0.75% of member gross sales from local advertising to the AdCom for its national advertising campaign, bringing the total national advertising budget to 3.25%. Cooperative members will re-evaluate this transfer of funds annually.

The remaining 30% of our total advertising expenditures are utilized within our discretion for local print marketing, including coupon distribution as well as telephone directory advertising, point of purchase materials, local store marketing and sponsorships.

Supplies and Distribution

We purchase substantially all equipment, supplies and food products required in the operation of our restaurants from suppliers who have been quality assurance approved and audited by PHI. Purchasing is substantially provided by the Unified Foodservice Purchasing Co-op LLC (“UFPC”), a cooperative set up to act as a central procurement service for the operators of Yum! franchises.

McLane Foodservice provides food and supplies distribution services to us pursuant to a contract effective through 2010, and is by far our most significant supplier. Under our direction, McLane will purchase all products under terms negotiated by the UFPC or another cooperative designated by us. If the product is not available through a UFPC agreement, then McLane may purchase from another Yum! approved source. Our restaurants take delivery of food supplies about twice a week; some restaurants take delivery once a week to take advantage of contracted discounts from suppliers. Although not required, we currently pay McLane the next day for all of our purchases in order to take advantage of a prompt-payment discount. Most beverages sold by us are PepsiCo products and are sold and distributed by PepsiCo and PepsiCo franchisee bottlers or McLane, depending upon the type of product, under an exclusive contract with PepsiCo that expires in 2017.

Information Technology

Our restaurants have a point-of-sale, or “POS,” cash register system. The POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. It includes a back office system that provides support for inventory, payroll, accounts payable, cash management, and management reporting functions. The system also helps dispatch and monitor delivery activities in the store. The POS system is fully integrated with order entry systems in our call centers, as well as Pizza Hut’s online ordering site – www.PizzaHut.com. In certain restaurants, it includes a kitchen management system, which automatically displays recipes, preparation and cooking instructions for all food items.

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

Intellectual Property

The trade name “Pizza Hut®,” and all other trademarks, service marks, symbols, slogans, emblems, logos and design used in the Pizza Hut system are owned by PHI. The “WingStreet™” name is a trademark of WingStreet, LLC. All of the foregoing are of material importance to our business and are licensed to us under our franchise agreements for use with respect to the operation and promotion of our restaurants.

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

We are also subject to the Americans with Disabilities Act of 1990, or “ADA.” The ADA is a federal law which prohibits discrimination against people with disabilities in employment, transportation, public accommodation, communications and activities of government. In part, the ADA requires that public accommodations, or entities licensed to do business with the public, such as restaurants, are accessible to those with disabilities. We entered into a settlement agreement with the U.S. Department of Justice in March 2006, which is scheduled to expire in 2010, that requires us to take certain corrective actions with respect to restaurant facilities owned or leased by us as of March 2006.

Seasonality

The Company typically experiences lower net product sales and net income in the second and third quarters of the year. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Working Capital Practices

Our working capital was a deficit of $42.5 million as of December 30, 2008, which includes the benefit of $19.0 million for the current portion of assets held for sale due to the January 2009 sale of 42 units to PHI, largely offset by $17.1 million for the mandatory term loan pre-payment. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid; therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Employees

As of December 30, 2008, we had approximately 24,000 employees, of which over 90% were employed on an hourly basis. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.

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

A prolonged recession could materially adversely affect our business and results of operations.

The United States economy is currently in a recession. The ongoing effects of the housing crisis, decreased economic activity, rising unemployment and financial market weakness may cause current economic conditions to continue to worsen. Our results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in the communities in which our restaurants are located. The recession has negatively impacted consumer spending in most segments of the restaurant industry, including the segment in which we compete. If current market and economic conditions persist or deteriorate, we may continue to experience softness in consumer demand, which would adversely affect our business, results of operations and financial condition.

It is likely that many of our suppliers and other vendors have been adversely impacted by the economic downturn. The inability of suppliers and vendors to access financing, or the insolvency of suppliers or vendors, could lead to disruptions in our supplies. If we are forced to find alternative suppliers or vendors, that could be a distraction to us and adversely impact our business. In addition, we may be adversely affected if the landlords for our leased restaurant properties encounter financial difficulties as a result of the recession.

In addition, the current financial crisis has resulted in diminished liquidity and credit availability. We are highly leveraged and our existing substantial leverage coupled with current market conditions could adversely affect our ability to obtain additional debt financing on reasonable terms. Any inability to access debt financing in the future on reasonable terms could materially impact our ability to make acquisitions, refinance our existing indebtedness or materially expand our business.

Additional recessionary effects on the Company not known at this time could have a potential material adverse effect on our business and results of operations. There can be no assurance that economic conditions will improve in the near future or that the government’s plan to stimulate the economy will restore consumer confidence, increase the availability of credit, or result in lower unemployment.

We are subject to risks relating to our acquisition of 393 Pizza Hut units since September 1, 2008, including risks relating to the integration of the newly acquired units into our operations.

Since September 1, 2008, we have acquired 393 Pizza Hut units, including 294 units from PHI and 99 units from another Pizza Hut franchisee. During this same time period, we also sold 112 units to PHI as part of an asset sale and purchase agreement. Our acquisitions of the Pizza Hut units have inherent risks which may have an adverse effect on our business, financial condition, operating results or prospects, including, but not limited to:

•	given the number of acquired units and the number of different geographic areas in which they are located, we may have difficulty successfully integrating the acquired units in our operations;

•	management’s attention may be diverted from other business concerns as a result of the time and effort required to integrate the acquired units;

•

we have little or no direct prior experience in certain of the new markets, and these markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause the acquired units to be less successful than restaurants in our existing markets or to incur losses;

•	we may lose key personnel from the acquired units;

•	we incurred additional debt in connection with the acquisitions and there is a risk of assumption of unknown liabilities relating to the acquired units;

•	we may incur future impairment charges related to goodwill and other acquired intangible assets associated with the acquired units;

•	we may incur increased operating expenses and be unable to achieve expected cost savings and operating efficiencies;

•	we may have difficulty consolidating the corporate, information technology, accounting and administrative infrastructure and resources of the acquired units into our business; and

•	acquisitions involve risks of dispute and litigation with the sellers, the sellers’ landlords, vendors and other parties.

If we fail to successfully integrate the acquired units or fail to implement our strategies with respect to these acquisitions, our business, results of operations and financial condition may be adversely affected.

Counterparties to our revolving credit facility and interest rate swaps may not be able to fulfill their obligations due to disruptions in the global credit markets.

In borrowing amounts under our revolving credit facility, we are dependent upon the ability of participating financial institutions to honor draws on the facility. The disruptions in the global credit markets may impede the ability of financial institutions syndicated under our revolving credit facility to fulfill their commitments. Additionally, we have entered into interest rate swap agreements on certain portions of our floating rate debt. We are exposed to losses in the event of nonperformance by counterparties on these instruments.

We could incur substantial losses if one of the third party depository institutions we use in our operations would happen to fail or if the money market funds in which we hold cash were to incur losses.

As part of our business operations, we maintain cash balances at third party depository institutions and in money market funds. The balances held in the money market funds are not insured or guaranteed by the FDIC or any other governmental agency. The balances held in third party depository institutions, to the extent in interest bearing accounts, may exceed the FDIC insurance limits or, with respect to non-interest-bearing transaction deposit accounts, may be held in banks which have opted out of the FDIC’s Temporary Liquidity Guarantee Program. We could incur substantial losses if the underlying financial institutions fail or are otherwise unable to return our deposits or if the money market funds in which we hold cash were to incur losses.

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

We are subject to changes in economic, market and other conditions.

The highly competitive QSR segment can be materially affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends and consumer disposable income;

•	changes in consumer tastes;

•	consumer concerns about health and nutrition;

•	consumer concerns about food safety and general restaurant sanitation;

•	increases in the number of, and particular locations of, competing restaurants;

•	changes in traffic patterns;

•	increases in fuel prices;

•	inflation;

•	increases in utility costs;

•	the effectiveness of the hedging program for cheese prices and long-term supply contracts directed by the UFPC;

•	increases in the cost of ingredients, such as cheese, meat, dough and packaging;

•	increased labor costs, including healthcare and minimum wage requirements;

•	the availability of experienced management and hourly-paid employees;

•	the impact of inclement weather, natural disasters and other calamities; and,

•	the effects of war or terrorist activities and any governmental responses thereto.

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

The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $3.2 million in 2008, without giving effect to the UFPC directed hedging programs. In addition, our participation in the food hedging programs directed by the UPFC may hedge less than half of our cheese prices and therefore may not adequately protect us from price fluctuations.

Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. Legislation was passed to increase certain states’ minimum wage rates. Further, in May 2007, the United States Congress passed a bill, which was signed into law, to increase the federal minimum wage rate per hour as follows: from $5.15 to $5.85 effective July 24, 2007; $6.55 effective July 24, 2008 and $7.25 effective July 24, 2009. The federal tipped wage rate remained unchanged at $2.13 per hour. To the extent that we are not able to raise our prices or increase our productivity to compensate for increases in food, labor, fuel or other costs, this could have a material adverse effect on our operating results.

Additionally, potential changes in federal labor laws, including the possible enactment of the Employee Free Choice Act (“EFCA”), could result in portions of our workforce being subjected to greater organized labor influence. The EFCA, also referred to as the “card check” bill, if passed in its current form could significantly change the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. Although we do not currently have union employees, the EFCA could impose more requirements and union activity on our business, thereby potentially increasing our costs, and could have a material adverse effect on our business, results of operations and financial condition.

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

A significant portion of our sales is derived from products, including pizza, which can contain high levels of fat, carbohydrates, and sodium and may be considered harmful to the health of consumers. Beginning in April 2008, we began offering the Tuscani Pasta menu layer which is a rapidly growing portion of our sales mix. Beginning in January 2009, we changed our product ingredients to remove all artificial preservatives, colors and flavors. The new ingredients include all natural pepperoni with no artificial preservatives or nitrates; all natural Italian sausage with no artificial colors, flavors or preservatives; 100% real beef with no fillers; and all natural sauce from vine-ripened tomatoes with no high fructose corn syrup. The foodservice industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid pizza and other products we offer in favor of alternative or healthier foods, despite our recent changes to our product mix and product ingredients, demand for our products may be reduced and our business would be harmed. If PHI does not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results will suffer. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do.

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

If Yum! Brands Inc. were to reallocate resources away from the Pizza Hut brand in favor of its other brands, the Pizza Hut brand could be harmed, which would have a material adverse effect on our operating results. These strategic decisions and PHI’s future strategic decisions may not be in our best interests and may conflict with our strategic plans. PHI is responsible for creating, marketing and timing new product introductions and PHI as the franchisor has final say in the decision-making process regarding Pizza Hut products. As a result, PHI’s strategic decisions may materially harm our operating results and prospects.

Failure to successfully implement our growth strategy could harm our business.

We may continue to grow our business by opening and selectively acquiring Pizza Hut restaurants. We may not be able to achieve our growth objectives and these new restaurants may not be profitable. The opening and success of restaurants we may open or acquire in the future depends on various factors, including:

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

Some restaurants constructed or acquired in the future may be located in areas where we have little or no meaningful operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets or to incur losses. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our operating results.

Local conditions, events, and natural disasters could adversely affect our business.

Certain of the regions in which our units are located have been, and may in the future be, subject to adverse local conditions, events or natural disasters, such as earthquakes and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our stores or call centers, which could adversely affect our business, financial condition and operations. We currently maintain property and business interruption insurance through our aggregate property policy for each of our stores. However, in the event of a significant natural disaster or other cataclysmic occurrence, our coverage may not be sufficient to offset all property damages and lost sales. In addition, upon the expiration of our current policies, adequate coverage may not be available at economically justifiable rates, if at all.

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

Significant amounts of our restaurants are located in the Midwest, South and Southeast and in non-metro and mid-metro areas. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather patterns, real estate market conditions or other factors unique to those geographic regions may adversely affect us more than some of our competitors that are located in other regions or in more urban areas.

We are subject to all of the risks associated with owning and leasing real estate.

As of December 30, 2008, we owned the land and/or the building for 31 restaurants and leased the land and/or building for 1,067 restaurants. Accordingly, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, as well as liability for environmental contamination.

The majority of our existing lease terms end within the next two to seven years. We expect to renew virtually all of these leases by exercising lease extension options. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on our business and results of operations. In addition, as each of our leases expires, we may be subject to increased rental costs or may fail to negotiate renewals, either on commercially acceptable terms or at all. If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.

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

Beginning with the year ended December 25, 2007 and thereafter, we were required to comply with Section 404 of the Sarbanes-Oxley Act, and for fiscal 2009 we will have to obtain an annual attestation from our independent registered public accounting firm regarding our internal control over financial reporting. Failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements. If we fail to remedy any material weakness, our financial statements may be inaccurate and we may face restricted access to the capital markets.

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

We are highly leveraged. As of December 30, 2008, our total funded indebtedness was $453.8 million. We had an additional $50.3 million available at that date for borrowing under the revolving credit facility of our senior secured credit facility. The following table shows our level of indebtedness and certain other information as of December 30, 2008:

As of December 30, 2008
(in millions, except percentages)
Floating rate debt(1)	$63.8
Fixed rate debt	390.0

Total debt	453.8
Shareholders’ equity	147.4

Total capitalization	$601.2

Ratio of total debt to total capitalization	75.5%

(1)      The floating rate debt included in the table above is reduced by $215.0 million, which is the total notational amount of the floating-to-fixed rate interest rate swaps at December 30, 2008, and is included in fixed rate debt. This subsequently amortized to $180.0 million on December 31, 2008 based on the swap’s amortization schedule, thereby increasing floating rate debt by $35.0 million to $98.8 million.

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

In addition, we have substantial obligations under our operating leases relating to a substantial portion of our retail facilities as well as our regional offices. For fiscal 2008, our minimum required operating lease payments were approximately $36.2 million.

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

In addition, under our senior secured credit facility, we are required to satisfy and maintain specified amortizing financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet those ratios and tests. A breach of any of these covenants could result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility.

Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require further utilization of the remaining additional term loan borrowing capacity under our credit facility as well as other sources of debt or additional equity capital. Recent changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our current credit facility, if at all. If the Company were to access additional debt financing beyond our revolving credit facility to sustain our capital resource growth, it is anticipated that any such additional financing may be at higher costs than the Company’s currently outstanding borrowings under its existing credit facility. In addition any utilization of the remaining additional term loan borrowing capacity under our existing credit facility may result in a reset of the interest rate on our existing term loan borrowings, which may increase our borrowing costs based on current market conditions.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth certain information regarding restaurants operated by the Company as of December 30, 2008. The table also reflects unit acquisition and disposal activity subsequent to year end but prior to the filing date of this Form10-K.

	Units in Operation Dec. 30, 2008	Units Sold Jan. 19, 2009	Units Acquired Jan. 19, 2008	Units Acquired Feb. 16, 2009		Current Units in Operation
Alabama	102					102
Arkansas	64	(5)				59
Colorado	—		55			55
Delaware	10					10
Florida	136					136
Georgia	85					85
Idaho	34					34
Illinois	30			23		53
Indiana	14	(10)				4
Iowa	60					60
Kansas	33					33
Kentucky	28	(5)				23
Louisiana	31	(16)				15
Maryland	2					2
Minnesota	6					6
Mississippi	71					71
Missouri	57			27	(1)	84
North Carolina	40					40
North Dakota	14					14
Oklahoma	25	(2)				23
Oregon	26					26
South Carolina	5					5
South Dakota	21					21
Tennessee	90					90
Texas	20	(4)				16
Virginia	89					89
Washington	4					4
West Virginia	1					1

	1,098	(42)	55	50		1,161

(1)	Includes the purchase of operations for one unit which operated under a management agreement.

As of December 30, 2008, we leased approximately 97% of our restaurant properties, as indicated below. The majority of our existing lease terms end within the next two to seven years. We expect to renew virtually all of these leases, by exercising lease extension options, which exist in a majority of our leases, for a period of generally one to five years. All leased properties are owned by unaffiliated entities. Our 2008 base rent for continuing operations was approximately $34.5 million and contingent rents were approximately $1.7 million.

Restaurants in Operation as of December 30, 2008
	Own	Lease	Total
Red Roof	18	170	188
RBD	8	488	496
Delco and other	4	368	372

Continuing operations	30	1,026	1,056
Units held for sale	1	41	42

	31	1,067	1,098

The Company operated 1,098 restaurants (including 42 units held for sale) as of December 30, 2008, which were located in buildings either owned or leased by us. The distinctive Pizza Hut red roof is the identifying feature of Pizza Hut restaurants throughout the world. Pizza Hut restaurants historically have been built according to identification specifications established by PHI relating to exterior style and interior décor. Variations from such specifications is permitted only upon request and if required by local regulations or to take advantage of specific opportunities in a market area. Property sites range from 10,000 to 80,000 square feet. Typically, Red Roof and RBD units range from 1,800 to 5,600 square feet, including a kitchen area, and have seating capacity for 70 to 125 persons. Delco units range from 800 to 3,000 square feet.

We own our restaurant service center office in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. We also own our 12,000 square foot principal executive office building in Overland Park, Kansas. We currently lease from third parties office space for our six regional offices and four call centers.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in litigation which is incidental to the business.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during fiscal year 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any class of common equity of the Company. There is one holder of record of the outstanding shares of common stock of the Company. The Company did not pay any dividends on the common stock in fiscal year 2007 or 2008. The Company’s debt facilities include limitations on the Company’s ability to pay cash dividends on the common stock.

The Company did not issue or sell any equity securities during fiscal 2008 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes to the financial statements of NPC, which can be found in Item 8. Due to the impact of the changes resulting from the purchase accounting adjustments described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—New Basis of Accounting” below, the statement of operations data presentation separates our results into two periods: (1) the period ending with May 2, 2006, the day preceding the consummation of the 2006 Transactions (“Predecessor”) and (2) the period beginning on May 3, 2006 utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. Similarly, the current and prior period amounts presented under restaurant operating data and consolidated balance sheet data are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented. All amounts are in thousands, except restaurant operating data, and all periods have been adjusted to reflect the effect of discontinued operations (See Note 3 to the Consolidated Financial Statements).

				Predecessor
	53 Weeks ended Dec. 30, 2008(1)	52 Weeks ended Dec. 25, 2007	34 Weeks ended Dec. 26, 2006	18 Weeks ended May 2, 2006		52 Weeks ended Dec. 27, 2005		52 Weeks ended Dec. 28, 2004
Consolidated Statements of (Loss) Income:
Sales:
Net product sales	$666,829	$594,634	$342,160	$189,093		$527,162		$513,286
Fees and other income	22,860	16,620	9,651	5,405		13,981		12,212

Total sales	689,689	611,254	351,811	194,498		541,143		525,498
Costs and expenses:
Cost of sales	188,703	160,862	90,339	48,129		141,494		140,815
Direct labor	189,002	168,445	97,289	51,968		146,230		144,216
Other restaurant operating expenses	216,465	194,017	115,815	58,243		164,805		159,234
General and administrative expenses	40,991	37,131	23,528	23,841		31,200		30,519
Corporate depreciation and amortization of intangibles	9,753	9,279	6,135	2,007		6,086		6,804
Net facility impairment charges	631	669	220	100		1,320		655
Net loss (gain) on disposition of assets	142	(685)	(615)	(207)		(4,157)		(922)

Total costs and expenses	645,687	569,718	332,711	184,081		486,978		481,321

Operating income	44,002	41,536	19,100	10,417		54,165		44,177
Other income (expense):
Interest expense	(33,843)	(38,015)	(25,306)	(3,744)		(14,630)		(15,322)
Loss on early termination of debt	—	—	—	(11,306)		—		(1,980)
Miscellaneous	(7)	3	85	(690)		(577)		(342)

Income (loss) before income taxes	10,152	3,524	(6,121)	(5,323)		38,958		26,533
Income tax expense (benefit)(2)	2,628	(360)	(2,956)	—		—		—

Income (loss) from continuing operations	7,524	3,884	(3,165)	(5,323)		38,958		26,533
(Loss) income from discontinued operations, net of taxes	(25,578)	3,886	2,042	3,706		8,330		7,583

Net (loss) income	$(18,054)	$7,770	$(1,123)	$(1,617)		$47,288		$34,116

Restaurant Operating Data:
Number of restaurants (at period end)	1,056	777	726	704		702		706
Same store net product sales index	2.0%	3.5%	(3)	(3)		3.2	%(4)	6.6	%(4)
Working capital(4)	$(42,532)	$(40,844)	$(31,464)	$(172,038	)(5)	$(48,563)		$(46,221)

Consolidated Balance Sheet Data:
Total assets(4)	$839,515	$829,959	$805,702	$406,420		$411,201		$408,369
Total debt (including current portion)(4)	$453,804	$430,500	$431,700	$136,346		$130,185		$156,150

(1)

The fiscal year ended December 30, 2008 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate the additional, or 53rd week, added approximately $14.5 million of net product sales in 2008.

(2)

We elected to adopt subchapter S filing status effective January 1, 2003, at which time we became a “flow-through” entity for federal income tax purposes. In connection with the 2006 Transactions, we converted to a C Corporation filing status and have become subject to state and federal income taxes.

(3)	Comparable store sales for the 52 weeks ended December 26, 2006 were 0.0% and were not impacted by the purchase accounting adjustments.
(4)	Amounts were not adjusted for discontinued operations.
(5)	Working capital at May 2, 2006 included $127,346 of current portion of long-term debt due to the 2006 Transactions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than current or historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the risk factors described in Item 1A, Risk Factors-, and the following:

•	competitive conditions;

•	general economic and market conditions, including the recent worsening of conditions in the credit markets and in general economic conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in food, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the risks associated with the expansion of our business, including risks relating to the integration of the substantial number of Pizza Hut units recently acquired by us;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

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

Introduction

As you read this section, please refer to our Consolidated Financial Statements and accompanying notes found in Item 8. Our Consolidated Statements of (Loss) Income show our operating results for the fiscal year ending December 30, 2008, December 25,

2007 and the period May 3, 2006 through December 26, 2006 and December 28, 2005 through May 2, 2006. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of (Loss) Income. We also suggest you read Item 1A, “Risk Factors” which will help your understanding of our financial condition, liquidity and operations.

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2008 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of December 30, 2008 we operated 1,098 Pizza Hut units (including 42 units held for sale) in 27 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2008, our operations represented approximately 18% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Basis of Presentation and Consolidation. Our financial condition and results of operations includes us and our wholly owned subsidiaries, as well as the accounts of Hawk-Eye Pizza, LLC, which for the periods presented was 25% owned by us and 75% owned by certain members of senior management, until May 3, 2006, when we acquired the 75% interest not formerly owned by us in conjunction with the 2006 Transactions. The accounts of Oread Capital Partners, LLC, an entity owned by certain members of senior management that held the 75% interest in Hawk-Eye Pizza, LLC, are also reflected in our consolidated financial statements during the periods presented through May 2, 2006, as we were deemed to have variable interest and were deemed the primary beneficiary.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal 2008 contained 53 weeks. Fiscal years 2007 and 2006 each contained 52 weeks.

New Basis of Accounting. As a result of the 2006 Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. The primary impact to the post-Transactions income statement as a result of the application of purchase accounting included an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The 2006 Transactions resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods.

Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period ending May 2, 2006, the day prior to the date of consummation of the 2006 Transactions (“Predecessor”), and (2) the period beginning May 3, 2006 and after utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

Acquisitions and Dispositions. Between September 2008 and February 2009 we acquired 294 Pizza Hut units from Pizza Hut, Inc. (“PHI”) for approximately $87.9 million and 99 units for $36.1 million from another Pizza Hut franchisee. During this same time period, we also sold 112 units to PHI for approximately $37.8 million as part of an asset sale and purchase agreement. These acquisitions were funded through our revolving credit facility, the issuance of a $40.0 million term loan, proceeds from sale of units to PHI and cash on hand.

As a result of the sale of units in 2008 and the sale of units in 2009, which were classified as held for sale at December 30, 2008, our consolidated statements of income for all years presented have been adjusted to remove the operations of the 2008 and 2009 sold units which were reclassified as discontinued operations. Also included in discontinued operations for the fiscal year ended December 30, 2008 was the loss on the sale of those units. The amounts presented throughout, except where otherwise indicated, relate to continuing operations only.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. In fiscal 2008, pizza sales accounted for approximately 79% of net product sales. Beginning in April 2008, we began offering the Tuscani Pasta menu layer which is a rapidly growing portion of our sales mix. Sales of alcoholic beverages are less than 1% of our net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for stores under our operation for at least 12 months.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers, vending receipts and other fee income and are not included in our comparable store sales metric.

Store Openings and Closures. Store openings, acquisitions, divestitures, relocations and closures affect period-over-period comparisons. In addition to growth through new store openings and acquisitions, stores that do not meet our operating performance or image criteria are either rebuilt, relocated or closed without replacement. The table below shows the number of stores operated during the 53 weeks ended December 30, 2008. At December 30, 2008, 385 stores included the WingStreet™ product line compared to 47 units offering WingStreet™ at December 25, 2007:

53 Weeks Ended December 30, 2008
Beginning of period	888
Developed(1)	16
Acquired(2)	288
Sold	(70)
Held for sale	(42)
Closed(1)(2)	(24)

End of period	1,056

Equivalent Units	806

(1)      Seven units were relocated or rebuilt and are included in both the developed and closed totals above.

(2)      Includes seven units acquired in the Virginia acquisition that were closed immediately upon purchase.

Comparable Store Sales/Sales Growth. The primary driver of sales growth in fiscal 2008 was a 7.2% increase in equivalent units largely due to a net of 211 operating units acquired (units in operation acquired, less units sold during 2008) and increased comparable store sales.

The following table summarizes the quarterly comparable store sales results in fiscal 2008 and 2007 for stores in continuing operations:

2008	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year-to-Date
Comparable store sales growth (decline)	0.4%	7.2%	4.5%	(3.4)%	2.0%

2007	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year-to-Date
Comparable store sales growth	0.9%	3.9%	5.2%	4.1%	3.5%

Seasonality. Our business is seasonal in nature with lower net product sales and operating income in the second and third fiscal quarters. Sales are largely driven by product innovation, advertising and promotional activities and can be adversely impacted by holidays and economic times that generally negatively impact consumer discretionary spending, such as the back to school season. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Our Costs

Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our cost of sales primarily have been comprised of the following: cheese: 30-35%; dough: 16-19%; meat: 13-17%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal year 2009 through a combination of derivatives taken under the direction of the UFPC.

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

Other restaurant operating expenses. Other restaurant operating expenses include all other costs directly associated with operating a restaurant facility, which primarily represents royalties, advertising, rent and depreciation (facilities and equipment), utilities, delivery expenses, supplies, repairs, insurance, and other restaurant related costs.

Included within other restaurant operating expenses are royalties paid to PHI, which will be impacted in the future as follows. For delivery units currently operating under the Company’s existing franchise agreements and currently paying a 4.0% royalty rate, the franchise agreements provide for future increases in the royalty rates to be paid. The first such increase will occur in certain delivery units effective January 1, 2010, when royalty rates are scheduled to increase by 0.5% of sales to 4.5% or approximately $0.9 million of additional royalty expense. Effective January 1, 2020, royalty rates for these delivery units are scheduled to increase to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.

Our blended average royalty rate for fiscal 2008 was 4.4% of total sales and our estimated rate for fiscal 2009 is 4.7% of total sales.

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

General Economic Conditions and Consumer Spending

Declining home values and sales, the negative impact of changes in the subprime mortgage and credit markets, declining stock prices, higher unemployment rates and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in most segments of the restaurant industry, including the segment in which we compete.

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

Commodity Prices

Commodity prices of packaging products and ingredients such as cheese, dough, and meat, can vary. The prices of these commodities can change throughout the year due to changes in supply and demand. We experienced significant inflation in the block cheddar cheese market during fiscal 2008. The block cheese price for fiscal 2008 averaged $1.86 per pound, an increase of $0.11 or 6% versus the historically high average price for fiscal year 2007. The average costs of meat and packaging increased during fiscal 2008 by 10% and 7%, respectively, as compared to the prior year. Additionally, the cost of dough increased 24% as compared to the prior year.

Anticipated commodity price declines in 2009 are expected to be partially offset by higher ingredient costs associated with the 2009 product ingredient reformulation and higher costs for new packaging.

Labor Costs

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Recently, there has been legislation passed to increase certain states’ minimum wage rates. This has resulted in incremental direct labor expense which we have attempted to mitigate through pricing initiatives, productivity improvement in our restaurants, better overall wage management tactics and other auxiliary cost reduction strategies. Further, in May 2007, the United States Congress passed a bill, which was signed into law, to increase the federal minimum wage rate per hour as follows: from $5.15 to $5.85 effective July 24, 2007; $6.55 effective July 24, 2008 and $7.25 effective July 24, 2009. The federal tipped wage rate remained unchanged at $2.13 per hour. The expected impact on our direct labor costs for these changes is described below under “Inflation and Deflation.” We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset any or all of this increase through auxiliary cost savings, productivity improvements in our restaurants and to a lesser extent pricing.

Additionally, potential changes in federal labor laws, including the possible enactment of the Employee Free Choice Act (“EFCA”), could result in portions of our workforce being subjected to greater organized labor influence. The EFCA, also referred to as the “card check” bill, if passed in its current form could significantly change the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. Although we do not currently have union employees, the EFCA could impose more requirements and union activity on our business, thereby potentially increasing our costs, and could have a material adverse effect on our business, results of operations and financial condition.

Inflation and Deflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We are not always able to offset higher costs with price increases. In our comparable units (excluding discontinued operations), the aforementioned state minimum wage rates increased our direct labor expense by approximately $1.0 million during fiscal 2008 and we anticipate it will increase direct labor expense by approximately an additional $0.7 million in fiscal 2009. Further, the impact to our direct labor costs for the federal minimum wage increases effective July 24, 2007 and July 24, 2008 were approximately $2.0 million during fiscal 2008. We project the federal minimum wage increase will result in an increase of our direct labor expense of approximately $4.3 million in fiscal 2009. We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset all of this increase through pricing initiatives, auxiliary cost savings and productivity improvements in our restaurants.

If the economy experiences deflation, which is a persistent decline in the general price level of goods and services, we may suffer a decline in revenues as a result of the falling prices. In that event, given our fixed costs and minimum wage requirements, it is unlikely that we would be able to reduce our costs at the same pace as any declines in revenues. Consequently, a period of prolonged or significant deflation would likely have a material adverse effect on our business, results of operations and financial condition.

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

Long-lived assets. The Company reviews long-lived assets related to each restaurant annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company evaluates restaurant units using a “two year history of cash flow losses” as the primary indicator of potential impairment. Based on the best information available, an impaired restaurant is written down to its estimated fair market value, which becomes its new cost basis. Estimated fair market value is determined by discounting estimated future cash flows including the estimated net realizable value of the property, if any. Additionally, when a commitment is made to close a unit beyond the quarter in which the closure commitment is made, it is reviewed for impairment and depreciable lives are adjusted. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Intangible assets Franchise rights and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Each reporting period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If we were to determine that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. As of December 30, 2008 we had $413.8 million in intangible assets (see Note 5 – Goodwill and Other Intangible Assets) of which $407.9 million was franchise rights.

Annually, in our fourth quarter, or if an indicator of impairment exists, the results of the designated marketing area (DMA) that supports the franchise rights are reviewed to determine whether the carrying amount of the asset is recoverable based on an undiscounted cash flow method. The underlying estimates of cash flows include estimates of future revenues, gross margin rates and expenses and are based upon the DMA’s past and expected future performance. The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future cash flows. A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of the business, which could have a material impact on our results of operations and financial condition. We completed our annual impairment testing of franchise rights during the fourth quarter of 2008, after the sale of units in December 2008, and determined that no impairment existed.

Accounting for Goodwill. The Company has one operating segment and reporting unit for purposes of evaluating goodwill for impairment. Goodwill was $188.5 million and $191.9 million as of December 31, 2008 and 2007, respectively.

Goodwill originated with the acquisition of the Company by a new controlling shareholder in May 2006. Additional goodwill was recorded in connection with multiple acquisitions of Pizza Hut units since 2006.

We evaluate goodwill for impairment annually and at any other date when events or changes in circumstances indicate that potential impairment is more likely than not in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the carrying value exceeds fair value, goodwill is considered potentially impaired and we must complete the second step of the goodwill impairment test. Under step two, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment loss would be recognized in an amount equal to the excess. The implied fair value of goodwill is calculated in the same manner that the amount of goodwill that is recognized in a business combination. This process involves allocating fair value to all assets and liabilities (both recognized and unrecognized), as prescribed by FAS 141 guidance on performing a purchase price allocation. The difference between the fair value and the sum of the amounts that are assigned to recognized and unrecognized assets and liabilities is the implied value of goodwill.

Three calculation methodologies are considered when determining fair value of the reporting unit: the asset approach, the market approach and the income approach. The asset approach was not used as we have significant intangible value that is dependent on our cash flow. The market approach was not used due to deficiencies in the quality and quantity of comparable company data. The income approach explicitly recognizes that the current value of an investment or asset is premised upon the expected receipt of future economic benefits. When applied to a business ownership interest, a value indication is developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of the funds, the expected rate of inflation, and the risk associated with the particular investment. The discount rate selected is generally based on the rates of return available from alternative investments of similar type and quality as of the valuation date. The discounted cash flow method provides an indication of value by discounting future net cash flows available for distribution to their present worth at a rate that reflects both the current requirement of the market and the risk inherent in the specific investment. The income approach was used to determine our fair value.

Management judgment is a significant factor in determining whether an indicator of impairment has occurred. Management relies on estimates in determining the fair value of each reporting unit, which include the following critical quantitative factors:

Anticipated future cash flows and terminal value for each reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. We are not expecting actual results to vary significantly from estimates.

Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in the quick service restaurant industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate could change.

We completed our annual impairment testing during the second quarter of 2008 and determined that goodwill was not impaired. Given uncertainty surrounding the U.S. economy and the sale of stores that occurred during our fourth quarter we also completed an interim impairment testing during the fourth quarter of 2008 and determined that goodwill was not impaired. A key assumption on our fair value estimate using the income approach is the discount rate. We selected a weighted average cost of capital of 10.7% for our fourth quarter test. We noted that an increase in the weighted average cost of capital of approximately 50 basis points would result in a change in fair value of approximately $45.0 million. A change in fair value of this amount would have resulted in a fair value that would have still been in excess of carrying value.

Business Combinations. In accordance with accounting for business combinations under SFAS No. 141 “Business Combinations,” we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

We use all available information to estimate fair values including the fair value determination of identifiable intangible assets such as franchise rights, and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date when information that is known to be available or obtainable is obtained.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

Self-insurance accruals. We operate with a significant self-insured retention of expected losses under our workers’ compensation, employee medical, general liability, auto, and non-owned auto programs. We purchase third party coverage for losses in excess of the normal expected levels. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and unreported, subject to the Company’s retentions. Provisions for losses expected under the workers’ compensation, general liability and auto programs are recorded based upon estimates of the aggregate liability for claims incurred utilizing independent actuarial calculations based on historical results. However, if actual settlements under our insurance program are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities estimates would have affected net earnings by approximately $1.9 million for the fiscal year ended December 30, 2008.

Accounting for Derivatives. The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and SFAS No. 157, “Fair Value Measurements.” The calculation of the fair value of the interest rate related derivative instruments is based on estimates of future interest rates and consideration of risk of nonperformance, which may change based on economic or other factors. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item.

Recently Issued Accounting Statements and Pronouncements

See Note 1 to the Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Results of Operations-Adjusted for Discontinued Operations

As a result of the purchase accounting adjustments described in “New Basis of Accounting” above, the successor periods ended December 30, 2008, December 25, 2007 and December 26, 2006 and the predecessor period ended May 2, 2006 presented in the following tables may not be comparable. The table below presents selected restaurant operating results as a percentage of net product sales for the 53 weeks ended December 30, 2008, the 52 weeks ended December 25, 2007 and the 34- and 18-week periods ended December 26 and May 2, 2006, respectively:

				Predecessor
	53 Weeks Ending Dec. 30, 2008	52 Weeks Ended Dec. 25, 2007	34 Weeks Ended Dec. 26, 2006	18 Weeks Ended May 2, 2006
Net product sales	100.0%	100.0%	100.0%	100.0%
Direct restaurant costs and expenses
Cost of sales	28.3%	27.1%	26.4%	25.5%
Cost of labor	28.3%	28.3%	28.4%	27.5%
Other restaurant operating expenses	32.5%	32.6%	33.8%	30.8%

Fiscal 2008 Compared to Fiscal 2007-Adjusted for Discontinued Operations

Net Product Sales. Net product sales for the 53 weeks ended December 30, 2008 compared to the 52 weeks ended December 25, 2007 were $666.8 million and $594.6 million, respectively, an increase of $72.2 million or 12.1% resulting largely from a 7.2% increase in equivalent units due to acquisitions and development and an increase in comparable store sales of 2.0%, while rolling over last year’s comparable store sales increase of 3.5%. Fiscal 2008 included 53 weeks of operations as compared with 52 weeks for fiscal 2007. We estimate the additional, or 53rd week, added approximately $14.5 million of net product sales in 2008.

Fees and Other Income. Fees and other income were $22.9 million for the 53 weeks ended December 30, 2008, compared to $16.6 million for the 52 weeks ended December 25, 2007, for an increase of 37.5%. The increase was primarily due to customer delivery charge increases effective July 2008, in conjunction with the federal minimum wage increase, which were preceded by modest increases in most markets during the second quarter of fiscal 2008, and increased equivalent units.

Cost of Sales. Cost of sales was $188.7 million for the 53 weeks ended December 30, 2008, compared to $160.9 million for the 52 weeks ended December 25, 2007, for an increase of $27.8 million or 17.3%. Cost of sales increased 1.2%, as a percentage of net product sales, to 28.3%, compared to 27.1% in the prior year. The increase was primarily due to increases in the following commodity costs: 8% for cheese costs (net of UFPC hedging benefits), 24% for dough, 10% for meat, 7% for packaging and 59% for vegetable oil. The impact of these overall increases was partially offset by pricing initiatives.

Direct Labor. Direct labor costs were $189.0 million for the 53 weeks ended December 30, 2008, compared to $168.4 million for the 52 weeks ended December 25, 2007, an increase of $20.6 million or 12.2%. Direct labor costs as a percentage of net product sales were 28.3% for both fiscal 2008 and fiscal 2007. The positive impact of sales leverage achieved on fixed labor costs and effective labor management strategies offset higher wage rates caused largely by federal and certain state minimum wage increases and higher workers’ compensation expense.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 53 weeks ended December 30, 2008 were $216.5 million compared to $194.0 million for the 52 weeks ended December 25, 2007, an increase of $22.5 million or 11.6%. Other restaurant operating expenses decreased 0.1% as a percent of net product sales, to 32.5% for fiscal 2008 compared to 32.6% for the prior year. The decrease of expenses as a percentage of net product sales compared to the prior year was primarily due to lower depreciation expense associated with short-lived assets becoming fully depreciated during the second quarter of 2007 without replacement, and lower delivery driver reimbursement expenses related to changes in our delivery driver reimbursement program in the second quarter of 2007. Depreciation expense for store operations was $24.8 million or 3.7% of net product sales for fiscal 2008 compared to $25.4 million or 4.3% of net product sales for fiscal 2007. These decreases were mostly offset by increased utilities and increased delivery driver insurance costs due to adverse claims development and activity.

General and Administrative Expenses. General and administrative expenses for the 53 weeks ended December 30, 2008 were $41.0 million compared to $37.1 million in the prior year. General and administrative expenses increased approximately $3.9 million compared to the prior year primarily due to increased credit card fees attributable to increased transaction volume, increased salaries expense and higher field personnel and recruiting expenses. The extra week in fiscal 2008 also contributed to the year-over-year increase.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the 53 weeks ended December 30, 2008 were $9.8 million compared to $9.3 million for the prior year. The increase over the prior year is largely due to increased pre-opening expenses related to the addition of the WingStreet™ product line at 153 units in 2008.

Net Facility Impairment Charges. We recorded charges of $0.6 million for 16 properties during the 53 weeks ended December 30, 2008 and $0.7 million for 23 properties during the 52 weeks ended December 25, 2007.

Loss (Gain) on Disposition of Assets. Loss on asset dispositions was $0.1 million for the 53 weeks ended December 30, 2008 compared to a gain of $0.7 million for the 52 weeks ended December 25, 2007.

Interest Expense. Interest expense was $33.8 million for the 53 weeks ended December 30, 2008 compared to $38.0 million for the prior year, a decrease of $4.2 million despite the extra week in fiscal 2008, primarily due to lower interest rates and lower average debt levels as compared to the prior year. Lower interest rates decreased our cash borrowing rate by 0.9% to 7.4% during fiscal 2008 compared to fiscal 2007 and our average outstanding debt balance decreased $5.4 million to $427.3 million in 2008 as compared to the prior year. Interest expense included $1.8 million and $2.2 million for amortization of deferred debt issuance costs for fiscal 2008 and fiscal 2007, respectively.

Income Taxes. For the 53 weeks ended December 30, 2008, we recorded income tax expense on continuing operations of $2.6 million which resulted in an effective income tax rate of 25.9% compared to an effective tax rate of (10.2)% or $0.4 million benefit for the 52 weeks ended December 25, 2007. The rate increase as compared to the prior year is primarily attributable to higher income before taxes in relation to the impact of high tax credits.

Income from Continuing Operations, net of taxes. Income from continuing operations for the 53 weeks ended December 30, 2008 was $7.5 million, compared to $3.9 million for the 52 weeks ended December 25, 2007. The increase was primarily due to the benefit of a 12.1% increase in net product sales, increased customer delivery charge income, reduced depreciation and amortization expense and lower interest expense which were partially offset by increases in commodity costs, general and administrative expenses and income tax expense.

(Loss) Income from Discontinued Operations, net of taxes. Loss from discontinued operations was $25.6 million in fiscal 2008 compared to income in fiscal 2007 of $3.9 million. In December 2008, we completed the sale of 70 units to PHI for $18.8 million in cash. As a result of this sale, we recognized a pre-tax loss included in discontinued operations of $27.4 million in 2008. Also, in December 2008, we entered into an agreement to sell 42 units to PHI for $19.0 million in cash. The sale of these units was completed in January 2009. These units were classified as held for sale at December 30, 2008 and we recorded a $17.2 million pre-tax loss to reduce the carrying amount of these units to fair value. The total after-tax loss on the sale of these units was $30.3 million and was included in discontinued operations. Net income related to these units was $4.7 million for fiscal 2008 and $3.9 million for fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006-Adjusted for Discontinued Operations

Net Product Sales. Net product sales for the 52 weeks ended December 25, 2007 compared to the 52 weeks ended December 26, 2006 were $594.6 million and $531.3 million, respectively, an increase of $63.3 million, or 11.9%, resulting largely from an 7.2% increase in equivalent units due to acquisitions and development, with comparable store sales increasing 3.5%.

Fees and Other Income. Fees and other income were $16.6 million for the 52 weeks ended December 25, 2007, compared to $15.1 million for the 52 weeks ended December 26, 2006, for an increase of $1.5 million or 10.4%. The increase is primarily due to higher delivery fees attributable to increased equivalent units and increased delivery transactions in comparable stores.

Cost of Sales. Cost of sales was $160.9 million for the 52 weeks ended December 25, 2007, compared to $138.5 million for the 52 weeks ended December 26, 2006, for an increase of $22.4 million or 16.2%. Cost of sales increased 1.0%, as a percentage of net product sales, to 27.1%, compared to 26.1% in the prior year. This increase is primarily due to a 12% increase in cheese costs (net of UFPC hedging benefits), a 10% increase in dough costs, a 5% increase in packaging costs, and a 1% increase in meat costs compared to last year. These increases were partially offset by pricing initiatives.

Direct Labor. Direct labor costs for the 52 weeks ended December 25, 2007 as compared to December 26, 2006, were $168.4 million and $149.3 million, respectively, an increase of $19.1 million, or 12.9%. Direct labor costs increased 0.2%, as a percentage of net product sales, to 28.3% compared to 28.1% in the prior year primarily due to higher wage rates caused largely by certain state and federal minimum wage increases and higher workers’ compensation expense, which were partially offset by the leveraging impact of higher sales on fixed labor costs due to the benefit of increased comparable store sales.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 52 weeks ended December 25, 2007 were $194.0 million compared to $115.8 million and $58.2 million for the successor and predecessor periods ended December 26 and May 2, 2006, respectively. Other restaurant operating expenses were 32.6% of net product sales for the 52 weeks ended December 25, 2007 compared to 33.8% and 30.8% of net product sales for the prior year successor and predecessor periods, respectively. The decrease of expenses as a percentage of net product sales compared to the 34 weeks ended December 26, 2006 is primarily due to lower depreciation expense associated with fewer fee-owned properties related to the 89 property sale-leaseback transaction in late third and fourth quarter of 2006 and short-lived assets becoming fully depreciated during the second quarter of 2007, without replacement. Depreciation expense for store operations was $25.4 million or 4.3% of net product sales for fiscal 2007 compared to $26.4 million or 5.0% of net product sales in fiscal 2006 ($19.3 million or 5.6% of net product sales-successor and $7.1 million or 3.7% of net product sales-predecessor). Additionally, lower delivery driver expenses related to changes in our delivery driver reimbursement program were partially offset by increased rent due to the aforementioned 2006 sale-leaseback transactions and lower business interruption insurance proceeds received during 2007 related to the 2005 hurricanes.

General and Administrative Expenses. General and administrative expenses for the 52 weeks ended December 25, 2007 were $37.1 million compared to $23.5 million and $23.8 million for the successor and predecessor periods, respectively, ended December 26 and May 2, 2006. Predecessor general and administrative expenses included $11.9 million in accelerated deferred compensation expense incurred as a result of the termination of the Executive Deferred Compensation Plan as required by the 2006 Transactions and $0.8 million of related professional fees. Net of these items, general and administrative expenses increased $2.5 million compared to the prior year. The increase is primarily due to increased personnel and related costs for field supervisory support positions and credit card transaction fees associated with the increase in equivalent units in operation and higher corporate and field personnel salaries and benefits expense which were partially offset by lower profit sharing and bonus expense. The prior year successor period included a $1.2 million adjustment for bad debt expense related to insurance reserves for claims that we believe will not be reimbursed due to the deteriorating financial condition of an insurance company with which we previously conducted business.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the 52 weeks ended December 25, 2007 were $9.3 million compared to $6.1 million and $2.0 million for the successor and predecessor periods, respectively, ended December 26 and May 2, 2006. The increase compared to the prior year is largely due to increased franchise rights amortization expense associated with increased franchise rights values due to the 2006 Transactions-related purchase accounting adjustments and the 2007 acquisitions.

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

Interest Expense. Interest expense was $38.0 million for the 52 weeks ended December 25, 2007 compared to $25.3 million and $3.7 million for the successor and predecessor periods, respectively, ended December 26 and May 2, 2006. The increase compared to the prior year was due to higher average debt levels resulting from the 2006 Transactions. Amortization of deferred debt issuance costs was $2.2 million and $1.4 million for fiscal 2007 and 2006, respectively.

Loss on Early Termination of Debt. During the predecessor period, a loss of approximately $11.3 million resulted from the $10.4 million make-whole payment made on our $100.0 million senior notes and write-off of $0.9 million of unamortized debt issue costs associated with the early termination of our debt which was extinguished on the close date of the 2006 Transactions.

Miscellaneous. Miscellaneous income was minimal for the 52 weeks ended December 25, 2007 compared to $0.6 million expense for the 52 weeks ended December 26, 2006.

Income Taxes. From January 1, 2003 through May 2, 2006, the Company was an S Corporation for income tax purposes. As of May 3, 2006, the Company became a C Corporation. For the 52 weeks ended December 25, 2007, we recorded income tax benefit for continuing operations of $0.4 million which resulted in an effective income tax rate of (10.2)% compared to an income tax benefit of $3.0 million or an effective tax rate of (48.3)% during the prior year successor period. The increase in expense is primarily due to the increase in taxable income. Our effective tax rate of (10.2)% for fiscal 2007 is below statutory rates due to the impact of large tax credits and permanent items in relation to income before taxes.

Income (Loss) from continuing operations, net of taxes. Income from continuing operations for the 52 weeks ended December 25, 2007 was $3.9 million, compared to a net loss of $3.2 million for the successor period and $5.3 million for the predecessor period in fiscal 2006. Fiscal 2006 results were adversely impacted by $24.3 million of 2006 Transactions-related expenses. Fiscal 2007 income from continuing operations was negatively impacted by increased amortization expense, higher interest expense related to the Transaction and a decreases in income tax benefit.

Income from Discontinued Operations, net of taxes. Income from discontinued operations was $3.9 million in fiscal 2007 compared to $2.0 million for the successor period and $3.7 million for the predecessor period in fiscal 2006. These amounts reflect the net income for the 70 units sold to PHI in December 2008 and the 42 units sold to PHI in January 2009, which were included in assets held for sale at fiscal year end 2008.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facility and the Senior Subordinated Notes; (2) capital expenditures, including those for our re-imaging plan, maintenance capital expenditures, and the introduction of the WingStreet™ product line at certain existing locations; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.

Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. These recent changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our current credit facility, if at all. In addition utilization of the additional remaining term loan borrowing capacity under our existing credit facility, beyond parameters established in our current agreement, would result in a reset of the interest rate on our existing term loan borrowings, which would increase our borrowing costs based on current market conditions. We will continue to evaluate the impact from these market changes as we assess our acquisition and other growth opportunities.

Our working capital was a deficit of $42.5 million as of December 30, 2008, which includes the benefit of $19.0 million for the current portion of assets held for sale due to the January 2009 sale of 42 units to PHI, largely offset by $17.1 million for the mandatory term loan pre-payment. The proceeds of the sale of units in January 2009 were entirely used to fund the acquisition of 55 units from PHI immediately thereafter. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Cash flows from operating activities, inclusive of discontinued operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $72.9 million for fiscal year 2008 compared to $61.3 million for fiscal 2007 and $23.7 million and $22.7 million for the fiscal 2006 successor and predecessor periods, respectively. Cash flows from operations during the 53 weeks ended December 30, 2008 were positively impacted by a $7.3 million increase from net changes in working capital, due in part to the favorable working capital effect from the 2008 acquisition activity, and a $6.4 million positive impact of after tax cash flows from operations (after adding back non-cash items to net (loss)/income) as compared to the prior year.

To the extent positive cash and cash equivalent account balances remain with the same institution as book overdraft account balances at period end and the institution has the right of offset, we are required to net those amounts for financial reporting purposes. During the fiscal year ended December 30, 2008, the Company had no invested cash netted against book overdrafts. For the fiscal year ended December 25, 2007 the Company had a $12.1 million positive change due to cash invested in an overnight investment account netted against book overdrafts at fiscal year end 2006. The impact of these changes resulted in a $12.1 million reduction in cash flows from working capital in fiscal 2008 as compared to fiscal 2007 which was more than offset by a $8.5 million positive change in income taxes, primarily due to higher income tax payments during the first half of 2007, a $3.8 million positive change in receivables and a $6.1 million positive change related to the timing of payments for accrued payroll and other liabilities.

Cash flows from operations during the successor period of fiscal 2006 were negatively impacted by the decrease in earnings related to higher interest expense from the increase in post-transaction debt levels, income taxes and other transaction related expenses which were partially offset by $5.3 million in favorable changes in working capital. However, cash flow from operations during the predecessor period was negatively impacted by an $8.8 million reduction in working capital due to the timing of expenditures related to payroll and accounts payable as well as the required payment of accrued interest on the our pre-acquisition debt which was extinguished prior to closing the 2006 Transactions.

Cash flows from investing activities

Cash flows used in investing activities were $112.3 million during the 53 weeks ended December 30, 2008 compared to $63.7 million for the 52 weeks ended December 25, 2007. During fiscal 2008, we completed an acquisition of 99 units, including nine fee properties, for $36.1 million (including capitalized acquisition costs of $0.3 million) and an acquisition of 88 units, including one fee property, for $28.2 million (including capitalized acquisition costs of $0.3 million). We also completed an asset purchase and sale transaction in which we purchased 101 units for $27.0 million (including capitalized acquisition costs of $0.4 million) and sold 70 stores for $18.8 million. During fiscal 2008 we invested $33.9 million in capital expenditures, consisting of approximately $32.3 million in our existing operations (including approximately $9.3 million for WingStreet™ development at 178 units) and $1.6 million for acquisition related information technology (“IT”) equipment. In the prior year, we invested $33.3 million in capital expenditures, consisting of approximately $31.7 million for existing operations (including approximately $2.3 million for WingStreet™ development at 34 units) and $1.6 million for IT equipment related to acquisitions totaling 76 units during 2007. These expenditures were partially funded by proceeds from sale-leaseback transactions as reported in financing activities.

Additionally, during the third quarter 2008 we purchased 13 formerly leased properties for $6.9 million with the intent to sell and leaseback the properties. Eleven of these properties were sold for $7.0 million (and are included in financing activities below) resulting in a deferred gain of approximately $0.9 million and the remaining two properties were included in fixed assets for approximately $0.8 million. These properties were subsequently sold in the first quarter of 2009 for $1.0 million. Proceeds from asset sales were $1.0 million for fiscal 2008 compared to $2.2 million in the prior year.

During the period May 3, 2006 through December 26, 2006, net cash outflows were primarily impacted by costs relating to the 2006 Transactions totaling $478.8 million. In addition, we invested $19.3 million in capital expenditures in our existing operations, completed the Nashville acquisition of 39 units for $21.8 million (including amounts paid for working capital settlement items and development fees), and received proceeds from the sale of the 9-unit Nevada/Utah market of $2.0 million, which accounted for the remaining net outflows. During the predecessor period, we invested $14.2 million in capital expenditures, primarily undertaken to ensure maximum royalty relief of 2.5% for the subject property asset remodels. Capital expenditures for combined fiscal 2006 (which were not impacted by the purchase accounting adjustments) were $33.5 million and were partially funded by related sale-leaseback proceeds of $2.3 million as reported in financing activities, for a net capital expenditure investment of $31.2 million.

Our franchise agreements require us to perform asset actions consisting of three activity classes: (i) partial re-image, (ii) full-re-image, and (iii) rebuild, remodel or relocate. The required asset action (rebuild/remodel vs. re-image) for each dine-in asset was determined based on each asset’s historical sales volume and trade area population. A remodel of an existing asset entails a total interior and exterior refurbishment, completely upgrading the asset to the latest PHI standards. The re-image of an asset entails limited exterior refurbishment (paint, parking lot, etc.) and significant restaurant interior upgrades. We signed a WingStreet™ agreement with PHI that was effective on December 25, 2007. This agreement permits the development of the less costly

WingStreet™ Lite format, as defined in accordance with PHI specifications, to an existing dine-in asset to constitute an approved re-image under the existing franchise agreements. All partial and full re-images must be completed by September 30, 2009 and all rebuild, remodel and relocation activities must be completed by the extended deadline of December 31, 2015 or December 8, 2018 for certain units acquired from PHI in December 2008. From 1998 through December 30, 2008, we have invested approximately $126.3 million on rebuilding/remodeling 234 of our restaurants and have completed an additional 250 re-images, all of which are credited under our franchise agreements towards these investment requirements.

We expect to incur capital expenditures of approximately $34 million over the remaining 7 years to meet these requirements in addition to normal recurring maintenance capital expenditures. As part of our 2008 Location and Territory Franchise Agreements that were effective with the December 2008 acquisitions of units from PHI, we are required to complete certain major asset actions (as defined as a rebuild, relocate, or remodel) within 10 years of the acquisition date. We expect to incur approximately $9 million over the next 10 years to meet these requirements. We are significantly ahead of schedule on our asset re-image, rebuild/remodel requirements and have the option to reduce capital expenditures at management’s discretion to increase free cash flow and remain comfortably in compliance with our franchise agreements.

We currently expect our capital expenditure investment, net of anticipated related sale-leaseback proceeds, to be approximately $34 million in 2009, not including acquisitions. This estimate includes an investment of approximately $9.5 million to add the WingStreet™ product line to 200 units and $5.0 million to convert the PHI acquisition stores to our proprietary POS system. The anticipated investment in the WingStreet™ product line is purely discretionary and can be reduced if management determines it is prudent to do so.

Cash flows from financing activities

Net financing cash inflows were $37.1 million for the 53 weeks ended December 30, 2008 compared to $0.7 million for the 52 weeks ended December 25, 2007. During fiscal 2008, we borrowed $40.0 million pursuant to an incremental term loan which we entered into under the existing credit facility’s $100.0 million term accordion feature to fund the 99-unit fourth quarter 2008 acquisition and to augment cash reserves. We also paid our mandatory excess cash flow prepayment of $4.2 million on our senior secured credit facility compared to a $10.0 million voluntary prepayment on term bank facilities in the prior year. Net pay-downs under the revolving credit facility were $12.5 million during fiscal 2008 compared to net borrowings of $8.8 million during fiscal 2007. Total debt was reduced $1.2 million for fiscal 2007, after borrowing approximately $11.0 million to partially fund our acquisition of 59 units on March 13, 2007 and $5.3 million for the purchase of 17 units on September 27, 2007. During the first half of fiscal 2008 we completed six sale-leaseback transactions on assets principally constructed during 2007 for approximately $6.9 million compared to $2.0 million for a sale-leaseback transaction of two properties in the same period of 2007. During the last half of 2008, we completed sale-leaseback transactions on 11 formerly leased properties for approximately $7.0 million.

Net inflows were $496.5 million for the 2006 successor period and net outflows were $9.3 million for the 2006 predecessor period. Fiscal 2006 successor period net financing inflows were primarily impacted by $624.3 million of proceeds obtained to finance the 2006 Transactions, net of debt issuance costs. Additionally, the Company received proceeds of $59.4 million for assets sold in a sale-leaseback transaction completed between September and December of 2006. Under the terms of the new senior secured credit facility, we were required to apply fifty percent of certain of the net proceeds, after expenses (including taxes), from the 59-unit sale-leaseback transaction as a pre-payment of the term loan facility. Net borrowings under the revolving credit facility, used to finance the operations of the Company, were $6.7 million for the 2006 successor period and $17.4 million for the 2006 predecessor period. These inflows were largely offset by pay-downs in outstanding debt balances in both periods of 2006, and in the predecessor period, a $10.4 million make-whole payment on the early termination of debt in conjunction with the 2006 Transactions.

As part of the 2006 Transactions during fiscal 2006, our debt structure consists of the following sources of financing:

•

Senior Secured Credit Facility. Our senior secured credit facility was entered into May 3, 2006 and consists of a $75.0 million revolving credit facility and $300.0 million in term loan notes. There was $3.0 million outstanding under the revolving credit facility as of December 30, 2008. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. The combined rate was 2.3% at December 30, 2008. Availability under this facility is reduced by letters of credit, of which $21.7 million were issued at December 30, 2008. Commitment fees are paid based upon the unused balance of the facility and the fees are determined based upon the aforementioned leverage ratio and were 0.5% at December 30, 2008. Commitment fees and Letter of Credit fees are reflected as interest expense. The facility is secured by substantially all of the Company’s assets and is due May 3, 2012.

Under our $300.0 million term loan notes, interest is paid at LIBOR plus 1.75%, or the base rate (as defined), plus 0.75%. On October 8, 2008, we borrowed $40.0 million pursuant to an incremental term loan which we entered into under the existing credit facility’s $100.0 million term accordion feature, reducing our available term loan accordion capacity to $60.0 million. Under the $40.0 million incremental term loan, interest is paid at LIBOR plus 2.25%, or the base rate (as defined) plus 1.25%. The combined rate was 4.9% at December 30, 2008. This additional borrowing is expected to increase our 2009 interest expense by approximately $1.5 million. These notes contain scheduled principal payments outlined below and may be prepaid at any time without penalty. The facility is secured by substantially all of the Company’s assets and is due May 3, 2013.

•

Senior Subordinated Notes. The Senior Subordinated Notes (“Notes”) bear interest at the rate of 9.5% payable semi-annually in arrears on May 1 and November 1 until maturity of the Notes on May 1, 2014. These Notes are unsecured and are subordinated to the $375.0 million Senior Secured Credit Facility and other senior indebtedness, as defined. There are no required principal payments until maturity and these Notes are subject to yield maintenance penalties if redeemed prior to May 1, 2010. Until May 1, 2009, the Notes can be redeemed up to 35% at a redemption price of 109.500%, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings. Effective May 1, 2010, these Notes may be redeemed at a redemption price of 104.750% plus accrued and unpaid interest until May 1, 2011, when the redemption price becomes 102.375% and remains such until May 1, 2012, when these Notes can be redeemed at the face amount, plus accrued and unpaid interest. The issuance of these Notes was registered under the Securities Act of 1933.

Our ability to satisfy our financial covenants under our senior secured credit facility, meet our debt service obligations and reduce our debt will be dependent on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. We believe that our ability to repay amounts outstanding under our senior secured credit facility and the Notes at maturity will likely require additional financing, which may not be available to us on acceptable terms, if at all. As of December 30, 2008, we had $278.8 million in funded floating rate debt outstanding under our senior secured credit facility. Of this amount, we entered into floating-to-fixed interest rate swaps with notional amounts totaling $215.0 million (see the following table) leaving us with $63.8 million of floating rate debt at December 30, 2008. These swaps subsequently amortized to $180.0 million on December 31, 2008, leaving us with $98.8 million of floating rate debt.

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
June 6, 2006	$85.0	5.39%	Dec. 31, 2010
Jan. 31, 2008	50.0	3.16%	Jan. 31, 2011
April 7, 2008	50.0	2.79%	April 7, 2011
Nov. 18, 2008	30.0	2.81%	Nov. 18, 2011

	$215.0

We are required to make an excess cash flow mandatory prepayment on our term loan notes not later than 120 days after our 2008 fiscal year-end. The mandatory prepayment based on 2008 results will be approximately $17.1 million based upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year-end, each of which is defined in the credit agreement.

During fiscal 2008, we made all scheduled principal and interest payments. As of December 30, 2008, the Company was in compliance with all of the debt financial covenants.

Our ratios under the foregoing financial covenants in our credit agreement as of December 30, 2008 are as follows:

	Actual	Covenant Requirement
Maximum total leverage ratio	3.92x	Not more than 5.50x
Minimum interest coverage ratio	2.03x	Not less than 1.60x

The leverage and interest coverage ratio covenant requirements adjust to 5.25x and 1.65x for fiscal 2009.

The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA; “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in the Credit Agreement, which was filed with the Securities and Exchange Commission on October 31, 2006 as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No 333-138338). The credit agreement provides that each of the above defined terms include the pro forma effect of acquisitions and divestitures on a full year basis. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Adjusted EBITDA, which we disclose to investors in our earnings releases.

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At December 30, 2008, we had $50.3 million of borrowing capacity available under our revolving line of credit net of $21.7 million of outstanding letters of credit. These outstanding letters of credit were reduced by $5.6 million in the first quarter of 2009, increasing our borrowing capacity by a like amount. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of December 30, 2008 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
	(in millions)
Long-term debt	$453.8	$17.1	$4.0	$257.7	$175.0	$—
Operating leases(1)	281.7	41.6	69.6	52.3	118.2	—
Interest payments(2)	145.0	30.4	58.9	50.2	5.5	—
Facility upgrades(3)	45.0	3.2	14.5	11.4	15.9	—
Unrecognized tax benefits(4)	11.8	—	—	—	—	11.8
Purchase and other obligations(5)	7.6	4.1	3.4	0.1	—	—

	$944.9	$96.4	$150.4	$371.7	$314.6	$11.8

(1)

The majority of our leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiations, which could increase total lease payments. The above table does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. Total minimum lease payments have been reduced by aggregate minimum sublease rentals of $0.9 million under operating leases due in the future under non-cancelable subleases.

(2)

The Company obtained a four and one half year amortizing floating-to-fixed rate interest rate swap agreement on June 6, 2006 at a fixed rate of 5.39%. The outstanding notional amount was $85.0 million at December 30, 2008 and amortized down to $50.0 million effective December 31, 2008. During 2008, the Company entered into three three-year floating-to-fixed rate interest rate swap agreements for the following fixed rates and notional amounts: 3.16% on January 31 for $50.0 million; 2.79% on April 7 for $50.0 million and 2.81% on November 18 for $30.0 million. Interest payments are calculated on debt outstanding at December 30, 2008 at rates in effect at the end of the year, including the effect of the swaps.

(3)

Includes capital expenditure requirements under our franchise agreements for remodeling and re-imaging our assets, as well as WingStreet™ conversion and development requirements (see “Business—Franchise Agreements”) for $43.2 million. Amounts are presented under the timeline as currently planned by us, however, we have the discretion to apportion these expenditures into future years at a slower rate and remain in compliance. Amounts also include the expected capital expenditures required for ADA facility upgrades (see “Business—Government Regulation.”) of $1.8 million.

(4)	The amount and timing of liabilities for unrecognized tax benefits cannot be reasonably estimated and is shown in the “Other” column.
(5)	Purchase and other obligations primarily include amounts for obligations under service agreements, commitments under construction contracts and open purchase orders.

In addition, we expect to incur between $10.0 million and $12.0 million annually, based upon our unit count at December 30, 2008, in maintenance capital expenditures to maintain the Company’s assets in accordance with our standards. These amounts are not included in the above table.

Concurrently with the closing of the 2006 Transactions, the Company acquired the 75% membership interest in Hawk-Eye that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest that management ultimately exchanged for membership interests in Holdings with an equivalent fair market value. Additionally, in September 2006, certain members of our Board of Directors purchased membership interests in Holdings. The total membership interests not owned by MLGPE are $3.3 million as of December 30, 2008. Under the terms of the Amended and Restated Limited Liability Company Agreement of Holdings (“LLC Agreement”), the membership interests are mandatorily redeemable units, which are required to be repurchased by Holdings upon the resignation of the member. However, the value of this liability is subject to a formula as defined within the LLC Agreement based upon the terms of the member’s resignation. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be required to provide a distribution to Holdings in the event of a member’s resignation from the Company. The value of this liability is subject to a formula as defined within the LLC Agreement. Based on the financial results for fiscal 2008, we estimate the membership interests to have a combined value of approximately $3.3 million to $4.9 million, of which the value varies based upon the terms of the member’s resignation, as defined within the LLC Agreement.

Letters of Credit .As of December 30, 2008, we had letters of credit, in the amount of $21.7 million, issued under our existing credit facility primarily in support of self-insured risks and franchise agreement obligations. The letters of credit decreased to $16.1 million during the first quarter of 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of December 30, 2008, we had $278.8 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to LIBOR on the following notional amounts of floating rate debt:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
June 6, 2006	$85.0	5.39%	Dec. 31, 2010
Jan. 31, 2008	50.0	3.16%	Jan. 31, 2011
April 7, 2008	50.0	2.79%	April 7, 2011
Nov. 18, 2008	30.0	2.81%	Nov. 18, 2011

	$215.0

After giving effect to these swaps, which leaves us with $63.8 million of floating rate debt, a 100 basis point increase in this floating rate would increase annual interest expense by approximately $0.6 million.

Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30% of our cost of sales. We are a member of the UFPC, and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal year 2009 through a combination of derivatives taken under the direction of the UFPC.

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.19 for fiscal 2008 and $0.17 per pound for fiscal 2007) would have been approximately $5.9 million and $6.0 million for the 53 weeks ended December 30, 2008 and the 52 weeks ended December 25, 2007, respectively, without giving effect to the UFPC directed hedging programs.

Item 8.	Financial Statements and Supplementary Data

NPC INTERNATIONAL, INC.

YEARS ENDED DECEMBER 30, 2008, DECEMBER 25, 2007 AND DECEMBER 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NPC International, Inc.

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of NPC International, Inc. (the “Company”) as of December 30, 2008 and December 25, 2007, and the related consolidated statements of (loss) income, stockholders’ equity and comprehensive (loss) income, and cash flows for the 53 week period ended December 30, 2008, the 52 week period ended December 25, 2007, the 34-week period ended December 26, 2006 and the 18-week period ended May 2, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NPC International, Inc. as of December 30, 2008 and December 25, 2007, and the results of their operations and their cash flows for the 53 week period ended December 30, 2008, the 52 week period ended December 25, 2007, the 34-week period ended December 26, 2006 and the 18-week period ended May 2, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri March 25, 2009

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 30, 2008	December 25, 2007
Assets
Current assets:
Cash and cash equivalents	$5,327	$7,609
Accounts receivable	4,110	5,821
Inventories	7,291	5,495
Prepaid expenses and other current assets	4,633	4,370
Assets held for sale	20,934	433
Deferred income taxes	4,531	2,377
Income taxes receivable	2,086	2,894

Total current assets	48,912	28,999

Facilities and equipment	236,999	195,738
Less accumulated depreciation	(67,885)	(49,278)

Net facilities and equipment	169,114	146,460
Franchise rights, less accumulated amortization of $22,008 and $15,521, respectively	407,915	433,073
Goodwill	188,530	191,920
Other assets, net	25,044	29,507

Total assets	$839,515	$829,959

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,998	$23,284
Accrued payroll	14,294	10,420
Sales tax payable	5,212	3,216
Payroll taxes	3,012	2,989
Accrued interest	6,317	6,224
Other accrued liabilities	14,277	12,530
Current portion of insurance reserves	8,240	6,934
Current portion of debt	17,094	4,246

Total current liabilities	91,444	69,843

Long-term debt	436,710	426,254
Other deferred items	35,556	27,303
Insurance reserves	11,133	10,000
Deferred income taxes	117,240	128,219

Total long-term liabilities	600,639	591,776

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of December 30, 2008 and December 25, 2007)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(4,125)	(1,271)
Retained (deficit) earnings	(11,768)	6,286

Total stockholders’ equity	147,432	168,340

Total liabilities and stockholders’ equity	$839,515	$829,959

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in thousands)

				Predecessor
	53 Weeks Ended Dec. 30, 2008	52 Weeks Ended Dec. 25, 2007	34 Weeks Ended Dec. 26, 2006	18 Weeks Ended May 2, 2006
Sales:
Net product sales	$666,829	$594,634	$342,160	$189,093
Fees and other income	22,860	16,620	9,651	5,405

Total sales	689,689	611,254	351,811	194,498
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	188,703	160,862	90,339	48,129
Direct labor	189,002	168,445	97,289	51,968
Other restaurant operating expenses	216,465	194,017	115,815	58,243
General and administrative expenses	40,991	37,131	23,528	23,841
Corporate depreciation and amortization of intangibles	9,753	9,279	6,135	2,007
Net facility impairment charges	631	669	220	100
Net loss (gain) on disposition of assets	142	(685)	(615)	(207)

Total costs and expenses	645,687	569,718	332,711	184,081

Operating income	44,002	41,536	19,100	10,417
Other income (expense):
Interest expense	(33,843)	(38,015)	(25,306)	(3,744)
Loss on early termination of debt	—	—	—	(11,306)
Miscellaneous	(7)	3	85	(690)

Income (loss) before income taxes	10,152	3,524	(6,121)	(5,323)
Income tax expense (benefit)	2,628	(360)	(2,956)	—

Income (loss) from continuing operations	7,524	3,884	(3,165)	(5,323)
(Loss) income from discontinued operations, net of taxes	(25,578)	3,886	2,042	3,706

Net (loss) income	$(18,054)	$7,770	$(1,123)	$(1,617)

Pro forma data (unaudited):
(Loss) before income taxes				$(1,617)
Pro forma income taxes				611

Pro forma net (loss)				$(1,006)

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Shares of common stock	Common stock	Paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Total stockholders’ equity
Balance at December 27, 2005	272	$136	$22,255	$160,457	$(1)	$(698)	$182,149
Comprehensive loss:
Net loss	—	—	—	(1,617)	—	—	(1,617)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	1	—	1

Total comprehensive loss							(1,616)

Distributions	—	—	—	(5,126)	—	—	(5,126)

Balance at May 2, 2006	272	$136	$22,255	$153,714	$—	$(698)	$175,407

Balance at May 2, 2006	272	$136	$22,255	$153,714	$—	$(698)	$175,407
Purchase accounting adjustments	(272)	(136)	(22,255)	(153,714)	—	698	(175,407)
Stock purchased	1,000	—	163,325	—	—	—	163,325
Comprehensive loss:
Net loss	—	—	—	(1,123)	—	—	(1,123)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(719)	—	(719)

Total comprehensive loss							(1,842)

Balance at December 26, 2006	1,000	$—	$163,325	$(1,123)	$(719)	$—	$161,483

Cumulative impact of change in accounting for uncertainty in income taxes (Note 7)				(361)			(361)
Comprehensive income:
Net income	—	—	—	7,770	—	—	7,770
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(644)	—	(644)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	92	—	92

Total comprehensive income							7,218

Balance at December 25, 2007	1,000	$—	$163,325	$6,286	$(1,271)	$—	$168,340

Comprehensive loss:
Net loss	—	—	—	(18,054)	—	—	(18,054)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(4,362)	—	(4,362)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	1,508	—	1,508

Total comprehensive loss							(20,908)

Balance at December 30, 2008	1,000	$—	$163,325	$(11,768)	$(4,125)	$—	$147,432

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

				Predecessor
	53 Weeks Ended December 30, 2008	52 Weeks Ended December 25, 2007	34 Weeks Ended December 26, 2006	18 Weeks Ended May 2, 2006
Operating activities
Net (loss) income	$(18,054)	$7,770	$(1,123)	$(1,617)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	41,678	42,555	30,503	9,985
Amortization of debt issuance costs	1,750	2,183	1,261	145
Net facility impairment charges	631	669	220	100
Loss on early termination of debt	—	—	—	11,306
Loss from discontinued operations	44,599	—	—	—
Deferred income taxes	(11,285)	523	(11,482)	—
Acceleration of executive deferred compensation plan	—	—	—	11,871
Net loss (gain) on disposition of assets	142	(685)	(615)	(207)
Changes in assets and liabilities, excluding effects from purchase of companies:
Accounts receivable	1,611	(2,202)	(1,570)	(159)
Inventories	(287)	(750)	(337)	406
Prepaid expenses and other current assets	(115)	1,107	(1,415)	773
Accounts payable	(274)	12,587	(997)	(7,117)
Payroll and sales taxes	2,019	573	(45)	546
Income taxes	808	(7,635)	4,741	—
Accrued interest	93	(69)	6,293	(2,059)
Accrued payroll	3,721	1,181	(432)	(1,081)
Other accrued liabilities	3,015	(572)	2,469	1,172
Insurance reserves	2,439	1,340	(337)	(1,250)
Other deferred items	(1,487)	2,522	(2,810)	(243)
Other assets	1,902	186	(613)	176

Net cash provided by operating activities	72,906	61,283	23,711	22,747

Investing activities
Capital expenditures	(33,908)	(33,281)	(19,289)	(14,172)
Purchase of formerly leased properties for sale-leaseback	(6,907)	—	—	—
Capitalized transaction costs	—	—	(7,742)	—
Purchase of the stock of the Company	—	—	(451,585)	—
Purchase of Hawk-Eye Pizza, LLC	—	—	(19,508)	—
Purchase of business assets, net of cash acquired	(91,327)	(32,649)	(21,819)	—
Net proceeds from sale of units	18,841	—	2,032	—
Proceeds from sale or disposition of assets	1,015	2,247	1,547	1,036

Net cash used in investing activities	(112,286)	(63,683)	(516,364)	(13,136)

Financing activities
Revolving credit facilities, short-term, net	—	—	—	17,411
Borrowings under revolving credit facility	213,700	217,700	203,600	—

Payments under revolving credit facility	(226,200)	(208,900)	(196,900)	—
Retirement of predecessor entity debt and other obligations	—	—	(143,907)	—
Contributed capital from owners	—	—	163,325	—
Issuance of term loans	40,000	—	475,000	—
Payment on term loans	(4,196)	(10,000)	(50,000)	(11,250)
Debt issue costs	(126)	(91)	(14,047)	—
Debt extinguishment prepayment penalty	—	—	—	(10,380)
Proceeds from sale-leaseback transactions	6,896	2,011	59,415	—
Proceeds from sale-leaseback transactions on formerly leased properties	7,024	—	—	—
Distributions paid	—	—	—	(5,122)

Net cash provided by (used in) financing activities	37,098	720	496,486	(9,341)

Net change in cash and cash equivalents	(2,282)	(1,680)	3,833	270
Beginning cash and cash equivalents	7,609	9,289	5,456 (1)	5,296

Ending cash and cash equivalents	$5,327	$7,609	$9,289	$5,566 (1)

Supplemental disclosures of cash flow information:
Net cash paid for interest	$32,000	$35,901	$17,842	$5,657
Net cash (received) paid for income taxes	$(524)	$6,348	$4,858	$—
Non-cash pay down of notes receivable	$—	$—	$—	$3,060

Non-cash investing activities:
Accrued capital expenditures	$744	$2,173	$1,190	$2,478

(1)

Cash and cash equivalents at May 3, 2006 were $0.1 million less than cash and cash equivalents at May 2, 2006, due to Oread Holdings, LLC no longer classified as a variable interest entity on May 2, 2006 (see Note 1 to the consolidated financial statements).

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business. NPC International, Inc. (referred to herein as the “Company” or “NPC”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States. The Company was founded in 1962 and, as of December 30, 2008 operated 1,098 Pizza Hut units (including 42 units held for sale) in 27 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2008, the Company’s operations represented approximately 18% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain markets.

Basis of Presentation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company operates one operating segment. The Company believes this information includes all adjustments, consisting of normal recurring accruals, necessary to fairly present the financial condition, statements of income and cash flows for the periods then ended.

Principles of Consolidation. The financial condition and statements of income includes NPC and its wholly owned subsidiaries, as well as the accounts of Hawk-Eye, which was 25% owned by the Company and 75% owned by certain members of senior management, until May 3, 2006, when the Company acquired the 75% interest not formerly owned by NPC in conjunction with the 2006 Transactions and merged Hawk-Eye into NPC. The accounts of Oread Capital Partners, LLC, an entity owned by certain members of senior management that held the 75% interest in Hawk-Eye, are also reflected in the consolidated financial statements during the periods presented through May 2, 2006, as the Company was deemed to have variable interests and was deemed the primary beneficiary.

New Basis of Accounting. On May 3, 2006, all of the Company’s outstanding stock was acquired by NPC Acquisition Holdings, LLC (“Holdings”), a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates (“the Acquisition”). In connection with the Acquisition, the Company issued $175.0 million principal amount of notes and entered into a $375.0 million Senior Secured Credit Facility. The $375.0 million Senior Secured Credit Facility consists of a $300.0 million term loan due 2013 and a $75.0 million revolver due 2012. All of these transactions, as further described herein, are collectively referred to in this report as the “2006 Transactions.”

As a result of the 2006 Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. The primary impact to the post-2006 Transactions income statement as a result of the application of purchase accounting included an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The 2006 Transactions resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods.

Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period ending May 2, 2006, the day prior to the date of consummation of the 2006 Transactions (“Predecessor”), and (2) the period beginning May 3, 2006 and after utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

Fiscal Year. The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal year ended December 30, 2008 contained 53 weeks. The fiscal year ended December 25, 2007 and December 26, 2006 each contained 52 weeks. For convenience, fiscal years ended December 30, 2008, December 25, 2007 and December 26, 2006 are referred to as fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Reclassifications. Certain reclassifications have been made to the Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to current year reporting. Reclassifications have been made to the prior years’ Consolidated Statements of (Loss) Income and all related notes to reflect the effect of discontinued operations. (See Note 3.)

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

Facilities and Equipment. Facilities and equipment are recorded at either cost or fair value as a result of the 2006 Transactions. Depreciation is charged on the straight-line basis for buildings, furniture, and equipment. Leasehold improvements are amortized on the straight-line basis over the estimated economic life of the improvements, or the term of the lease, whichever is shorter.

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

Business Combinations. In accordance with accounting for business combinations under Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combinations” (SFAS 141), the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

The Company uses all available information to estimate fair values including the fair value determination of identifiable intangible assets such as franchise rights, and any other significant assets or liabilities. The Company adjusts the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date when information that is known to be available or obtainable is obtained.

The Company’s purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of its fair value estimates, including assumptions regarding industry economic factors and business strategies.

Assets Held for Sale. In December 2008, the Company entered into an agreement with Pizza Hut, Inc. “PHI” to sell 42 units in 2009 and presented the results of operations for these units as discontinued operations for the fiscal year ended December 30, 2008 in accordance with the reporting provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The Company also recorded a loss of $17.2 million (pre-tax) to write-down the net assets for these 42 units to their estimated fair value less cost to sell at December 30, 2008, which has been included in the (loss) income from discontinued operations in the consolidated statements of (loss) income.

The Company also sells units that have been closed due to underperformance and land parcels that it does not intend to develop in the future. The Company classifies an asset as held for sale in the period during which each of the following conditions is met: (a) management has committed to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition; (c) an active search for a buyer has been initiated; (d) completion of the sale of the asset within one year is probable; (e) the asset is being marketed at a reasonable price; and (f) no significant changes to the plan of sale are expected. Assets held for sale were $20.9 million, of which $19.0 million related to the January 2009 sale of 42 units to PHI.

Pizza Hut Franchise Agreements. Effective January 1, 2003, the Company began operating under new franchise agreements with PHI. The franchise agreements have an initial term of 30 years and a 20-year renewal term. Certain of the franchise agreements contain perpetual 20-year renewal terms subject to certain criteria. The amortization of all franchise rights conclude at the end of this initial term plus one renewal term (or December 31, 2053).

Royalty expense was included in other restaurant operating expenses and totaled $30.4 million for fiscal year 2008 (4.4% of total sales), $26.5 million for fiscal year 2007 (4.3% of total sales) and $23.3 million ($15.0 million successor and $8.3 million predecessor), or 4.3% of total sales for fiscal year 2006.

Lease Accounting. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the lease term. Lease terms are determined based upon management’s estimate of the commercial viability of the location. In addition, landlord-provided tenant improvement allowances are recorded in other deferred items and amortized as a credit to rent expense over the term of the lease. Favorable lease amounts are amortized to expense over the remaining life of the lease including options. Unfavorable lease amounts are amortized to expense over the remaining life of the current contractual lease term.

Intangible assets. Franchise rights and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Each reporting period the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If it was determined that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.

If an indicator of impairment exists, the results of the designated marketing area (DMA) that supports the franchise rights are reviewed to determine whether the carrying amount of the asset is recoverable based on an undiscounted cash flow method. The underlying estimates of cash flows include estimates of future revenues, gross margin rates and expenses and are based upon the DMA’s past and expected future performance. The Company completed an impairment test of franchise rights during the fourth quarter of 2008, after the sale of units in December 2008, and determined that no impairment existed.

Accounting for Goodwill. The Company assesses goodwill, which is not subject to amortization, for impairment annually in its second quarter, and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. The Company develops an estimate of the fair value using a discounted income approach. In connection with the Company’s annual test in the second quarter, and the interim update subsequent to the sale of assets, no impairment has been identified.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers and vending receipts.

Advertising costs. Advertising costs are expensed as incurred. The total amounts charged to advertising expense were $40.5 million, $36.9 million and $33.5 million ($21.9 million successor and $11.6 million predecessor), for fiscal 2008, 2007 and 2006, respectively.

Pre-opening expenses. Costs associated with the opening of new units and WingStreet™ unit conversions are expensed as incurred and are included with corporate depreciation and amortization expenses. Pre-opening expenses were $1.6 million for fiscal 2008 and $0.7 million in both fiscal 2007 and fiscal 2006.

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

Fair Value Measurements. The Company performs fair value measurements of certain assets and liabilities, including derivatives and investment balances as described in Note 8 and Note 11, respectively. Statement of Financial Accounting

Standards No. 157, “Fair Value Measurements” (“SFAS 157”), as amended, clarifies how fair value measurements should be determined for financial reporting purposes and provides for expanded disclosure about assets and liabilities measured at fair value in a company’s financial statements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 prescribes a three-level fair value hierarchy that prioritizes the source of inputs used in measuring fair value, as follows:

Level 1 –	Unadjusted quoted prices available in active markets for identical assets or liabilities.

Level 2 –	Pricing inputs, other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. These inputs are frequently utilized in pricing models, discounted cash flow techniques and other widely accepted valuation methodologies.

Level 3 –	Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

Accounting for Derivatives. The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and SFAS No. 157. The calculation of the fair value of the interest rate related derivative instruments is based on estimates of future interest rates and consideration of risk of nonperformance, which may change based on economic or other factors. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item.

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

Debt Issuance Costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method over the period the debt is outstanding which approximates the level interest method. Effective May 3, 2006, in connection with the 2006 Transactions, the Company’s former notes and credit facility were paid. This was within the scope of Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” as well as EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” In accordance with that guidance, the remaining unamortized loan costs of approximately $0.9 million from the previous credit facility were expensed during the fiscal year ended December 26, 2006.

Similarly, the Company issued a Senior Secured Credit Facility dated May 3, 2006 for $375.0 million, consisting of term notes and a revolving credit facility, which resulted in debt issuance costs. These costs are being amortized over the life of the related debt instruments. Amortization of $1.8 million, $2.2 million and $1.4 million ($1.3 million successor and $0.1 million predecessor) was charged to interest expense during the fiscal years ended 2008, 2007 and 2006, respectively, related to these costs. The Company had unamortized costs of $9.1 million and $10.7 million for the fiscal years ended December 30, 2008 and December 25, 2007, respectively.

Stock Based Compensation. In May 2006, Holdings agreed to establish a new stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests. The plan is accounted for under the provisions of SFAS 123(R), “Share-Based Payment.”

Options may be granted under the Plan with respect to a maximum of 8% of the membership interests of Holdings as of the closing date of the 2006 Transactions calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon resignation of the member.

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

Recent Accounting Pronouncements. On December 26, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands the disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have any impact on the Company’s financial position and results of operations; however, additional disclosures have been provided within the Company’s consolidated financial statements as a result of this adoption. The Company is assessing the impact of adopting SFAS 157 for nonfinancial assets and liabilities. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 was effective for the Company at September 23, 2008, and the effect of adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement as of December 26, 2007 the effect of adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and shall be applied prospectively. However, the Standard did not address transition provisions for items such as in-progress transactions costs that were capitalized under FAS 141 but are considered period costs under FAS 141R. The Company elected to defer $0.3 million of direct costs related to the 2009 acquisitions and will expense these costs upon adoption of FAS 141R in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Company elected early adoption of SFAS 161 as of March 25, 2008.

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

Note 2 – Business Combinations and Acquisitions

Between March 2007 and December 2008 the Company acquired 364 Pizza Hut units, including 189 units from Pizza Hut, Inc. (“PHI”) and 175 units from other franchisees. These acquisitions were funded through the issuance of a $40.0 million term loan under the Company’s Senior Secured Credit Facility, proceeds from sale of units to PHI, proceeds drawn on the Company’s revolving credit facility and cash on hand. The acquisitions were accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, net assets were recorded at their estimated fair values. The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets acquired will be finalized as necessary, up to one year after the acquisition closing date, as information becomes available. As the purchase price exceeded the fair value of the assets, including identified intangible assets, goodwill associated with this transaction was recorded in the consolidated balance sheet. The purchase price in excess of the value of the net assets reflects the Company’s ability to synergize acquired stores with the Company’s existing operations.

Identification and allocation of values assigned to the identified intangible assets are based on the provisions of SFAS No. 141. The fair value was estimated by performing the generally accepted valuation income approach. The income approach is predicated upon the value of the future cash flows that an asset will generate over its remaining useful life, which is consistent with how purchase price is typically determined for purchases such as these. The purchase price allocations (which are preliminary for the 2008 acquisitions), net of cash acquired, were as follows:

(Dollars in thousands)
	2008			2007
Acquired from	Franchisee	PHI	PHI	Franchisee	Franchisee
Date acquired	9/30/08	12/9/08	12/9/08	3/13/07	9/26/07
Number of units	99	88	101	59	17
Fee properties	9	1	—	—	—

	VA		MO, KS	ID, WA
Market locations	WV, MD	FL, IA	GA	OR	FL
Purchase price allocation:
Franchise rights	$18,950	$9,243	$12,495	$17,642	$3,746
Goodwill	2,045	2,783	723	6,312	564
Fixed assets	15,609	15,316	13,060	3,295	1,213
(Unfavorable) favorable leases, net	(487)	104	(221)	—	(33)
Other	19	736	919	2	(103)

Total purchase price	$36,136	$28,182	$26,976	$27,251	$5,387

Estimated annual rent	$3,662	$3,536	$4,008	$2,472	$963

Capitalized acquisition costs	$293	$334	$403	$149	$61

The weighted average amortization period for the franchise rights acquired during 2008 was 44 years.

The pro forma impact on the results of operations was included in the below table for periods prior to the acquisition date in which the acquisitions were not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had these acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Pro forma Years Ended (unaudited) (in thousands)
	December 30, 2008	December 25, 2007
Total sales	$923,536	$888,696
Income before income taxes	11,863	11,404
Net income	$8,551	$8,612

Note 3 – Discontinued Operations

In December 2008, the Company completed the sale of 70 units to PHI for $18.8 million in cash. As a result of this sale, the Company recognized a pre-tax loss included in discontinued operations of $27.4 million in 2008. Also, in December 2008, the Company entered into an agreement to sell 42 units to PHI for $19.0 million in cash. The sale of these units was completed in January 2009. These units were classified as held for sale at December 30, 2008 and the Company recorded a $17.2 million pre-tax loss to reduce the carrying amount of these units to fair value. This loss was included in discontinued operations.

Summarized financial information for discontinued operations on units sold or held for sale is shown below (in thousands):

				Predecessor
	53 Weeks Ended Dec. 30, 2008	52 Weeks Ended Dec. 25, 2007	34 Weeks Ended Dec. 26, 2006	18 Weeks Ended May 2, 2006
Total sales	$93,001	$86,591	$46,054	$25,970

Income before income taxes	6,245	5,625	3,117	3,706
Income tax expense	1,544	1,739	1,075	—

Income from discontinued operations, net of taxes	4,701	3,886	2,042	3,706

Loss	(44,599)	—	—	—
Income tax benefit	(14,320)	—	—	—

Loss, net of taxes	(30,279)	—	—	—

(Loss) income from discontinued operations, net of taxes	$(25,578)	$3,886	$2,042	$3,706

The following table reconciles the sales price to the loss:

	Units Sold	Units Held for Sale	Combined
Sale price	$18,841	$19,045	$37,886
Asset values prior to sale or held for sale
Franchise rights, net	31,315	25,067	56,382
Facilities and equipment, net	9,655	5,490	15,145
Goodwill	4,381	4,429	8,810
Other, net	871	1,277	2,148

Loss	$(27,381)	$(17,218)	$(44,599)

Note 4 – Facilities and Equipment

Net facilities and equipment consists of the following (in thousands):

	Estimated depreciable life	December 30, 2008	December 25, 2007
Land		$5,677	$6,651
Buildings and leasehold/land improvements	5-40 years	113,609	88,083
Furniture and equipment	3-10 years	113,543	87,261
Construction in progress		4,170	13,743

		236,999	195,738
Less accumulated depreciation and amortization		(67,885)	(49,278)

Net facilities and equipment		$169,114	$146,460

Depreciation expense is included in other restaurant operating expense and totaled $24.8 million, $25.4 million and $26.4 million ($19.3 million successor and $7.1 million predecessor) in fiscal 2008, 2007 and 2006, respectively.

Note 5 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance December 26, 2006	$185,187
Acquisitions	6,939
Other, net	(206)

Balance December 25, 2007	191,920
Acquisitions	5,551
Allocation related to units sold or held for sale	(8,810)
Other, net	(131)

Balance December 30, 2008	$188,530

Goodwill increased $5.6 million as a result of the acquisition of 99 units in September 2008 and 189 units in December 2008. Goodwill decreased by $8.8 million related to the sale of 70 units in December 2008 and 42 units in January 2009 (See Note 3 – Discontinued Operations). The Company completed its annual impairment testing during the second quarter of 2008 and determined that goodwill was not impaired. Given uncertainty surrounding the U.S. economy and the sale of stores that occurred during the fourth quarter, the Company also completed an interim impairment test during the fourth quarter of 2008 and determined that goodwill was not impaired.

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights	46
Favorable leasehold interests	15
Unfavorable leasehold interests	10
Internally developed software	5
Non-compete agreements	5

Intangible assets subject to amortization pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” are summarized below (in thousands):

	December 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$429,923	$(22,008)	$407,915
Favorable leasehold interests	9,597	(1,945)	7,652
Unfavorable leasehold interests	(3,778)	584	(3,194)
Internally developed software	1,069	(570)	499
Non-compete	1,925	(1,027)	898

Total	$438,736	$(24,966)	$413,770

	December 25, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$448,594	$(15,521)	$433,073
Favorable leasehold interests	10,194	(1,431)	8,763
Unfavorable leasehold interests	(1,156)	341	(815)
Internally developed software	1,069	(356)	713
Non-compete	1,925	(642)	1,283

Total	$460,626	$(17,609)	$443,017

In 2008, the Company recorded a loss on discontinued operations related to the sale of units to PHI; such loss included $56.4 million of net franchise rights. (See Note 3.)

Annual amortization during the next five fiscal years is expected to be as follows: $9.9 million in fiscal 2009; $10.0 million in fiscal 2010; $9.7 million in fiscal 2011; $9.6 million in fiscal 2012; and $9.6 million in fiscal 2013.

Note 6 – Senior Secured Credit Facility and Senior Subordinated Debt

The Company’s debt consisted of the following (in thousands):

	December 30, 2008		December 25, 2007
Senior Secured Credit Facility	$275,804	(1)	$240,000
Senior Subordinated Notes	175,000		175,000
Senior Secured Revolving Credit Facility	3,000		15,500

	453,804		430,500
Less current portion	17,094		4,246

	$436,710		$426,254

(1) Includes $40.0 million term loan borrowed under the accordion loan feature.

The Company’s Senior Secured Credit Facility was dated May 3, 2006 and consisted of a $75.0 million revolving credit facility and a $300.0 million term loan note. There was $3.0 million outstanding under the revolving credit facility as of December 30, 2008 with an average interest rate of 2.3%. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. Availability under this facility is reduced by letters of credit, of which $21.7 million were issued at December 30, 2008. Commitment fees are paid based upon the unused balance of the facility and the fees are determined based upon the aforementioned leverage ratio and were 0.5% at December 30, 2008. Commitment fees and letter of credit fees are reflected as interest expense. The revolving credit facility is secured by substantially all of the Company’s assets and is due May 3, 2012.

Under the Company’s $300.0 million term loan note, interest is paid at LIBOR plus 1.75%, or the base rate (as defined), plus 0.75%. On October 8, 2008 the Company borrowed $40.0 million pursuant to an incremental term loan entered into by the Company under the existing credit facility’s $100.0 million term accordion feature, reducing the Company’s remaining available term loan accordion capacity to $60.0 million. The proceeds were primarily used to pay down borrowings on the Company’s revolving credit facility as a result of the September 2008 99-unit acquisition and to augment cash reserves. Under the $40.0 million incremental term loan, interest is paid at LIBOR plus 2.25%, or the base rate (as defined) plus 1.25%. The combined weighted average rate was 4.9% at December 30, 2008. These notes contain scheduled principal payments outlined below and may be prepaid at any time without penalty. The term loan note is secured by substantially all of the Company’s assets and is due May 3, 2013.

The Senior Subordinated Notes (“Notes”) bear interest at the rate of 9.5% payable semi-annually in arrears on May 1 and November 1 until maturity of the Notes on May 1, 2014. These Notes are unsecured and are subordinated to the Senior Secured Credit Facility and other senior indebtedness, as defined. There are no required payments until maturity and these Notes are subject to yield maintenance penalties if redeemed prior to May 1, 2010. Until May 1, 2009, the Notes can be redeemed up to 35% at a redemption price of 109.50%, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings. Effective May 1, 2010, these Notes may be redeemed at a redemption price of 104.750% plus accrued and unpaid interest until May 1, 2011, when the redemption price becomes 102.375% and remains such until May 1, 2012, when these Notes can be redeemed at the face amount, plus accrued and unpaid interest. The issuance of these Notes was registered under the Securities Act of 1933.

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At December 30, 2008, the Company was in compliance with all of its debt financial covenants.

Based upon the provisions of the Senior Secured Credit Facility, the Company will be required to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after the Company’s fiscal year ended December 30, 2008. This mandatory prepayment will be approximately $17.1 million based upon the amount of excess cash flow generated during fiscal 2008 and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement.

The estimated fair value of the Company’s debt facilities was as follows (in thousands):

	December 30, 2008	December 25, 2007
Term Loan Note	$208,232	$225,300
Senior Subordinated Notes	131,250	155,800
Revolving Credit Facility	3,000	15,500

	$342,482	$396,600

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

Maturities of long-term debt are as follows (amounts in thousands):

Fiscal year ended:
2009	$17,094
2010	1,340
2011	2,681
2012	5,681
2013	252,008
Thereafter	175,000

$453,804

Note 7 – Income Taxes

From January 1, 2003, through May 2, 2006, the Company was an S Corporation for income tax purposes. As of May 3, 2006, the Company became a C Corporation. No income tax provisions were recorded in any periods presented in this report prior to May 3, 2006.

The provision (benefit) for income taxes for the fiscal years ended December 30, 2008 and December 25, 2007, consisted of the following (in thousands):

	December 30, 2008	December 25, 2007
Current:
Federal	$(1,408)	$(756)
State	(214)	23
Deferred:
Federal	3,125	298
State	1,125	75

Income tax expense (benefit)	$2,628	$(360)

Items of reconciliation to the statutory rate:

Tax computed at U.S. federal statutory rate	34.0%	34.0%
State and local income taxes (net of federal benefit)	3.7	4.3
Permanent book/tax differences	5.2	17.7
Tax credits	(24.8)	(80.7)
FIN 48 accrual	5.9	15.7
Other	1.9	(1.2)

Income tax expense (benefit)	25.9%	(10.2)%

The $13.1 million decrease in net deferred tax liabilities was recorded as follows: $4.2 million in income tax expense, $(15.5) million in discontinued operations and $(1.8) million in other comprehensive loss.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2008	December 25, 2007
Assets:
Insurance reserves	$6,645	$5,891
Deferred gains	1,682	1,162
Profit sharing and vacation	3,897	4,377
FIN 48 tax benefit	3,035	2,706
General business credit carryforwards	1,844	—
Other	1,831	1,381
Other comprehensive loss	2,671	823

Total deferred tax assets	21,605	16,340

Liabilities:
Depreciation and amortization	(133,221)	(140,844)
Other	(1,093)	(1,338)

Total deferred tax liabilities	(134,314)	(142,182)

Net deferred tax liability	$(112,709)	$(125,842)

Current asset	$4,531	$2,377
Non-current liability	$(117,240)	$(128,219)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on December 27, 2006. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review in the Company’s first quarter of fiscal 2007, the Company adjusted the estimated value of its gross uncertain tax positions from $1.8 million to $8.8 million. The adjustment to increase reserves was made with a charge to retained earnings of $0.4 million and an increase to goodwill for pre-acquisition exposures of $6.6 million. Additionally, a deferred tax asset was established for future tax benefits related to exposures for state taxes and interest of $2.4 million with an offsetting reduction primarily to goodwill.

The liability for uncertain tax positions was $11.8 million as of December 30, 2008, is considered long term and is included in other deferred items in the consolidated balance sheet. The $11.8 million liability includes $5.1 million for interest and penalties, as the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The Company recorded a deferred tax asset related to total state tax exposures of $3.0 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 25, 2007	$10,847
Additions based on tax positions related to the current year	43
Additional interest / penalties accrued	999
Lapse of applicable statute of limitations	(137)

Balance at December 30, 2008	$11,752

The net impact on the effective tax rate from the release of unrecognized tax benefits would be $1.2 million, if recognized. The Company does not anticipate a significant increase or decrease in unrecognized tax benefits within 12 months of December 30, 2008.

From January 1, 2003 through May 2, 2006 the Company was an S Corporation for income tax purposes. The Company files income tax returns in the U.S. and various state jurisdictions. As of December 30, 2008, the Company is subject to examination in the U.S. federal tax jurisdiction for the 2005-2007 tax years. The Company is also subject to examination in various state jurisdictions for the 2001-2007 tax years, none of which was individually material.

At December 30, 2008, the Company had U.S. general business credit carryforwards of $1.9 million which expire in 2028.

Note 8 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of SFAS 133 as amended. In accordance with SFAS 133, the Company designates these swaps as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following swap agreements were entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at December 30, 2008:

Effective Date	Notional Amount (in thousands)		Fixed Rate Paid	Maturity Date
June 6, 2006	$85,000	(1)	5.39%	December 31, 2010
January 31, 2008	50,000		3.16%	January 31, 2011
April 7, 2008	50,000		2.79%	April 7, 2011
November 18, 2008	30,000		2.81%	November 18, 2011

	$215,000

(1) Subsequently amortized to $50.0 million on December 31, 2008 based on swaps amortization schedule.

The following table presents the fair value of the Company’s hedging portfolio as of December 30, 2008 and December 25, 2007 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	Dec. 30, 2008	Dec. 25, 2007
Other deferred items	$6,796	$2,094

All of the Company’s derivatives were in SFAS 133 cash flow hedging relationships. The effect of the derivative instruments on the consolidated financial statements was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	53 Weeks ended Dec. 30, 2008	52 Weeks ended Dec. 25, 2007	Location	53 Weeks ended Dec. 30, 2008	52 Weeks ended Dec. 25, 2007
Interest rate contracts	$(4,362)	$(644)	Interest expense	$(1,508)	$(92)

The total amount of deferred cash flow hedge losses recorded in other comprehensive income as of December 30, 2008 in the amount of $3.7 million is expected to be reclassified to future earnings within the next twelve months, contemporaneously with the net settlement of the underlying quarterly interest payments, which may vary based on actual changes within the LIBOR market rates.

As of December 26, 2007, the Company adopted SFAS 157 for the fair value measurement of recurring items, in particular its interest rate swaps. There was no material impact from the adoption on the basis for which the fair value of these items was determined. The Company measures the fair value of its interest rate swaps under a Level 2 input as defined by SFAS 157. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During fiscal 2008 and 2007, there was virtually no ineffectiveness related to cash flow hedges.

Note 9 – Commitments and Contingencies

The Company leases certain restaurant equipment and buildings under operating leases. The majority of the Company’s leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiations, however the table below does not include obligations related to lease renewal option periods even if it is reasonably assured that the Company will exercise the related option. Future minimum lease payments, including non-operating assets, at December 30, 2008 consisted of (in thousands):

Fiscal year
2009	$41,597
2010	37,120
2011	32,488
2012	27,575
2013	24,708
Thereafter	118,182

Total minimum lease commitments(1)	$281,670

(1) Total minimum lease payments have been reduced by aggregate minimum noncancelable sublease rentals of $0.9 million.

The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following (in thousands):

	Fiscal years ended
	December 30, 2008	December 25, 2007	December 26, 2006
Minimum rents	$34,501	$30,651	$24,631
Contingent rents	1,663	1,760	1,651

	$36,164	$32,411	$26,282

At December 30, 2008, the Company had commitments under construction contracts and purchase commitments for restaurant equipment totaling approximately $1.3 million.

Under the Company’s franchise agreements, the Company is required to rebuild or re-image a substantial number of restaurants, depending upon certain criteria as defined in the franchise agreements. Certain of the assets to be rebuilt are currently paying royalties of 6.5% of sales, as defined in the franchise agreements, and will qualify for a reduction in royalty rate of up to 2.5% of sales depending upon the timing and nature of the asset action. The Company expects to incur capital expenditures of approximately $33.4 million over the remaining 7 years to meet this requirement. In addition, the Company expects to incur approximately $1.0 million for capital expenditures to meet certain WingStreet™ development requirements under its franchise agreements. As part of its 2008 Location Franchise Agreement that was effective with the December 2008 acquisitions of Pizza Hut units from PHI, the Company is required to complete certain major asset actions within 10 years of the acquisition date and expects to incur approximately $9 million over the next 10 years to meet these requirements.

Concurrently with the closing of the 2006 Transactions, the Company acquired the 75% membership interest in Hawk-Eye that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest that management ultimately exchanged for membership interests in Holdings with an equivalent fair market value. Additionally, in September 2006, certain members of its Board of Directors purchased membership interests in Holdings. The total membership interests not owned by MLGPE are $3.3 million as of December 30, 2008. Under the terms of the Amended and Restated Limited Liability Company Agreement of Holdings (“LLC Agreement”), the membership interests are mandatorily redeemable units, which are required to be repurchased by Holdings upon the resignation of the member. However, the value of this liability is subject to a formula as defined within the LLC Agreement based upon the terms of the member’s resignation. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be required to provide a distribution to Holdings in the event of a member’s resignation from the Company. The value of this contingent obligation is subject to a formula as defined within the LLC Agreement. Based on the financial results for fiscal 2008, the Company estimates the membership interests to have a combined value of approximately $3.3 million to $4.9 million, of which the value varies based upon the terms of the member’s resignation, as defined within the LLC Agreement.

Note 10 – Insurance Reserves

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

The Company recorded estimated liabilities for claims loss reserves of $19.4 million and $16.9 million at December 30, 2008 and December 25, 2007, respectively.

Note 11 – Employee Benefit Plans

The Company has benefit plans that include: a) non-statutory stock option plans for its employees and non-employee directors, b) a qualified retirement plan, c) a non-qualified Deferred Compensation Plan, and d) a non-qualified Profit Sharing Plan (POWR Plan).

In May 2006, Holdings agreed to establish a new stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests. This stock incentive plan is accounted for under the provisions of SFAS 123(R) “Share-Based Payment.”

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 25, 2007	12,841	$1.62
Granted	1,970	1.95
Exercised	—	—
Forfeited or expired	(937)	1.71

Outstanding at December 30, 2008	13,874	$1.66	7.8

Exercisable at December 30, 2008	2,581	$1.00	7.4

Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date of the 2006 Transactions calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon termination of service by the member. At December 30, 2008, there were 0.2 million shares available for future grants under the Plan.

Under their respective employment agreements, the following options have been granted to certain members of management (in thousands):

	As of December 30, 2008	As of December 25, 2007
Non-time vesting options	1,625	1,625
Time vesting options	3,583	3,279
Change of control options	8,666	7,937

Total options granted	13,874	12,841

Total options exercisable	2,581	1,980

The exercise price of the non-time vesting and time vesting options for those options issued in conjunction with the 2006 Transactions was established based on the aggregate equity investment in Holdings at the time of closing of the 2006 Transactions divided by the number of outstanding membership interests, or $1.00. Similarly, the exercise price of the change of control options was established as twice the exercise price of the non-time vesting and time vesting options granted, or $2.00. The exercise price of options granted throughout fiscal 2008 was determined at the discretion of the Compensation Committee of Holdings. The exercise price for all options granted was equal to or greater than the fair market value of the option on the date of grant.

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

As of December 30, 2008, no options had been exercised by management. One member of management terminated employment on February 29, 2008; non-vested options previously granted to this member were forfeited immediately, with vested options forfeited during the second quarter of fiscal 2008, based upon the provisions of the Plan, as shown above. As no triggering events have been deemed probable as of December 30, 2008, the Company has recorded no compensation expense for options granted in fiscal years 2008, 2007 and 2006.

The Company has adopted the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides matching contributions. Contributions by the Company to these plans were $0.8 million during fiscal 2008 and $0.7 million during fiscal 2007 and 2006. Additionally, the Company has adopted the POWR Plan, to which contributions are based on certain financial targets set by the Company’s Board of Directors each year. Under this plan, the Company accrued $0.7 million, $0.6 million, and $0.8 million in fiscal 2008, 2007 and 2006, respectively. Generally, each of these accruals was paid during the first quarter of the following fiscal year. Annual contributions to these plans are net of employee forfeitures for that respective year. Contributions to these plans by the Company are maintained in a rabbi trust held with a third party administrator. The Company records the plan assets of these funds at the fair market value of the underlying investments at each reporting period. Investments held within the rabbi trust were $5.9 million and $7.3 million as of December 30, 2008 and December 25, 2007, respectively. The fair market value of the underlying investment was based upon independent market data considered to be a Level 1 input under SFAS 157.

In addition, the Company entered into deferred compensation contracts with certain key executives during fiscal 1999. Based on the provisions of the plan, the vesting requirements were accelerated based upon a change of control. Therefore, expense for the payment of this plan was recognized in full in connection with the 2006 Transactions (see Note 1) in the amount of $12.1 million during fiscal 2006. The Company recorded expense related to these contracts, excluding the accelerated payout in fiscal 2006 of $0.3 million (predecessor).

Note 12 – Related-Party Transactions

MLGPE Advisory Agreement. Upon completion of the 2006 Transactions, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Pursuant to the advisory agreement, MLGPE was paid $3.0 million at the closing for the financial, investment banking, management advisory and other services performed in connection with the 2006 Transactions and reimbursed $0.9 million for certain expenses incurred in rendering those services. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company paid $1.0 million to MLGPE for the fee during each of the fiscal years ended 2008 and 2007.

Merrill Lynch & Company Investments Derivative Transaction. On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010, the notional amount of this swap was $85.0 million at fiscal year end 2008. Merrill Lynch Capital Services, Inc. (“MLCS”), was the counterparty on $42.5 million of the total notional amount, and JPMorgan Chase Bank, N.A. (“JPMCB”), an unrelated party, was the counterparty on the residual $42.5 million. Under this swap, the Company will pay both counterparties 5.39% and receive the three-month LIBOR rate as determined on the reset dates.

These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million Term Loan B Notes under the Senior Secured Credit Facility. As of December 30, 2008, the Company has recognized $3.1 million ($1.9 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

Effective April 7, 2008, the Company entered into a floating-to-fixed rate interest rate swap agreement expiring April 7, 2011, on a notional amount of $50.0 million with MLCS as the counterparty to the transaction. Under this swap, the Company will pay MLCS 2.79% and receive the three-month LIBOR rate as determined on the reset dates. This swap was entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. As of December 30, 2008, the Company has recognized $1.2 million ($0.7 million after tax) of other comprehensive losses related to the fair market value of this interest rate swap.

Bank of America Merchant Services. In January 2009, Bank of America Corporation acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During fiscal 2008 the Company paid Bank of America Merchant Services $0.2 million for credit card processing services.

Note 13 – Subsequent Events

On January 20, 2009, the Company closed on an Asset Purchase and Sale Agreement with PHI pursuant to which PHI agreed to purchase from the Company 42 units located in Louisiana and Indiana for $19.0 million in cash and the Company agreed to purchase from PHI 55 units in Colorado for $18.5 million in cash. These units were classified as held for sale at December 30, 2008 and the Company recorded a $17.2 million pre-tax loss to reduce the carrying amount of these units to fair value. This loss was included in discontinued operations. (See Note 3.) The acquisition was funded from the proceeds of the sale of units to PHI. Annual rent for these acquired units will be approximately $2.1 million.

Additionally, on February 17, 2009 the Company closed on an Asset Purchase Agreement with PHI pursuant to which NPC agreed to purchase from PHI 50 units in Illinois and Missouri for $14.2 million in cash. This acquisition was funded from borrowings on the Company’s $75.0 million revolving credit facility. Annual rent for these units will be approximately $1.9 million.

Note 14 – Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations in fiscal 2008 and 2007 (amounts in thousands):

2008(1)	Quarter 1	Quarter 2	Quarter 3	Quarter 4(2)
Net product sales	$159,658	$160,315	$156,980	$189,876
Operating income from continuing operations	12,360	10,142	8,736	12,764
Income from continuing operations, net of tax	2,871	1,100	356	3,197
Income (loss) from discontinued operations, net of tax	1,333	872	781	(28,564)
Net income (loss)	$4,204	$1,972	$1,137	$(25,367)

2007(1)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net product sales	$148,613	$145,879	$147,269	$152,873
Operating income from continuing operations	11,408	9,960	9,869	10,299
Income from continuing operations, net of tax	1,332	202	409	1,941
Income from discontinued operations, net of tax	1,078	1,160	1,443	205
Net income	$2,410	$1,362	$1,852	$2,146

(1)        Quarterly financial data has been retrospectively adjusted to reflect discontinued operations. See Note 3 for further discussion.

(2)        As discussed in Note 3, the Company incurred losses related to discontinued operations totaling $30.3 million, net of taxes, in the fourth quarter of 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-K for fiscal 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 30, 2008.

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth information with respect to the individuals that serve as our executive officers and directors.

Name	Age	Position
James K. Schwartz	47	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer
Troy D. Cook	46	Executive Vice President–Finance and Chief Financial Officer
D. Blayne Vaughn	52	Senior Vice President–Head of Operations
Linda L. Sheedy	40	Vice President of Marketing
Lavonne K. Walbert	45	Vice President of Human Resources
Michael J. Woods	47	Vice President of Information Technology
Susan G. Dechant	38	Vice President of Administration and Chief Accounting Officer
Kirby W. Mynier	51	Territory Vice President–East
Tracy A. Armentrout	48	Territory Vice President–West
Thomas D. White	49	Territory Vice President–South
Brandon K. Barnholt	50	Director
Christopher J. Birosak	54	Director
Cassey L. Plantada	34	Director
Robert F. End	53	Director
Charles W. Peffer	61	Director

James K. Schwartz joined us in late 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In January 1995, he was promoted to President and Chief Operating Officer and then to Chief Executive Officer in December 2004. Mr. Schwartz is a Director of the Unified Foodservice Purchasing Co-op Board and served as its Chairman in 2004. He is actively involved in the Pizza Hut system and is serving on the Pizza Hut Advertising Committee and is Chairman of the Franchisee Board in 2009. In 2004, Mr. Schwartz was inducted into the Pizza Hut Franchisee Hall of Fame. Mr. Schwartz is a certified public accountant and earned a B.S. in Accounting and Business Administration from the University of Kansas in 1984. He also serves as Trustee and Treasurer of the Barstow School.

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

D. Blayne Vaughn joined us in November 1985 as an Area General Manager. He was promoted to Regional Manager in 1990 and then Regional Vice President in 1993. In May 1997 he was promoted to Vice President of Pizza Hut operations for the Western Division and in January 2003, Mr. Vaughn became Vice President Operations for the Northern Territory. In January 2007, he was promoted to Senior Vice President of Operations of the Northern Territory and to his current position of Senior Vice President Head of Operations in March of 2008. Mr. Vaughn serves on the PHI System Restaurant Readiness Team (SRRT) Committee. Mr. Vaughn has over thirty-five years of experience in the food service industry. In 1974 Mr. Vaughn started with PHI and worked there until January 1981 when he left as an Area Supervisor to work for a Godfathers Pizza franchisee from April 1981 through November of 1985 as the company’s Director of Operations.

Linda L. Sheedy joined us in January 1998 as Vice President Marketing. Mrs. Sheedy serves on various Pizza Hut committees including the Beverage Committee and Marketing Advisory Council. Prior to joining us, she was National Marketing Manager for Captain D’s Seafood restaurants. Mrs. Sheedy has over eighteen years of marketing experience, with fifteen of those years in the food service industry. Mrs. Sheedy held various positions at Valentine-Radford, West Associates Advertising and Tyson Foods. Mrs. Sheedy earned a Bachelor of Journalism degree from the University of Missouri in 1990. Outside affiliations include the University of Missouri Alumni Association Board and volunteer for Kansas City Cares.

Lavonne K. Walbert joined us in February 1999 as Vice President Human Resources. Ms. Walbert serves on various PHI system committees. She is Chairman of the People Capability and Training Committee and is a member of the Government and Political Affairs Committee. Prior to joining us, she was Director of Human Resources for Western Auto Supply Company. Ms. Walbert has twenty-three years of human resources experience in the sales and services industry. She has thirteen years experience in retail with Western Auto Supply Company. Ms. Walbert earned her B.S. in Human Resources Management from the University of Kansas in 1986 and an MBA from Rockhurst in 1999. Ms. Walbert is also affiliated with the National Society of Human Resource Management.

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

Kirby W. Mynier joined NPC in 2002 as a Region Manager. Prior to joining us, he was Regional Vice President for Jack In The Box from 1998 to 2002 and Area Manager for Taco Bell Corporation from 1993 to 1998. Mr. Mynier has 32 years of experience in the food service industry. Mr. Mynier has a B.S. from Conrad Hilton School of Hotel/Restaurant Management, University of Houston and an M.B.A. in Accounting and Finance from the University of Texas. He is a published co-author (with M. Lynn) of “Effect of Server Posture on Restaurant Tipping” in the Journal of Applied Social Psychology.

Tracy A. Armentrout joined us in 2000 as an Area General Manager as a result of an acquisition of units from PHI. He was promoted to Regional Manager in 2004 and then to his current position as Vice President for the Western Territory in 2008. Mr. Armentrout serves on the PHI CHAMPS advisory board. Mr. Armentrout started with PHI in 1980 and was promoted to Assistant Manager 1983, Restaurant General Manager in 1984, then Area Coach in 1989. He has over twenty-nine years of experience in the food service industry. Mr. Armentrout earned his B.S. in Criminal Justice and Law Enforcement from Northeast Missouri State in 1983.

Thomas D. White joined us in 2008 as Vice President-Southern Territory. Prior to joining us, he was Regional Vice President of Jack in the Box from 1997 to 2008 with accountability for 179 units where he developed numerous operations improvements in retention and training. He has held various management positions with Wendy’s International from 1992 to 1997 and KFC National Management Company from 1987 to 1982. Mr. White began his career as a supervisor and then area sales manager for 140 convenience stores with Southland Corporation from 1982 to 1987. Mr. White has over twenty-four years in the food service and retail industry and earned a B.S. in Business Administration from the University of Rhode Island in 1981.

Brandon K. Barnholt became a director upon closing of the Acquisition. Mr. Barnholt is President and CEO of Kehe Food Distributors, Inc., one of the largest specialty food distributors in the U.S. Until September 2006, Mr. Barnholt was the President and CEO of White Hen Pantry, Inc., a convenience store chain. Prior to leading the management/private equity purchase of White Hen Pantry, Mr. Barnholt was the President and CEO of the 1,200 store retail gas and convenience store chain, Clark Retail Enterprises, Inc. On October 15, 2002, Clark Retail Enterprises filed for Chapter 11 bankruptcy protection. From early 1992 to mid-1999 Mr. Barnholt led the 800 store retail and wholesale marketing business for Clark Refining and Marketing, Inc. Mr. Barnholt began his career with Conoco Inc. and has managed retail and wholesale businesses for over 25 years. During his career, Mr. Barnholt has led numerous acquisitions and dispositions and has a solid depth of experience in the capital markets. Mr. Barnholt earned a B.S. degree in Finance and Economics from the University of Northern Colorado and is Vice Chair of the University of Northern Colorado Foundation.

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

Charles W. Peffer became a director upon closing of the Acquisition. Mr. Peffer was a partner of KPMG LLP from 1979 until his retirement in 2002. During that period, Mr. Peffer was the audit partner for many public and private companies and served as Managing Partner of KPMG LLP’s Kansas City office from 1993 to 2000. Mr. Peffer has been a Certified Public Accountant and member of the American Institute of Certified Public Accountants and Kansas and Missouri Societies of CPAs. Mr. Peffer is a director of the Commerce Funds, a family of six funds with approximately $1.2 billion in assets, and Garmin Ltd, a NASDAQ 100 company in the technology and consumer electronics industries. Mr. Peffer earned a B.S. in Business Administration from the University of Kansas and an M.B.A. from Northwestern University.

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

Compensation Discussion and Analysis

Background of Compensation Program

On May 3, 2006, our former stockholders completed the sale of all our outstanding shares of capital stock to NPC Acquisition Holdings, LLC, or “Holdings,” a company controlled by Merrill Lynch Global Private Equity, or “MLGPE,” and its affiliates. In this Annual Report on Form 10-K, we refer to the acquisition of all of our capital stock by Holdings and related financings, as the “2006 Transactions.” In connection with the 2006 Transactions, we issued $175.0 million of 9-1/2 Senior Subordinated Notes due 2014 pursuant to Rule 144A, which were subsequently exchanged for substantially identical notes that were registered under the Securities Act of 1933, referred to as the “Notes.” The term “Named Executive Officer” used in this discussion refers to James Schwartz, our principal executive officer, Troy Cook, our principal financial officer, and our three other most highly compensated executive officers during 2008. These other Named Executive Officers include Blayne Vaughn, Senior Vice President – Head of Operations, Lavonne K. Walbert, Vice President – Human Resources and Mike Woods, Vice President—Information Technology and Chief Information Officer.

The following discussion of our compensation philosophy and policies reflects the views of our current Compensation Committee, or the “Committee,” which is composed solely of three independent directors (as defined under NASDAQ Stock Market Rules). Under its Charter, the Compensation Committee determines the amount and elements of compensation of our Chief Executive Officer, subject to ratification by the Board of Directors, and recommends to the Board of Directors, the amount and elements of compensation of our other executive officers.

The definitive stock purchase, or the “Purchase Agreement,” between our former stockholders and Holdings, dated May 3, 2006, included a condition to the 2006 Transactions that we enter into employment agreements with each of Mr. Schwartz, our President, Chief Executive Officer and Chief Operating Officer, and Mr. Cook, our Executive Vice President – Finance and Chief Financial Officer. The terms of these employment agreements were negotiated at arms length, following the negotiation of the terms of the Purchase Agreement but before the closing of the 2006 Transactions, by Mr. Schwartz and Mr. Cook and their counsel, on the one hand, and Holdings and its counsel, on the other hand. These employment agreements were amended on December 29, 2008, effective fiscal 2009, and copies of the amendment was filed with the SEC in a Form 8-K on January 5, 2009 (collectively, the “Amended and Restated Agreements”). The changes made in each of the Amended and Restated Agreements included the following: (i) the term of the respective agreement was extended to three years from the effective date of the Amended and Restated Agreement, (ii) the renewal periods were increased from one year to two years, (iii) changes were made to the computation of bonus compensation to provide for incremental accruals between the threshold, target and maximum bonus amounts, (iv) certain changes were made to employee benefits provided, including the provision of life insurance and changes in use of the Company’s airplane and (v) the severance payments payable upon termination without cause or termination by the executive with good reason were amended to provide for payment of a pro rata bonus. The Compensation Committee approved the changes negotiated with Mr. Schwartz and Mr. Cook based upon the Committee’s satisfaction with the services provided by Mr. Schwartz and Mr. Cook and the Committee’s desire to strengthen the performance and retention incentives provided to Mr. Schwartz and Mr. Cook. The Amended and Restated Agreements were subsequently amended on March 10, 2009 (the “Amendment, dated as of March 10, 2009, to Amended and Restated Agreements”). The parties to the Amended and Restated Agreements intended that the calculation, timing of payment and other matters relating to the bonus compensation for Mr. Schwartz and Mr. Cook for their service to the Company in 2008 would be governed by the Amended and Restated Agreements rather than their original employment agreement which was entered into on May 3, 2006. The Amendment, dated as of March 10, 2009, to the Amended and Restated Agreements effects such a change. Based on the amended terms of these agreements, the Compensation Committee has discretion to vary the amount and elements of compensation received by Mr. Schwartz and Mr. Cook only to the extent of increasing the minimum levels of such compensation beyond those specified in their respective employment agreements, which are described below.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific short-term and long-term goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation, as well as the amount and structure of the compensation elements constituting our compensation program, in order to ensure that the Company maintains its ability to attract, motivate and retain highly qualified employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes that the compensation packages provided by the Company to its executives, including the Named Executive Officers, should include both cash and stock-based compensation that reward performance, as measured against established goals.

In order to ensure that the compensation program is structured to remain competitive, the Compensation Committee reviews and takes into account competitive compensation data gathered by the Vice President – Human Resources regarding the elements of compensation and the amount of each element paid by comparable competitors for executives in positions that are similar to our executive officer positions. The primary source data for all elements of compensation is the Chain Restaurant Compensation Association (“CRCA”), which is a survey conducted by the Hay Group, and includes a variety of restaurant groups. The 2008 survey included 33% Dinner Houses, 16% Family Dining establishments, 8% Quick Casual, 24% Quick Service and 19% Restaurant Groups. The Company has utilized this survey as a guide to establishing compensation for a number of years; we do not have input or control over the restaurant groups that participate in this survey. However, despite any variance in the participating restaurant groups, the Company utilizes the CRCA data as a guide and also considers relative volume levels, our franchise status, and our capital structure to determine a competitive compensation structure.

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

2008 Elements of Compensation

The principal components of compensation for the Named Executive Officers for the 2008 fiscal year are described below.

Annual Base Salary

Executive officers are paid a base salary as compensation for performance of their primary duties and responsibilities. The annual base salaries for Mr. Schwartz and Mr. Cook for the period after the 2006 Transactions were set by their employment agreements. Merit increases for the 2008 fiscal year were determined and approved by the Compensation Committee. The annual base salary of the Senior Vice President –Head of Operations and Vice President – Human Resources is recommended by the Chief Executive Officer to the Compensation Committee. The salary of the Vice President – Information Technology is recommended by the Chief Financial Officer to the Chief Executive Officer, who, in turn, recommends such compensation to the Compensation Committee. Recommendations for salary include consideration of the following:

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

For fiscal 2008, the Amendment, dated as of March 10, 2009 to Amended and Restated Agreements with Mr. Schwartz and Mr. Cook provide them with the opportunity to earn annual cash incentive compensation of up to the following percentages of their annual base salary if the specified percentage of the EBITDA Target is achieved: (i) 25% of base salary if at least 95% of the EBITDA Target is achieved; (ii) 50% of base salary if at least 100% of the EBITDA Target is achieved; and (iii) 75% of base salary if 105% or more of the EBITDA Target is achieved; however, (i) if EBITDA was greater than 95%, but less than 100%, of the EBITDA Target, the incentive compensation paid would equal 50% of base salary minus the Adjustment Amount and (ii) if EBITDA was greater than 100% of the EBITDA Target, the incentive compensation would equal 50% of base salary plus the Adjustment Amount , up to a maximum of 75% of base salary. The term “Adjustment Amount” is defined in their respective employment agreements and generally provides for an incremental adjustment in the amount of bonus between the threshold, target and maximum bonus amounts based on the difference between actual EBITDA and the EBITDA Target. They also have the opportunity to earn additional cash bonus compensation each year in recognition of outstanding performance as determined by the Board of Directors in its sole discretion. Such a discretionary bonus was awarded to Mr. Schwartz and Mr. Cook during fiscal 2006 as a one-time award for their exemplary performance achieved by their execution throughout and following the Transactions; however, no such discretionary compensation was granted during fiscal years 2007 and 2008. The primary form of incentive compensation awarded to Mr. Schwartz and Mr. Cook is anticipated to be granted for achievement of the EBITDA Target noted above, with little to no emphasis on discretionary awards in the ongoing term of their employment.

Mr. Vaughn incurred a change in bonus structure for fiscal 2008, consistent with the increase in his responsibilities in connection with his promotion to Senior Vice President – Head of Operations, with operational oversight of each of our territories. For fiscal 2008, Mr. Vaughn was eligible to earn target cash incentive compensation of $100,000, of which 50% was based upon achievement of the EBITDA Target as follows: (i) 50% of bonus target, or $25,000, if at least 95% of the EBITDA Target is achieved; (ii) 100% of bonus target, or $50,000, if at least 100% of the EBITDA Target is achieved; and (iii) 120% of bonus target, or $60,000, if 105% or more of the EBITDA Target is achieved. Mr. Vaughn was also eligible for incentive compensation targeted to be 25% of his total incentive compensation paid, or $25,000, the specific amount of which is determined primarily based on a pyramidal bonus structure involving each level of restaurant management on a system wide basis that is designed to align his incentives with each territory and ensure that each level of management within each respective territory is working together effectively to accomplish financial and other performance goals of the Company. This restaurant operations bonus is calculated based upon the aggregate cash incentive compensation payable to each Territory Vice President who reports to the Senior Vice President – Head of Operations, which, in turn, is based on the amount of cash incentive compensation payable to all of the regional managers who report to the respective Territory Vice President, which in turn, is based on the amount of cash incentive compensation payable to area general managers who report to the respective regional managers, which, in turn, is based on the amount of the cash incentive compensation payable to restaurant general managers who report to the respective area general managers. Finally, Mr. Vaughn was eligible for incentive compensation for specific leadership goals that are tied to financial performance and are determinable based on specified operational metrics, such as restaurant general manager turnover, comparable store sales, food safety, CHAMPS scores and delivery metrics. The leadership goals bonus was targeted to be 25% of his total incentive compensation paid, or $25,000.

Ms. Walbert is responsible for the training and human resource management of all of our stores in operation. For fiscal 2008, Ms. Walbert was eligible to earn target cash incentive compensation of $38,090, of which 50% was based upon the achievement of the EBITDA Target as follows: (i) 50% of bonus target, or $9,523, if at least 95% of the EBITDA Target is achieved; (ii) 100% of bonus target, or $19,045, if at least 100% of the EBITDA Target is achieved; and (iii) 120% of bonus target, or $22,854, if 105% or more of the EBITDA Target is achieved. Ms. Walbert was also eligible to receive incentive compensation for restaurant general manager turnover and turnover in hourly employees based on specified metrics for all stores, which was targeted to be 25%, or $9,523, and 15%, or $5,713, respectively, of her total incentive compensation paid. Finally, Ms. Walbert was eligible for incentive compensation targeted as 10% of her total incentive compensation paid, or $3,809, based upon the successful completion of certain projects, which is determined at the discretion of the President, Chief Executive Officer and Chief Operating Officer.

As the officer with principal supervisory responsibility over our information systems, Mr. Wood’s role has a significant impact on our operational efficiency and effectiveness. However, the goals in his area are more project and systems oriented and less susceptible to direct and immediate measurement of their effect on financial performance. As a result, his total cash compensation is more heavily weighted to salary so that his opportunity to receive annual incentive compensation in 2008 was targeted as $45,652, or 30% of base salary. Of this total annual incentive compensation opportunity, $22,826 was targeted to be paid based upon meeting a range of specified EBITDA Targets as follows: (i) 50% of bonus target, or $11,413, if at least 95% of the EBITDA Target is achieved; (ii) 100% of bonus target, or $22,826, if at least 100% of the EBITDA Target is achieved; and (iii) 120% of bonus target, or $27,391, if 105% or more of the EBITDA Target is achieved. Additionally, Mr. Woods was eligible to receive incentive compensation targeted as $22,826 to be paid based upon the successful completion of specified information technology projects, which are determined at the discretion of the Executive Vice President – Finance and CFO.

The cash incentive compensation targets were established by the Board of Directors, based upon the financial operating plan for the Company for fiscal 2008. The financial operating plan was prepared by management, with board input, and ultimately approved by the Board of Directors. The EBITDA Target for fiscal year 2008 was $97.0 million.

Deferred Compensation and Retirement Plan

The Named Executive Officers are eligible to participate in our Deferred Compensation and Retirement Plan, or the “DCR Plan.” The objective of the DCR Plan is to provide deferred compensation and retirement income to a select group of management or highly compensated employees in years that such executives are not eligible to participate in the NPC International, Inc. Qualified Profit Sharing Plan (401(k) Plan). Most of our peer companies and companies with which we compete for executive-level talent provide similar plans for their executives. The DCR Plan is designed to replicate many of the features available under a tax-qualified retirement plan, including salary deferral features and opportunities to receive employer matching and profit sharing benefits without the tax benefits of a qualified plan. However, due to the non-qualified nature of the plan, any contributions from executive officers or the Company may be subject to the claims of creditors in the event that such claims should be made.

The Compensation Committee determines which executives may participate in the DCR Plan. The DCR Plan affords participants the opportunity to make two types of compensation deferral elections. First, each such executive may elect to defer all or a portion of his or her base salary. Second, the plan allows each such executive the opportunity to separately elect to defer all or a portion of his or her bonus compensation. As an incentive to participate in the DCR Plan, we match executive contributions up to four percent of the sum of the executive’s salary and bonus compensation. We also may provide additional discretionary contributions as a means of rewarding participants for their efforts with us. The amount of any discretionary contribution may vary from year to year based upon our Board’s assessment of those efforts made by DCR Plan participants and our financial needs; however, no such discretionary contributions were awarded during any of the years presented. We believe that both the level of employer-matching contribution and the level of discretionary contributions, if any, that we may contribute to the DCR Plan on behalf of our executive officers are comparable with other peer companies, considered to be those companies included in the Chain Restaurant Compensation Association Survey cited above, who provide similar plans for retirement benefits for their executives under qualified retirement plan arrangements.

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

There are essentially two components to the POWR Plan. The first component provides participants with the opportunity to earn a contribution equal to a specified percentage of the participant’s annual base salary for that year if we meet certain EBITDA targets established by our Board of Directors, or the “POWR Plan EBITDA Target.” This percentage is the same for each Named Executive Officer but varies between a 0-13.5% payout depending on the threshold, target and maximum POWR Plan EBITDA Targets achieved. EBITDA achievement less than the threshold POWR Plan EBITDA Target, or $92.0 million, results in a 0% payout; EBITDA achievement greater than the threshold POWR Plan EBITDA Target, or $92.0-$96.0 million, results in a 9% payout; EBITDA achievement exceeding the target POWR Plan EBITDA Target, or $96.0 million, results in a 13.5% payout. All participants are also eligible to participate in a “Gain Sharing Pool” which represents 5% of our EBITDA that is in excess of a higher POWR Plan EBITDA Target that is set at the discretion of our Board of Directors. The Gain Sharing Pool POWR Plan EBITDA Target for fiscal 2008 was $98.0 million. Each participant’s share of this Gain Sharing Pool is based on the participant’s individual POWR Plan contribution amount, excluding any POWR Plan Plus contribution, compared to the total profit sharing contributions under the POWR Plan. Contributions made under this first component vest at a rate of 25% each year over a four year period beginning with the year for which the contribution is earned. Participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 60 with at least 5 years service.

The second component of the POWR Plan provides an additional contribution, referred to in the plan as the “POWR Plus Contribution” that rewards participants in the plan who have at least ten years of service with us if the target or maximum POWR Plan EBITDA Target payouts, as defined above, are met. This additional contribution level for all years presented is 5% of annual base salary for each Named Executive Officer. Because POWR Plan Plus Contributions are designed to reward loyal and faithful key employees who provide valuable service to us over an extended period of time, they will vest only upon 20 years of employment with us.

Stock Options

In connection with the 2006 Transactions, Holdings agreed to establish a new stock option plan which governs, among other things, the issuance of matching options on purchased membership interests in Holdings, and the grant of options with respect to the membership interests in Holdings. The purpose of this plan, which has been established, are to: (i) attract and retain highly qualified employees for the Company; (ii) motivate them to exercise their best efforts on behalf of the Company and Holdings; (iii) allow participants in the plan to participate in equity value creation at Holdings; and (iv) align the incentives between the participants and Holdings as well as the Company.

Options may be granted under the plan with respect to a maximum of 8% of the membership interests of Holdings as of the closing date of the 2006 Transactions calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate by the Compensation Committee or the Board of Holdings. Options with respect to 1.0% of the interests are “non-time vesting” options, which were vested at grant as a matching incentive based upon the level of equity investment made by the executive officer. These options were made available to our Chief Executive Officer and Chief Financial Officer based upon their purchase of 1,950,000 units and 1,300,000 units of membership interests, at $1.00 per membership unit, in the Company at the date of the 2006 Transactions. Options with respect to 2.0% of the interests will be “time vesting” options, which will vest ratably as to 20% of the interests subject to the option over a five-year period, subject to the option holders’ continued service. The options as to the remaining 5.0% of the interests vest only upon the occurrence of a change of control of Holdings or the Company on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon or within 90 days after the termination of service by the member.

The exercise price of the non-time vesting and time vesting options for those options issued in conjunction with the 2006 Transactions was established based on the aggregate equity investment in Holdings at the time of closing of the 2006 Transactions divided by the number of outstanding membership interests, or $1.00. Similarly, the exercise price of the change of control options was established as twice the exercise price of the non-time vesting and time vesting options granted, or $2.00. The exercise price of options granted throughout fiscal 2008 was determined at the discretion of the Compensation Committee of Holdings. The exercise price for all options granted was equal to or greater than the fair market value of the option on the date of grant. The Committee approved the grant of stock options to Mr. Vaughn in 2008 in connection with his promotion to Senior Vice President – Head of Operations in order to provide additional incentives to Mr. Vaughn in his new position with his increased responsibilities.

Options grants will be made at the discretion and through approval of the Board of Holdings to ensure that compensation to our Named Executive Officers remains competitive and in-line with our peer companies.

Perquisites and Other Personal Benefits

The Company provides Named Executive Officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain highly qualified employees for key positions.

Under the employment agreements with Mr. Schwartz and Mr. Cook, they are each entitled to receive: (i) use of the Company airplane for up to 20 hours per year, (ii) matching gifts aggregating $10,000 annually to nontaxable charitable organizations of their choice, (iii) a complete biannual medical examination at the Cooper Clinic in Dallas, Texas and associated travel expenses, (iv) tax, financial planning and legal services, not to exceed $7,500 and (v) a yearly car allowance of $4,602. Under the Amended and Restated Agreements effective for fiscal 2009, the following changes were made in addition to the perquisites noted above (i) Company airplane usage is increased to 50 hours per year for Mr. Schwartz and Mr. Cook, (ii) Mr. Schwartz is eligible for supplemental long-term disability coverage up to $360,000, and (iii) Mr. Schwartz and Mr. Cook are entitled to a reimbursement for out-of-pocket premiums paid for up to $2 million of life insurance coverage.

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

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended December 30, 2008, December 25, 2007 and December 26, 2006. The Named Executive Officers are the Company’s principal executive officer and principal financial officer, and the three other most highly compensated executive officers ranked by their total compensation in the table below:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
(a)	(b)	(c)(1)	(d)(2)	(e)(3)	(h)(4)	(g)(5)	(h)(6)	(i)(7)	(j)
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	2008 2007 2006	661,853 632,006 574,121	— — 85,000	— — —	0 0 0	368,039 247,212 255,361	— 5,682 61,140	55,135 47,325 40,159	1,085,027 932,225 1,015,781

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	2008 2007 2006	443,670 422,871 386,429	— — 75,000	— — —	0 0 0	246,221 164,808 170,638	— 2,378 43,243	54,696 37,673 30,296	744,587 627,730 705,606

D. Blayne Vaughn Senior Vice President – Head of Operations	2008 2007 2006	229,750 194,252 179,442	— — —	— — —	0 0 0	107,411 99,740 91,066	— 1,441 34,367	11,860 9,962 9,634	349,020 305,395 314,509

Lavonne K. Walbert Vice President – Human Resources	2008	158,323	3,809	—	0	41,712	—	6,918	210,762

Michael J. Woods Vice President – Information Technology and Chief Information Officer	2008 2007 2006	155,399 149,908 145,543	21,913 18,750 22,000	— —	0 0 0	24,984 24,139 25,027	— — 8,301	7,322 7,093 7,112	209,618 199,890 207,983

(1)

Amounts shown are the cumulative base salary earned by the Named Executive Officer throughout fiscal years 2008, 2007 and 2006. These amounts are not reduced by any deferral of compensation for those individuals participating in the Deferred Compensation and Retirement Plan. Base salary for each Named Executive Officer in effect for fiscal years 2008, 2007 and 2006, respectively, were as follows: Mr. Schwartz, $665,000, $637,500 and $600,000; Mr. Cook, $445,000, $425,000 and $400,000; Mr. Vaughn, $240,000, $198,000 and $182,000; Mr. Woods, $152,173, $147,027 and $142,055. The annual base salary for Ms. Walbert was $160,000 for fiscal 2008. Annual merit increases to base salary were approved by the Company’s Board of Directors in 2009. Base salary was increased to the following for each Named Executive Officer: Mr. Schwartz, $685,000; Mr. Cook, $460,575; Mr. Vaughn, $249,600, Ms. Walbert, $171,400 and Mr. Woods, $155,216.

(2)

Bonuses include discretionary payments for fiscal year 2006 to Mr. Schwartz and Mr. Cook for the bonus program available to these Named Executive Officers. Additionally, a portion of the annual bonus program earned by Ms. Walbert and Mr. Woods is made on a discretionary basis, which is determined by management. Amounts paid under the Company’s incentive plan are reported in Column (g) as “Non-Equity Incentive Plan Compensation.”

(3)	No stock awards were granted to any employee during fiscal years 2008, 2007 and 2006.
(4)

Options were granted to Mr. Schwartz and Mr. Cook as part of the Employment Agreement signed with these Named Executive Officers on May 3, 2006; additional options were granted to the remaining Named Executive Officers at the discretion of the Compensation Committee. The Company is required to disclose the amount of the compensation costs for financial reporting purposes under FAS 123R, Accounting and Disclosure of Stock Based Compensation, as revised, rather than any amount expected to be paid to or realized by the Named Executive Officer. Per the terms of the NPC Acquisition Holdings, LLC Management Option Plan, these options have certain vesting conditions that trigger a fair value or formula valuation, depending on the performance condition. The Company has determined that none of these performance conditions were to be considered probable as of the grant date and at the end of all years presented; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

(5)

Amounts represent incentive compensation earned by the Named Executive Officers based on specific performance criteria, which is described in further detail under ‘2008 Elements of Compensation’ Item 11. Compensation Discussion and Analysis, for fiscal years 2008, 2007 and 2006, respectively, as follows: Mr. Schwartz, $275,975, $159,375 and $150,000; Mr. Cook, $184,675, $106,250 and $100,000; Mr. Vaughn, $75,394, $72,623 and $57,869; and Mr. Woods, $11,413, $11,027 and $6,000. Incentive compensation for Ms. Walbert was $20,191 for fiscal 2008. In addition, amounts included above were contributions to the Company’s POWR Plan for each executive for fiscal years 2008, 2007 and 2006, respectively, as follows: Mr. Schwartz, $92,064, $87,837 and $105,361; Mr. Cook, $61,546, $58,558 and $70,638; Mr. Vaughn, $32,017, $27,117 and $33,197; Mr. Woods, 13,571, $13,112 and $19,027. The POWR Plan contribution for Ms. Walbert was $21,521 for fiscal 2008. Fiscal years 2008, 2007 and 2006 (losses) earnings, respectively, on the POWR Plan are as follows: Mr. Schwartz, ($143,386), $35,064 and $46,400; Mr. Cook, ($88,957), $21,554 and $28,046; Mr. Vaughn, ($47,698), $11,768 and $15,747; Mr. Woods, $(20,838), $5,079 and $6,415. POWR Plan losses for Ms. Walbert were ($28,774) for fiscal 2008. POWR Plan (losses) earnings are not included in amounts reported in Column (g) as “Non-Equity Incentive Plan Compensation”; however, any above market earnings on balances in the POWR Plan are reported in Column (h) as “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

(6)

Amounts represent above market earnings on compensation that is deferred outside of tax-qualified plans within the Company’s POWR Plan and the Deferred Compensation and Retirement Plan. No above market earnings were recognized during fiscal 2008. Actual losses for fiscal 2008 on the combined POWR Plan and Nonqualified Deferred Compensation Plan were as follows: Mr. Schwartz, ($205,399); Mr. Cook, ($129,953); Mr. Vaughn, ($153,424); Ms. Walbert, ($45,504); and Mr. Woods ($73,356). Amounts reported were calculated as earnings on plan balances with returns exceeding 120% of the annual applicable federal rate, which was equal to 3.43%, 4.97% and 5.7% for fiscal years 2008, 2007 and 2006, respectively.

(7)

This amount represents (i) the Company contribution to the Deferred Compensation and Retirement Plan for all Named Executive Officers listed above for fiscal year 2008 as follows: Mr. Schwartz, $33,057; Mr. Cook, $22,065; Mr. Vaughn, $11,860; Ms. Walbert, $6,918; and Mr. Woods, $7,322; (ii) a matching gift contribution for $10,000 that was paid by NPC on the behalf of Mr. Schwartz and Mr. Cook for organizations qualifying under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended; (iii) reimbursement for tax, financial planning and legal service fees for Mr. Schwartz and Mr. Cook of $4,195 and $4,145, respectively; and (iv) personal usage of the corporate plane, which resulted in incremental cost to the Company calculated as described under ‘2008 Elements of Compensation’ Item 11. Compensation Discussion and Analysis as follows: Mr. Schwartz, $7,883 and Mr. Cook, $18,486. In addition, members of Mr. Schwartz’s family accompanied him on business related trips that resulted in a personal benefit of 2.6 flight hours which was approximately 1.4% of total flight hours flown by the corporate plane throughout the year. No amounts for these flights were included in the Summary Compensation Table because the aggregate incremental cost to the Company, which consists of the additional fuel cost incurred by the Company, for including family members on these flights is minimal.

Grants of Plan-Based Awards in Last Fiscal Year

The following table provides information on future payouts under the non-equity incentive plan awards and stock options granted in 2008 to each of the Company’s Named Executive Officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Possible Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying (Options (#)		Exercise or Base Price of Option Awards ($/Sh)
(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)(4)		(k)(4)
James K. Schwartz	12/26/07	166,250	(1)	332,500	(1)	498,750	(1)	—	—	—	—	—		—
President, Chief	12/26/07	—	(3)	93,100	(3)	123,025	(3)	—	—	—	—	—		—
Executive Officer and Chief Operating Officer

Troy D. Cook	12/26/07	111,250	(1)	222,500	(1)	333,750	(1)	—	—	—	—	—		—
Executive Vice	12/26/07	—	(3)	62,300	(3)	82,325	(3)	—	—	—	—	—		—
President – Finance and Chief Financial Officer

D. Blayne Vaughn	12/26/07	—	(2)	100,000	(2)	—	(2)	—	—	—	—	—		—
Senior Vice President – Head of Operations	12/26/07	—	(3)	33,600	(3)	44,400	(3)	—	—	—	—	—		—
	4/2/08	—		—		—		—	—	—	—	50,000	(4)	1.24
	4/2/08	—		—		—		—	—	—	—	120,000	(4)	2.24

Lavonne K. Walbert	12/26/07	—	(2)	34,281	(2)	—	(2)	—	—	—	—	—		—
Vice President –	12/26/07	—	(3)	22,400	(3)	29,600	(3)	—	—	—	—	—		—
Human Resources

Michael J. Woods	12/26/07	—	(2)	22,826	(2)	—	(2)	—	—	—	—	—		—
Vice President –	12/26/07	—	(3)	13,696	(3)	20,543	(3)	—	—	—	—	—		—
Information Technology and Chief Information Officer

(1)

Amounts represent incentive compensation, which is defined by the respective Amendment, dated March 10, 2009, to Amended and Restated Agreements, signed by Mr. Schwartz and Mr. Cook, which equals a specified percentage for the threshold, target and maximum payout as 25%, 50% and 75% of base salary with a corresponding achievement of 95%, 100%, or 105% or more of the EBITDA Target, respectively, that is approved by the Board of Directors on an annual basis. This payout is based on performance achieved during fiscal 2008. Based on fiscal 2008 results, Mr. Schwartz and Mr. Cook earned the threshold incentive award plus the Adjusted Amount (as defined by the Amended and Restated Agreements), which has been included within Column (g), “Non-Equity Incentive Plan Compensation,” in the Summary Compensation Table. Actual incentive compensation earned for fiscal 2008 for Mr. Schwartz and Mr. Cook was $275,975 and $184,675, respectively. This incentive compensation will be paid in fiscal 2009.

(2)

Amounts represent the target incentive compensation for each of these Named Executive Officers for fiscal 2008. Actual incentive compensation earned based on fiscal 2008 results were as follows: Mr. Vaughn, $75,394; Ms. Walbert, $20,191; and Mr. Woods, $11,413.

(3)

Amounts represent POWR Plan contributions, which equals a specified percentage for the threshold, target, and maximum payout as 0%, 9%, and 13.5% with a specified achievement of the POWR Plan EBITDA Target. An additional contribution of 5% is made on behalf of executives with more than 10 years of tenure if the target or maximum incentive level is met. The above amounts do not include potential “Gain-Sharing Pool” contributions, which are further described in “2008 Elements of Compensation” in the Compensation Discussion and Analysis, due to the ineligibility to receive such contributions based on fiscal 2008 actual EBITDA results. Based on fiscal 2008 results, all executives received contributions for the target award, which has been included within column (g), “Non-Equity Incentive Plan Compensation,” in the Summary Compensation Table. Current year contributions are also included in column (c), “Registrant Contributions in Last Fiscal Year” on the Non-Qualified Deferred Compensation table. The POWR Plan contribution will be made to the plan in fiscal 2009. These contributions are subject to certain vesting requirements, which are detailed in “2008 Elements of Compensation” in the Compensation Discussion and Analysis.

(4)

Per the terms of the NPC Acquisition Holdings, LLC Management Option Plan, these options have certain vesting conditions that trigger specific valuations of the options depending on the performance condition. The Company has determined that none of these performance conditions was to be considered probable as of the grant date and at the end of fiscal 2008; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of exercisable and unexercisable options granted and held by the Company’s Named Executive Officers as of December 30, 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)		(c)		(d)	(e)	(f)
James K. Schwartz	1,400,600	(1)	638,400	(2)	—	$1.00	5/3/2016
President, Chief Executive Officer and Chief Operating	—		2,659,000	(3)	—	$2.00	5/3/2016
Officer

Troy D. Cook	933,600	(1)	425,400	(2)	—	$1.00	5/3/2016
Executive Vice President – Finance and Chief	—		1,773,000	(3)	—	$2.00	5/3/2016
Financial Officer

D. Blayne Vaughn	54,359	(2)	217,435	(2)	—	$1.00	1/24/2017
Senior Vice President – Head of Operations	—		665,423	(3)	—	$2.00	1/24/2017
	—		50,000	(2)	—	$1.24	4/2/2018
	—		120,000	(3)	—	$2.24	4/2/2018

Lavonne K. Walbert	47,111	(2)	188,444	(2)	—	$1.00	1/24/2017
Vice President – Human Resources	—		576,700	(3)	—	$2.00	1/24/2017

Michael J. Woods	39,863	(2)	159,453	(2)	—	$1.00	1/24/2017
Vice President – Information Technology and	—		487,977	(3)	—	$2.00	1/24/2017
Chief Information Officer

(1)

Options granted on May 3, 2006, in connection with the 2006 Transactions, of which 975,000 and 650,000 options for Mr. Schwartz and Mr. Cook, respectively, have a service period that allows for immediate vest. These options were a matching incentive for the purchase of membership interests in the Company at the time of the 2006 Transactions, which is described further in the ‘2008 Elements of Compensation’ of Item 11. Compensation Discussion and Analysis. The remaining vested options for all Named Executive Officers, have a service period that vests ratably over a period of five years, but allow for accelerated vesting in the event of a change in control. Each of these options expires on the date shown in Column (f), which is ten years from the date of grant.

(2)

Options granted that have a service period that vests ratably over a period of five years, but allow for accelerated vesting in the event of a change in control. These options expire on the date shown in Column (f), which is ten years from the date of grant.

(3)	Options granted that vest only upon a change in control of the entity.

In addition to the service period vesting footnoted above, each option has a mandatory call provision, which result in a fair value or formula valuation depending on the performance condition, which is defined in the NPC Holdings, LLC Management Option Plan. These performance conditions have been determined by management not to be probable at the date of grant or at the end of fiscal 2008; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

No options have been exercised by any named officer as of December 30, 2008.

Nonqualified Deferred Compensation in Last Fiscal Year

The following table shows the executive contributions, earnings and account balances for the Deferred Compensation and Retirement Plan and the POWR Plan for all Named Executive Officers as of and for the fiscal year ended December 30, 2008:

Name	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
(a)	(b)		(c)		(d)		(e)	(f)
James K. Schwartz	33,057	(1)	33,057	(1)	(62,013	)(2)	—	130,906	(1)
President, Chief Executive Officer and Chief Operating Officer	—		92,064	(3)	(143,386	)(2)	—	749,519	(4)

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	22,065	(1)	22,065	(1)	(40,996	)(2)	—	92,573	(1)
	—		61,546	(3)	(88,957	)(2)	—	469,435	(4)

D. Blayne Vaughn Senior Vice President – Head of Operations	61,181	(1)	11,860	(1)	(105,726	)(2)	—	346,899	(1)
	—		32,017	(3)	(47,698	)(2)	—	250,722	(4)

Lavonne K. Walbert Vice President – Human Resources	19,024	(1)	6,918	(1)	(16,730	)(2)	—	48,587	(1)
	—		21,521	(3)	(28,774	)(2)	—	153,454	(4)

Michael J. Woods Vice President – Information Technology and Chief Information Officer	22,412	(1)	7,322	(1)	(52,518	)(2)	—	109,499	(1)
	—		13,571	(3)	(20,838	)(2)	—	109,118	(4)

(1)

Amounts represent activity for participation in the Deferred Compensation and Retirement Plan. The Company will match up to 4% of base salary, bonus, and cash incentive compensation (excluding contributions to the POWR Plan) contributed by the participant to the plan. Company contributions shown in Column (c) are also included in Column (i) as “All Other Compensation” on the Summary Compensation Table. Of the aggregate balance shown above, registrant contributions included within the Summary Compensation Table for fiscal years 2007 and 2006, respectively were as follows: Mr. Schwartz, $33,624 and $30,159; Mr. Cook, $23,019 and $20,296; Mr. Vaughn, $9,962 and $9,634; and Mr. Woods, $7,093 and $7,112. No amounts have been previously reported prior to fiscal 2008 for Ms. Walbert. There are no limits to the amount of contributions individuals are eligible to contribute to the plan

(2)

Earnings on the Deferred Compensation and Retirement Plan and the POWR Plan that are considered to be above market earnings are included in Column (h) as a “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table. Earnings on the POWR Plan are included in footnote 5 of the Summary Compensation Table. Interest is considered to be above-market if the rate of interest exceeds 120% of the applicable federal long-term rate, with compounding. The investment gain or loss for each of these plans shall be allocated to a participant’s account in the ratio that the participant’s account balance as of the preceding valuation date, adjusted for all distributions and forfeitures occurring during the calendar year, bears to the total of all account balances as of the preceding valuation date, as adjusted for all distributions and forfeitures occurring during the calendar year. For purposes of this Section, a participant’s account balance as of such preceding valuation date shall include contributions credited as of such date (even if such contributions are actually made after such date).

(3)

Amounts represent the contribution to the POWR Plan for fiscal 2008 on each Named Executive Officer’s behalf. Contributions made by the Company are based on the achievement of established POWR Plan EBITDA Targets, which are approved by the Board of Directors on an annual basis. Amounts contributed to this plan vest over a four-year period, 25% in the year of contribution and ratably thereafter over the next three years; however, participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 60 with at least 5 years service. The following table details current year vesting and aggregate vested balances from prior years for each Named Executive Officer:

	FY 2008 Vested Contributions	Aggregate Vested Balances
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	$73,194	$569,722

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	(7,311)	326,147

D. Blayne Vaughn Senior Vice President – Head of Operations	24,615	250,722

Lavonne K. Walbert Vice President – Human Resources	(4,071)	126,043

Michael J. Woods Vice President – Information Technology and Chief Information Officer	4,512	89,450

(4)

Amounts represent the aggregate balance at the end of fiscal 2008 for participation in the Company’s POWR Plan. Company contributions shown in Column (c) are also included in Column (g) as “Non-Equity Incentive Plan Compensation” on the Summary Compensation Table. Of the aggregate balance shown above, registrant contributions included within the

Summary Compensation Table for fiscal years 2007 and 2006, respectively were as follows: Mr. Schwartz, $87,837 and $105,361; Mr. Cook, $58,558 and $70,638; Mr. Vaughn, $27,117 and $33,197; and Mr. Woods, $13,112 and $19,027. No amounts have been previously reported prior to fiscal 2008 for Ms. Walbert.

Employment Agreements and Potential Post Employment Matters

On May 3, 2006, we entered into employment agreements with Mr. Schwartz to serve as our President, Chief Executive Officer and Chief Operating Officer and Mr. Cook to serve as our Executive Vice President – Finance and Chief Financial Officer, both for a period of two years. These agreements are automatically renewed for successive one year periods, unless either the Company or Mr. Schwartz or Mr. Cook provides at least 90 days written notice of intent not to renew. These employment agreements were subsequently amended effective fiscal 2009. The Amended and Restated Agreements extend the term of previous employment agreement until January 1, 2012, with automatic successive renewals in two year increments, unless Mr. Schwartz or Mr. Cook provides the Company at least 90 days written notice of intent not to renew. These employment agreements are further described within the Compensation Discussion and Analysis and footnote 1 to the Summary Compensation Table. Under the terms of this agreement, Mr. Schwartz and Mr. Cook are entitled to certain post-employment payments, which are determined based on the terms of the termination with the Company, which are detailed as follows:

Reason for termination	Payment Obligations to the Employee
Termination without cause	• Unpaid compensation at the date of termination

• Two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

• For fiscal 2009, a pro rata bonus for the fiscal year in which termination occurs

• Unpaid accrued vacation earned and not taken through the date of termination

• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with good reason(1)	• Unpaid compensation at the date of termination

• Two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

• For fiscal 2009, a pro rata bonus for the fiscal year in which termination occurs

• Unpaid accrued vacation earned and not taken through the date of termination

• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Voluntary termination	• Unpaid base salary through the end of the month in which termination occurs

• Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

• Unpaid accrued vacation earned and not taken through the date of termination

• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with cause	• Unpaid base salary through the date of termination

• Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

• Unpaid accrued vacation earned and not taken through the date of termination

Reason for termination	Payment Obligations to the Employee
• Any other benefits to which he is entitled by any other benefit plan and by applicable law

Death	• Unpaid base salary through the month in which death occurs

• Unpaid bonus compensation for any fiscal year which has ended as of the date of death

• The Pro Rata Bonus amount for the fiscal year in which the date of death occurs

• Unpaid accrued vacation earned and not taken through the date of death

Disability	• Unpaid base salary through the month in which such termination occurs

• Unpaid bonus compensation for any fiscal year which has ended as of the date of termination

• The Pro Rata Bonus amount for the fiscal year in which the date of termination occurs

• Unpaid accrued vacation earned and not taken through the date of termination

(1)

Termination with good reason is defined in the respective employment agreements for Mr. Schwartz and Mr. Cook as (i) employee duties assigned that are inconsistent with duties held by each of these executive members as of the date of the 2006 Transactions other than the hiring of a Chief Operating Officer, (ii) the relocation of the principal place of employment more than 35 miles from the current principal place of employment, and (iii) a significant reduction in the employee’s annual bonus opportunity. Under the Amended and Restated Agreements, effective fiscal 2009, this definition was amended to also include (i) any reduction in base salary or a 20% or more reduction in the employee’s annual bonus opportunity, other than a systemic reduction that is applicable to the entire management team, (ii) a material breach of a material provision of the respective employment agreement, or (iii) in the case of Mr. Schwartz, a requirement that he report to a Company officer instead of reporting directly to the Board of Directors of the Company. The Company has 30 days to cure any event that would otherwise constitute good reason for termination.

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

There are no post employment payment obligations to the remaining Named Executive Officers.

The tables below estimate amounts payable upon a separation as if the individuals were separated on December 30, 2008:

James K. Schwartz, our President, Chief Executive Officer and Chief Operating Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/30/08(1)	13,759		13,759		13,759		13,759		13,759		13,759
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/30/08(3)	275,975		275,975		275,975		275,975		275,975		275,975

Benefits and Perquisites:
Severance Payments(4)	1,881,950		1,881,950		—		—		—		—
Retirement Plans(5)	700,628		700,628		700,628		700,628		700,628		700,628
Membership Interests(6)	2,910,041	(c)	2,910,041	(c)	1,950,000	(d)	1,950,000	(d)	2,910,041	(c)	2,910,041	(c)
Accrued Vacation at 12/30/08	77,716		77,716		77,716		77,716		77,716		77,716

Total Post-Employment Payments	5,860,069		5,860,069		3,018,078		3,018,078		3,978,119		3,978,119

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag. Amounts were included in Column (c) as “Salary” on the Summary Compensation Table.
(2)

Options were priced using the formula calculation defined within the NPC Acquisition Holdings LLC Management Option Plan further described below, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors. This pricing assumes a mandatory call of units for all options that were vested as of December 30, 2008. Due to the valuation, all vested options were calculated as out-of-the money options at the end of fiscal 2008; therefore, a zero value is shown in the table above for each of the vested options.

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
(5)

Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and the Company’s POWR Plan as of December 30, 2008. Amounts were included in the Nonqualified Deferred Compensation Table.

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

Troy D. Cook, our Executive Vice President – Finance and Chief Financial Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/30/08(1)	8,562		8,562		8,562		8,562		8,562		8,562
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/30/08(3)	184,675		184,675		184,675		184,675		184,675		184,675

Benefits and Perquisites:
Severance Payments(4)	1,259,350		1,259,350		—		—		—		—
Retirement Plans(5)	418,720		418,720		418,720		418,720		418,720		418,720
Membership Interests(6)	1,940,027	(c)	1,940,027	(c)	1,300,000	(d)	1,300,000	(d)	1,940,027	(c)	1,940,027	(c)
Accrued Vacation at 12/30/08	48,582		48,582		48,582		48,582		48,582		48,582

Total Post-Employment Payments	3,859,916		3,859,916		1,960,539		1,960,539		2,600,566		2,600,566

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag. Amounts were included in Column (c) as “Salary” on the Summary Compensation Table.
(2)

Options were priced using the formula calculation defined within the NPC Acquisition Holdings Management Option Plan further described below, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors. This pricing assumes a mandatory call of units for all options that were vested as of December 30, 2008. Due to the valuation, all vested options were calculated as out-of-the money options at the end of fiscal 2008; therefore, a zero value is shown in the table above for each of the vested options.

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
(5)

Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and the Company’s POWR Plan as of December 30, 2008. Amounts were included in the Nonqualified Deferred Compensation Table.

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

Director Compensation Table

The following table summarizes the annual cash compensation earned by the Company’s non-employee directors during 2008:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total (%)
Charles W. Peffer Audit Committee Chair	29,000	—	—	—	—	—	29,000

Brandon K. Barnholt	26,500	—	—	—	—	—	26,500

(1)      The annual retainer paid to external directors is $17,500 with an additional annual retainer of $3,000 paid to the Audit Committee Chairman. Attendance at each Board and Audit Committee meeting was paid as $1,000 for in-person participation or $500 for teleconference participation.

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

The following table provides certain information as of December 30, 2008 with respect to beneficial ownership of the outstanding stock of the Company and the outstanding membership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of the Company or Holdings, (ii) each of the Company’s named executive officers, and (iii) each of the members of the Company’s Board of Directors. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Beneficial Owner-NPC Acquisition Holdings, LLC	Membership interests	Percentage of interests
NPC Acquisition Holdings, LLC	1,000	100.0%

Beneficial Owner-NPC Acquisition Holdings, LLC	Membership interests	Percentage of interests
ML Global Private Equity Fund, L.P.	118,040	72.3%
Merrill Lynch Ventures, LLC	40,000	24.5%
ML NPC International Co-Invest, L.P.	1,960	1.2%
James K. Schwartz(1)	3,351	2.1%
Troy D. Cook(1)	2,234	1.4%
Charles W. Peffer(1)(2)	70	—%
Brandon K. Barnholt(1)(2)	35	—%
All managers and executive officers as a group (4 persons)(1)	5,689	3.5%

(1)

The stock incentive plan, described within this document, pursuant to which Holdings, may from time to time issue and/or grant options to certain members of the Senior Management of the Company to acquire membership interests in Holdings up to a total of 8.0% of the fully-diluted equity interests in Holdings. The above table has been prepared including any options that are exercisable within 60 days from the period of presentation; however, there are options outstanding under the option program that have not vested or will not become exercisable within the near term, or 60 days, as of December 30, 2008.

(2)	Percentage of interest for each of these individuals is less than 1.0%.

NPC Acquisition Holdings, LLC (“Holdings”), the sole stockholder of the Company, maintains a stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests. Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date for the acquisition calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon termination of service. Details of the option grants, as of December 30, 2008, are set forth in the table below (amounts in thousands):

	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	13,874	$1.66	247
Equity compensation plans not approved by security holders	—	—	—

Total	13,874	$1.66	247

The exercise price of the options is at the discretion of the Compensation Committee of Holdings; however, the exercise price for all options granted was equal to or greater than the fair market value of the option on the date of grant.

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

Upon completion of the 2006 Transactions, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Pursuant to the advisory agreement, MLGPE was paid $3.0 million at the closing for the financial, investment banking, management advisory and other services performed in connection with the 2006 Transactions and reimbursed $0.9 million for certain expenses incurred in rendering those services. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company paid $1.0 million to MLGPE for the fee during each of the fiscal years ended 2008 and 2007.

On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010, the notional amount of this swap was $85.0 million at fiscal year end 2008. Merrill Lynch Capital Services, Inc. (“MLCS”), was the counterparty on $42.5 million of the total notional amount, and JPMorgan Chase Bank, N.A. (“JPMCB”), an unrelated party, was the counterparty on the residual $42.5 million. Under this swap, the Company will pay both counterparties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. As of December 30, 2008, the Company has recognized $3.1 million ($1.9 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

Effective April 7, 2008, the Company entered into a floating-to-fixed rate interest rate swap agreement expiring April 7, 2011, on a notional amount of $50.0 million with MLCS as the counterparty to the transaction. Under this swap, the Company will pay MLCS 2.79% and receive the three-month LIBOR rate as determined on the reset dates. This swap was entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. As of December 30, 2008, the Company has recognized $1.2 million ($0.7 million after tax) of other comprehensive losses related to the fair market value of this interest rate swap.

In January 2009 Bank of America Corporation acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During fiscal 2008 the Company paid Bank of America Merchant Services $0.2 million for credit card processing services.

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

Deloitte & Touche LLP, an independent registered public accounting firm, served as our auditors for the fiscal year ended December 30, 2008 and December 25, 2007.

(in thousands) Type of Service	Fiscal Year Ended 2008	Fiscal Year Ended 2007
Audit fees	$550	$387
Audit-related fees	—	109
Tax fees	—	—
All other fees	—	—

Total	$550	$496

Audit Fees

Audit fees relate to the audit of our consolidated financial statements and regulatory filings, and the reviews of quarterly reports on Form 10-Q. It is the Audit Committee’s policy to review and approve in advance the Company’s independent auditor’s annual engagement letter, including the proposed fees contained therein, as well as all audit and permitted non-audit engagements and relationships between the Company and its independent auditors.

Audit-Related Fees

Audit-related fees in fiscal 2007 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the documents referenced below as exhibits to this Annual Report on Form 10-K. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

2.3	Asset Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.4	Asset Purchase and Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.5	Amendment to Asset Sale Agreement dated as of December 8, 2008 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.6	Amendment to Asset Purchase and Sale Agreement dated as of December 8, 2008 (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.7	Asset Purchase and Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of December 15, 2008 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed January 20, 2009)

2.8	Asset Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of January 13, 2009 (incorporated herein by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed February 17, 2009)

2.9	Amendment to Asset Sale Agreement dated as of February 12, 2009 (incorporated herein by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed February 17, 2009)

2.10	Second Amendment to Asset Sale Agreement dated as of February 16, 2009 (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed February 17, 2009)

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

Exhibit No.	Document Description
10.3*	Distribution Agreement, dated as of January 5, 2004, between McLane Foodservice, Inc. and NPC International, Inc.

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.5*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz(1)

10.6*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook(1)

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan(1)

10.8*	NPC International, Inc. POWR Plan for Key Employees(1)

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999)

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated by reference as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.18	Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz(1) (incorporated herein by reference as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed January 5, 2009)

10.19	Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook(1) (incorporated herein by reference as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed January 5, 2009)

10.20	Employment Agreement, dated as of March 10, 2009 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz(1) (incorporated herein by reference as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 16, 2009)

10.21	Employment Agreement, dated as of March 10, 2009 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook(1) (incorporated herein by reference as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 16, 2009)

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

Exhibit No.	Document Description
21.1**	List of subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2008

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2008

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith
(1)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 27, 2009.

NPC INTERNATIONAL, INC.

By:	/s/ James K. Schwartz
Name:	James K. Schwartz
Title:	President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 27, 2009:

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