Form 10-Q
period 2009-03-31
NPC INTERNATIONAL INC
filed 2009-05-15
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s equity. As of May 15, 2009, there were 1,000 shares of common stock outstanding.

PART I

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2009	December 30, 2008
Assets
Current assets:
Cash and cash equivalents	$11,361	$5,327
Accounts receivable	4,082	4,110
Inventories	6,683	7,291
Prepaid expenses and other current assets	6,333	4,633
Assets held for sale	1,888	20,934
Deferred income taxes	4,519	4,531
Income taxes receivable	908	2,086

Total current assets	35,774	48,912

Facilities and equipment	259,175	236,999
Less accumulated depreciation	(77,271)	(67,885)

Net facilities and equipment	181,904	169,114
Franchise rights, less accumulated amortization of $24,382 and $22,008, respectively	415,840	407,915
Goodwill	190,812	188,530
Other assets, net	25,457	25,044

Total assets	$849,787	$839,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,725	$22,998
Accrued payroll	13,380	14,294
Sales tax payable	4,004	5,212
Payroll taxes	3,889	3,012
Accrued interest	8,582	6,317
Other accrued liabilities	15,988	14,277
Current portion of insurance reserves	8,464	8,240
Current portion of debt	17,094	17,094

Total current liabilities	97,126	91,444

Long-term debt	433,710	436,710
Other deferred items	36,798	35,556
Insurance reserves	11,200	11,133
Deferred income taxes	117,483	117,240

Total long-term liabilities	599,191	600,639

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of March 31, 2009 and December 30, 2008)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(4,050)	(4,125)
Retained (deficit) earnings	(5,805)	(11,768)

Total stockholders’ equity	153,470	147,432

Total liabilities and stockholders’ equity	$849,787	$839,515

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended March 31, 2009	13 Weeks Ended March 25, 2008
Sales:
Net product sales	$222,360	$159,658
Fees and other income	9,981	5,182

Total sales	232,341	164,840
Costs and expenses:
Cost of sales	59,530	44,590
Direct labor	66,425	45,402
Other restaurant operating expenses	74,156	50,407
General and administrative expenses	12,678	9,531
Corporate depreciation and amortization of intangibles	2,922	2,440
Other	642	110

Total costs and expenses	216,353	152,480

Operating income	15,988	12,360
Interest expense	(7,924)	(8,574)

Income before income taxes	8,064	3,786
Income tax expense	2,042	916

Income from continuing operations	6,022	2,870
(Loss) income from discontinued operations, net of taxes	(59)	1,334

Net income	$5,963	$4,204

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 30, 2008	1,000	$—	$163,325	$(11,768)	$(4,125)	$147,432
Comprehensive income:
Net income	—	—	—	5,963	—	5,963
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(796)	(796)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	871	871

Total comprehensive income						6,038

Balance at March 31, 2009	1,000	—	$163,325	$(5,805)	$(4,050)	$153,470

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	13 Weeks Ended March 31, 2009	13 Weeks Ended March 25, 2008
Operating activities
Net income	$5,963	$4,204
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,964	10,123
Amortization of debt issuance costs	498	269
Net facility impairment charges	151	105
Deferred income taxes	140	580
Net loss on disposition of assets	96	5
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	(111)	1,853
Inventories	896	(518)
Prepaid expenses and other current assets	(1,530)	(2,139)
Accounts payable	2,727	(6,944)
Payroll and sales taxes	(331)	(99)
Income taxes	1,178	507
Accrued interest	2,265	2,879
Accrued payroll	(914)	1,939
Other accrued liabilities	1,249	2,184
Insurance reserves	291	1,970
Other deferred items	504	376
Other assets	(122)	(115)

Net cash provided by operating activities	25,914	17,179

Investing activities
Capital expenditures	(7,203)	(9,747)
Net proceeds from sale of units	19,463	—
Purchase of business assets, net of cash acquired	(32,937)	(32)
Proceeds from sale or disposition of assets	20	5

Net cash used in investing activities	(20,657)	(9,774)

Financing activities
Borrowings under revolving credit facility	59,779	79,500
Payments under revolving credit facility	(62,779)	(95,000)
Debt issue costs	(16)	—
Proceeds from sale-leaseback transactions	2,891	5,703
Proceeds from sale-leaseback transactions on formerly leased properties	902	—

Net cash provided by (used in) financing activities	777	(9,797)

Net change in cash and cash equivalents	6,034	(2,392)
Beginning cash and cash equivalents	5,327	7,609

Ending cash and cash equivalents	$11,361	$5,217

Supplemental disclosures of cash flow information:
Net cash paid for interest	$5,161	$5,246
Net cash paid for income taxes	$398	$27
Non-cash investing activities:
Accrued capital expenditures	$507	$1,566

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

Reclassifications. Certain reclassifications have been made to the Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to current year reporting. Reclassifications have been made to the prior years’ Consolidated Statements of Income and all related notes to reflect the effect of discontinued operations. (See Note 3.)

Note 2 – Business Combinations and Acquisitions

During the first quarter of 2009 the Company acquired 105 Pizza Hut units from Pizza Hut, Inc. “PHI”. These acquisitions were funded by proceeds from the sale of units to PHI, proceeds drawn on the Company’s revolving credit facility and cash on hand. The acquisitions were accounted for using the purchase method in accordance with SFAS No. 141(R), “Business Combinations.” Accordingly, net assets were recorded at their estimated fair values. The purchase price was allocated using information currently available. The allocation of the purchase price to the assets acquired will be finalized as necessary, up to one year after the acquisition closing date, as information becomes available. As the purchase price exceeded the fair value of the assets, including identified intangible assets, goodwill associated with this transaction was recorded in the Consolidated Balance Sheet. The goodwill recorded reflects the Company’s ability to synergize acquired units with its existing operations. All of the goodwill recognized for these acquisitions will be deductible for income tax purposes.

Identification and allocation of values assigned to the intangible assets are based on the provisions of SFAS No. 141(R). The fair value was estimated by performing the generally accepted valuation income approach. The income approach is predicated upon the value of the future cash flows that an asset will generate over its remaining useful life, which is consistent with how purchase price is typically determined for purchases such as these. The preliminary purchase price allocations, net of cash acquired, were as follows:

(Dollars in thousands)
	2009		2008
Acquired from Date acquired	PHI 1/20/09	PHI 2/17/09	Franchisee 9/30/08	PHI 12/9/08	PHI 12/9/08
Number of units	55	50	99	88	101
Fee properties	—	—	9	1	—
Market locations	CO	MO, IL	VA, WV, MD	FL, IA	MO, KS, GA
Purchase price allocation:
Franchise rights	$8,655	$1,938	$18,950	$9,318	$12,111
Goodwill	965	754	2,162	2,743	1,140
Fixed assets	8,733	11,224	15,609	15,316	13,060
(Unfavorable) favorable leases, net	142	215	(487)	104	(221)
Other	182	23	(56)	726	924

Total purchase price	$18,677	$14,154	$36,178	$28,207	$27,014

Estimated annual rent	$2,100	$1,938	$3,662	$3,536	$4,008

The weighted average amortization period assigned to the franchise rights acquired during 2009 was 44 years.

The pro forma impact on the results of operations is included in the below table for periods prior to the acquisition date in which the acquisitions were not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had these acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Pro forma (unaudited) (in thousands)
	13 Weeks Ended March 31, 2009	13 Weeks Ended March 25, 2008
Total sales	$241,331	$254,064
Income before income taxes	7,878	4,431
Income from continuing operations	5,910	3,257

The Consolidated Statement of Income for the 13 weeks ended March 31, 2009 included $75.9 million of total sales related to the above acquired units. It is impracticable to disclose earnings for these acquired units as earnings of such units are not tracked on an individual basis.

Note 3 – Discontinued Operations

In December 2008 and January 2009, the Company completed the sale of 70 units and 42 units, respectively and the results of operations for these units have been reflected in discontinued operations.

Summarized financial information for discontinued operations on units sold December 8, 2008 and January 20, 2009 is shown below (in thousands):

	13 Weeks Ended March 31, 2009	13 Weeks Ended March 25, 2008
Total sales	$2,009	$23,910

(Loss) income before income taxes	(84)	1,759
Income tax (benefit) expense	(25)	425

(Loss) income from discontinued operations, net of taxes	$(59)	$1,334

Note 4 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance at December 30, 2008	$188,530
Acquisitions	2,282

Balance at March 31, 2009	$190,812

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

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,222	$(24,382)	$415,840
Favorable leasehold interests	10,114	(1,618)	8,496
Unfavorable leasehold interests	(4,425)	707	(3,718)
Internally developed software	1,069	(624)	445
Non-compete	1,925	(1,123)	802

Total	$448,905	$(27,040)	$421,865

	December 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$429,923	$(22,008)	$407,915
Favorable leasehold interests	9,597	(1,945)	7,652
Unfavorable leasehold interests	(3,778)	584	(3,194)
Internally developed software	1,069	(570)	499
Non-compete	1,925	(1,027)	898

Total	$438,736	$(24,966)	$413,770

Amortization expense on intangible assets was $2.7 million and $2.0 million for the 13 weeks ended March 31, 2009 and March 25, 2008, respectively. The Company expects annual amortization expense for amortizable other assets for the next five fiscal years to range from approximately $10.0 million to $10.3 million.

Note 5 – Debt

The Company’s debt consisted of the following (in thousands):

	March 31, 2009	December 30, 2008
Senior Secured Credit Facility	$275,804	$275,804
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	3,000

	450,804	453,804
Less current portion	17,094	17,094

	$433,710	$436,710

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At March 31, 2009, the Company was in compliance with all of its debt covenants.

Based upon the provisions of the Senior Secured Credit Facility, the Company may be required to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after the Company’s fiscal year end. Based upon the amount of excess cash flow generated during fiscal 2008 and the Company’s leverage at fiscal 2008 year end, each of which is defined in the credit agreement, the mandatory prepayment was determined to be $17.1 million. This amount was included in the current portion of long-term debt at March 31, 2009 and December 30, 2008 and was paid utilizing cash reserves and borrowings on the Revolving Credit Facility on April 24, 2009.

Based upon independent trading data the estimated fair value of the Company’s debt facilities was as follows (in thousands):

	March 31, 2009	December 30, 2008
Senior Secured Credit Facility	$241,328	$208,232
Senior Subordinated Notes	138,250	131,250
Revolving Credit Facility	—	3,000

	$379,578	$342,482

The Company has elected not to report its debt facilities at fair value within the Consolidated Balance Sheets, but rather, at historical cost. The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize if these debt facilities were redeemed by the Company at the end of each period presented.

Note 6 – Income Taxes

For the 13 weeks ended March 31, 2009, the Company recorded income tax expense of $2.0 million which resulted in an effective income tax rate of 25.3% compared to income tax expense of $0.9 million or an effective tax rate of 24.2% during the prior year. For first quarter of 2009, the lower than statutory rates are attributable to the impact of tax credits and a $0.6 million favorable discrete state tax adjustment. The Company’s effective tax rate of 24.2% for the first quarter of fiscal 2008 was also impacted by tax credits.

The liability for uncertain tax positions was $12.1 million as of March 31, 2009, was considered long term and was included in other deferred items in the Consolidated Balance Sheet.

Note 7 – Commitments and Contingencies

From time-to-time, the Company is involved in litigation, most of which is incidental to its business.

Note 8 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, the Company designates these forward contracts as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following swap agreements were entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at March 31, 2009:

Effective Date	Notional Amount (in thousands)		Fixed Rate Paid	Maturity Date
June 6, 2006	$50,000	(1)	5.39%	December 31, 2010
January 31, 2008	50,000		3.16%	January 31, 2011
April 7, 2008	50,000		2.79%	April 7, 2011
November 18, 2008	30,000		2.81%	November 18, 2011

	$180,000

(1)	Amortized from $85.0 million to $50.0 million on 12/31/08 based on the swaps amortization schedule.

The following table presents the fair value of the Company’s hedging portfolio as of March 31, 2009 and December 30, 2008 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	March 31, 2009	December 30, 2008
Other deferred items	$6,606	$6,796

The effect of the derivative instruments on the Condensed Consolidated Financial Statements was as follows (in thousands):

	(Loss) Recognized in OCI on Derivative (Effective Portion)			(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the 13 Weeks Ended		Location	For the 13 Weeks Ended
	March 31, 2009	March 25, 2008		March 31, 2009	March 25, 2008
Interest rate contracts	$(796)	$(1,432)	Interest expense	$(871)	$(111)

The Company currently expects that approximately $3.6 million of the change in the fair value of the swap contract included in “Accumulated other comprehensive loss” as of March 31, 2009 will be realized in earnings as additional interest expense within the next twelve months, contemporaneously with the net settlement of the underlying quarterly interest payments, which may vary based on actual changes within the LIBOR market rates.

The Company measures the fair value of its interest rate swaps under a Level 2 input as defined by SFAS 157. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During the first quarter of fiscal 2009 and 2008, there was virtually no ineffectiveness related to cash flow hedges.

Note 9 – Related-Party Transactions

MLGPE Advisory Agreement. On May 3, 2006, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company has paid $1.0 million to MLGPE for this fee for 2009, which is being amortized ratably to expense.

Merrill Lynch & Company Investments Derivative Transactions. On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010. The notional amount of this swap was $50.0 million at March 31, 2009. Merrill Lynch Capital Services, Inc. (“MLCS”) was the counterparty on $25.0 million of the total notional amount, and JPMorgan Chase Bank, N.A., an unrelated party, was the counterparty on the residual $25.0 million. Under this swap, the Company will pay both counter-parties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the term loan notes under the Senior Secured Credit Facility.

Effective April 7, 2008, the Company entered into a floating-to-fixed rate interest rate swap agreement expiring April 7, 2011, on a notional amount of $50.0 million with MLCS as the counterparty to the transaction. Under this swap, the Company will pay MLCS 2.79% and receive the three-month LIBOR rate as determined on the reset dates. This swap was entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility. The terms of this agreement were comparable to an agreement that would be obtained in an arms-length transaction.

Bank of America Merchant Services. In January 2009, Bank of America Corporation acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During the first quarter of fiscal 2009 the Company paid Bank of America Merchant Services $0.1 million for credit card processing services.

Note 10 – New Accounting Pronouncements

Newly Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141(R) provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company adopted SFAS 141(R) as of December 31, 2008 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP 142-3 as of December 31, 2008 and the adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB released Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted SFAS 107-1 and APB 28-1 and provided the additional disclosure requirements for first quarter 2009.

Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB released Staff Position SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-4). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157-4 during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position SFAS 115-2, SFAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.

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

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008 (“2008 Form 10-K”).

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2008 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of

March 31, 2009 we operated 1,156 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2008, our operations represented approximately 18% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal year 2009 contains 52 weeks and fiscal year 2008 contained 53 weeks.

Acquisitions and Dispositions. Between September 2008 and February 2009 we acquired 294 Pizza Hut units from Pizza Hut, Inc. (“PHI”) for approximately $87.9 million and 99 units from another Pizza Hut franchisee for $36.1 million. During this same time period, we also sold 112 units to PHI for approximately $37.8 million. The acquisitions were funded through our revolving credit facility, the issuance of a $40.0 million term loan, proceeds from the sale of units to PHI and cash on hand.

As a result of the sale of units in 2008 and the sale of units in 2009, which were classified as held for sale at December 30, 2008, our consolidated statements of income for all years presented have been adjusted to remove the operations of the 2008 and 2009 sold units which were reclassified as discontinued operations. Also included in discontinued operations for the fiscal year ended December 30, 2008 was the loss on the sale of those units. The amounts presented below, except where otherwise indicated, relate to continuing operations only.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. Year-to-date for fiscal 2009, pizza sales accounted for approximately 76% of net product sales. Beginning in April 2008, we began offering the Tuscani Pasta menu layer which has affected our sales mix. Various factors influence sales at a given store, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for stores under our operation for at least 12 months.

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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 41% of our units include the WingStreet™ product line. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each fiscal period:

	First Quarter 2009		First Quarter 2008
Average quarterly revenue per restaurant(1)	$196,954		$205,744
Sales by occasion:
Delivery	41%		36%
Carryout	40%		41%
Dine-in	19%		23%
Number of restaurants open at the end of the period:
Delco	433		205
RR	191		155
RBD	532		417

	1,156	(2)	777	(2)

(1)

In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,129 and
776 for the first quarter of 2009 and 2008, respectively.

(2)	Includes 477 and 75 units offering the WingStreet™ product line, as of the first quarter ended 2009 and 2008, respectively.

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

Included within other restaurant operating expenses are royalties paid to PHI, which will be impacted in the future as follows. For delivery units currently operating under the Company’s existing franchise agreements and currently paying a 4.0% royalty rate, the franchise agreements provide for future increases in the royalty rates to be paid. The first such increase will occur in certain delivery units effective January 1, 2010, when royalty rates are scheduled to increase by 0.5% of sales to 4.5% or approximately $0.9 million of additional annual royalty expense based on current estimated sales. Effective January 1, 2020, royalty rates for these delivery units are scheduled to increase to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.

Our blended average royalty rate for the first quarter of fiscal 2009 was 4.7% of total sales compared to 4.3% for the first quarter of fiscal 2008. The increase is primarily due to the units acquired since October 2008 (“acquisition units”) which have a higher average royalty rate than our comparable stores.

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

General Economic Conditions and Consumer Spending

Declining home values and sales, the negative impact of changes in the credit markets, declining stock prices, higher unemployment rates and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in most segments of the restaurant industry, including the segment in which we compete. We believe these economic trends have negatively impacted consumer sentiment and as a result have lowered our comparable store sales.

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

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by Pizza Hut. Overall, our commodity costs retracted during the first quarter of 2009; such decreases more than offset the higher costs associated with Pizza Hut’s ingredient reformulation and packaging redesign in 2009.

The block cheese price for the first quarter of fiscal 2009 averaged $1.18 per pound, a decrease of $0.72 or 38% versus the historically high average price for the first quarter of fiscal year 2008 and dough costs declined 4% from the prior year. Our average costs of meat and packaging increased during the first quarter of fiscal 2009 by 20% and 24%, respectively, as compared to the prior year. These increases exceeded changes in the commodity market prices for these categories primarily due to higher ingredient costs associated with the 2009 product ingredient reformulation and the new packaging design.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. There has been legislation passed to increase certain states’ minimum wage rates. This has resulted in incremental direct labor expense which we have attempted to mitigate through pricing initiatives, productivity improvement in our restaurants, better overall wage management tactics and other auxiliary cost reduction strategies. Further, in May 2007, the United States Congress passed a bill, which was signed into law, to increase the federal minimum wage rate per hour as follows: from $5.15 to $5.85 effective July 24, 2007; $6.55 effective July 24, 2008 and $7.25 effective July 24, 2009. The federal tipped wage rate remained unchanged at $2.13 per hour. The expected impact on our direct labor costs for these changes is described below under “Inflation and Deflation.” We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset any or all of this increase through auxiliary cost savings, productivity improvements in our restaurants and to a lesser extent pricing.

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

Inflation and Deflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We are not always able to offset higher costs with price increases. We anticipate that the aforementioned state minimum wage rates will increase direct labor expense in our comparable units (excluding acquisition units) by approximately an additional $0.7 million in fiscal 2009. We project the federal minimum wage increase will result in an increase of our direct labor expense in our comparable units of approximately $4.3 million in fiscal 2009. We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset any or all of this increase through auxiliary cost savings, productivity improvements in our restaurants and to a lesser extent pricing.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2008 Form 10-K. There have been no significant changes with respect to these policies during the first 13 weeks of fiscal 2009.

Recently Issued Accounting Statements and Pronouncements

See Note 10 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements.

Results of Operations

The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 13-week periods ended March 31, 2009 and March 25, 2008, respectively:

	13 Weeks Ended March 31, 2009	13 Weeks Ended March 25, 2008
Comparable store sales	(5.0)%	0.4%
Net product sales	100%	100%
Direct restaurant costs and expenses:
Cost of sales	26.8%	27.9%
Direct labor	29.9%	28.4%
Other restaurant operating expenses	33.3%	31.6%

Activity with respect to unit count is set forth in the table below:

	13 Weeks Ended March 31, 2009	13 Weeks Ended March 25, 2008
Beginning of period	1,098	888
Developed(1)	2	8
Acquired(2)	105	—
Sold	(42)	—
Closed(1) (2)	(7)	(7)

End of period	1,156	889

Equivalent Units, continuing operations	1,129	776

(1)	For the 13 weeks ended March 31, 2009 and March 25, 2008, two units and three units, respectively, were relocated or rebuilt and are included in both the developed and closed total above.
(2)	Includes one unit acquired that was closed immediately upon purchase.

We added the WingStreet™ product line to 2 units during the 13 weeks ended March 31, 2009 and acquired 90 WingStreet™ units for a total of 477 units offering the WingStreet™ product line at March 31, 2009.

Thirteen Weeks Ended March 31, 2009 Compared to March 25, 2008-adjusted for discontinued operations

Net Product Sales. Net product sales for the first quarter of 2009 compared to 2008, were $222.4 million and $159.7 million, respectively, an increase of $62.7 million, or 39.3%, resulting largely from a 45.5% increase in equivalent units due to acquisitions and development, with comparable store sales decreasing 5.0% for the first quarter of 2009, rolling over last year’s first quarter comparable store sales increase of 0.4%.

Due to the anticipated continued negative effect of the recession on consumer spending and our category, we expect to experience lower comparable store sales until at least the fourth quarter when we begin to compare results to a period where the effects of the recession began to impact our business. In addition, based on preliminary results, we expect that comparable store sales for the upcoming quarter will be more negative than our first fiscal quarter results due to the fact that Tuscani pasta was introduced in the second quarter of last year, which produced a 7.2% comparable store sales increase in the prior year.

Fees and Other Income. Fees and other income were $10.0 million for the first quarter of 2009, compared to $5.2 million for the prior year, for an increase of $4.8 million or 92.6%. The increase was primarily due to increased delivery units from acquisitions and to a lesser extent customer delivery charge increases effective July 2008, in conjunction with the federal minimum wage increase, which were preceded by modest increases in most markets during the second quarter of fiscal 2008.

Cost of Sales. Cost of sales was $59.5 million for the first quarter of 2009, compared to $44.6 million for the prior year for an increase of $14.9 million or 33.5%. Cost of sales decreased 1.1%, as a percentage of net product sales, to 26.8%, compared to 27.9% in the prior year. This decrease was primarily due to a 13% decrease in cheese costs (net of UFPC hedging benefits) and a 4% decrease in dough costs. These decreases were partially offset by a 20% increase in meat ingredient costs and a 24% increase in packaging costs (primarily due to Pizza Hut ingredient reformulation and package design changes) compared to the prior year. Pricing initiatives beginning in the second quarter of 2008 also positively impacted our year-over-year cost of sales margins.

Direct Labor. Direct labor costs for the first quarter of 2009 as compared to the prior year were $66.4 million and $45.4 million, respectively, an increase of $21.0 million, or 46.3%. Direct labor costs were 29.9% of net product sales for the first quarter 2009, a 1.5% increase compared to the prior year. Labor costs as a percent of net product sales increased by approximately 90 basis points (bps) due primarily to higher acquisition-unit labor costs which were a result of higher delivery sales mix in these units which is more labor intensive than other occasions, higher average wage rates in the acquisition markets, less efficient labor scheduling in the acquisition units than our comparable stores and general labor inefficiencies due to acquisition integration and training. The remaining 60 bps increase was primarily due to the de-leveraging impact on fixed and semi-fixed labor costs (40 bps) as a result of the comparable store sales decline and increased self-insured health insurance costs due to adverse claims development (20 bps).

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 13 weeks ended March 31, 2009 and March 25, 2008 were $74.2 million and $50.4 million, respectively, an increase of $23.8 million, or 47.1%. Other operating expenses were 33.3% of net product sales for the first quarter 2009 compared to 31.6% of net product sales for the prior year, an increase of 1.7%. Approximately 100 bps of the increase, as a percentage of net product sales compared to the prior year, was due to the economics of the acquisition units, which caused an increase in our royalty expense (40 bps), higher depreciation expense associated with purchase accounting asset values (20bps), higher delivery driver reimbursement expenses due to a higher delivery mix (20bps) and outsourced call center expenses for a certain acquisition market (20 bps). The remaining variance of 70 bps was largely due to the de-leveraging impact on fixed costs, primarily occupancy costs, due to the comparable store sales decline which was partially offset by a decrease in delivery driver insurance costs due to adverse claims development and activity in the prior year and the decline in delivery driver reimbursement expenses for comparable stores.

Depreciation expense for store operations was $9.7 million or 4.4% of net product sales for the first quarter of 2009 compared to $5.7 million or 3.6% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for the 13 weeks ended March 31, 2009 were $12.7 million compared to $9.5 million for the 13 weeks ended March 25, 2008, an increase of $3.2 million or 33.0%. As a direct result of the 2009 and 2008 acquisitions, general and administrative expenses increased approximately $2.8 million for the following: increased field supervisory personnel costs of $1.4 million, increased credit card transaction fees of $1.1 million and training costs of $0.3 million.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $2.9 million and $2.4 million for the first quarter of 2009 and 2008, respectively.

Other. We recorded expense of $0.6 million and $0.1 million for other expenses during the first quarter of 2009 and 2008, respectively. Included in this category were direct acquisition costs which are required to be expensed under FAS 141(R) effective for fiscal year 2009 of $0.4 million.

Interest Expense. Interest expense was $7.9 million for the first quarter of 2009 compared to $8.6 million for the prior year, a decrease of $0.7 million due to lower interest rates as compared to the prior year. Our cash borrowing rate decreased 1.3% to 6.5% during the first quarter of 2009 compared to the prior year, however, our average outstanding debt balance increased $29.6 million to $457.4 million in the first quarter of 2009 largely due to the issuance of a $40.0 million incremental term loan during the fourth quarter of 2008 used to fund acquisition activity. Interest expense included $0.5 million and $0.3 million for amortization of deferred debt issuance costs in the first quarter 2009 and 2008, respectively.

Income Taxes. For the 13 weeks ended March 31, 2009, we recorded income tax expense of $2.0 million which resulted in an effective income tax rate of 25.3% compared to an effective tax rate of 24.2%, or $0.9 million, for the 13 weeks ended March 25, 2008. The lower than statutory rates are due to the impact of tax credits in relation to income before taxes and the effect of a $0.6 million favorable discrete state tax adjustment recorded in the first quarter of 2009.

Income from Continuing Operations, net of taxes. Income from continuing operations for the 13 weeks ended March 31, 2009 was $6.0 million, compared to $2.9 million for the prior year. The increase was primarily due to the benefit of a 39.3% increase in net product sales, increased customer delivery charge income, lower commodity costs and lower interest expense which were partially offset by increases in restaurant operating expenses, direct labor, general and administrative expenses and higher income tax expense.

(Loss) Income from Discontinued Operations, net of taxes. Loss from discontinued operations was $0.1 million in the first quarter of 2009 compared to income in 2008 of $1.3 million. In December 2008, we completed the sale of 70 units to PHI and in January 2009, we completed the sale of 42 units to PHI (which were classified as held for sale at December 30, 2008).

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our existing credit facility and the Senior Subordinated Notes; (2) capital expenditures, including those for our re-imaging plan, maintenance capital expenditures, and the introduction of the WingStreet™ product line at certain existing locations; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.

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

Our working capital was a deficit of $61.4 million as of March 31, 2009. This includes the benefit of $6.5 million for cash reserves which is cash exceeding the amounts required for store operations, which was more than offset by $17.1 million for the mandatory term loan pre-payment included in current portion of debt. The proceeds of the sale of units in January 2009 were entirely used to fund the acquisition of 55 units from PHI immediately thereafter. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Cash flows from operating activities, inclusive of discontinued operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $25.9 million for the first quarter of 2009 compared to $17.2 million for 2008. Cash flows from operations during the 13 weeks ended March 31, 2009 were positively impacted by a $4.1 million increase from net changes in working capital and a $4.5 million positive impact of after tax cash flows from operations (after adding back non-cash items to net income) as compared to the prior year. These increases in operating cash flows were largely due to the positive impact of acquisitions on net income and working capital leverage.

To the extent positive cash and cash equivalent account balances remain with the same institution as book overdraft account balances at period end and the institution has the right of offset, we are required to net those amounts for financial reporting purposes. During the quarter ended March 31, 2009, the Company had no invested cash netted against book overdrafts. For the quarter ended March 25, 2008 the Company had $6.0 million of cash invested in an overnight investment account netted against book overdrafts resulting in a negative change in accounts payable in the first quarter of 2008. The impact of these changes for accounts payable resulted in a $6.0 million increase in cash flows from working capital period-over-period as compared to 2008. The remaining change is due to fluctuations in working capital items.

Cash flows from investing activities

Cash flows used in investing activities were $20.7 million during the 13 weeks ended March 31, 2009 compared to $9.8 million for the 13 weeks ended March 25, 2008. During 2009, we completed an asset purchase and sale transaction in which we purchased 55 units for $18.7 million and sold 42 units for $19.5 million. We also completed an acquisition of 50 units for $14.2 million. During the first quarter of 2009 we invested $7.2 million in capital expenditures, consisting of approximately $4.0 million in our existing operations and $3.2 million for acquisition related information technology equipment. In the prior year, we invested $9.7 million in capital expenditures for existing operations (including approximately $1.0 million for WingStreet™ development at 36 units).

We have reduced our capital expenditure estimate for 2009 from the previous target of $34 million to approximately $26 million, net of anticipated related sale-leaseback proceeds and not including acquisitions. This reduction is primarily due to a $7.4 million decrease in our WingStreet™ development plan from 200 originally planned to 40 units in an attempt to conserve free cash flow in light of the recent impact of the recession upon our operating results. This estimate includes an investment of approximately $2.1 million to add the WingStreet™ product line to 40 units and $5.0 million to convert the PHI acquisition units to our proprietary POS system.

Cash flows from financing activities

Net cash inflows from financing activities were $0.8 million for the 13 weeks ended March 31, 2009 compared to net outflows of $9.8 million for the 13 weeks ended March 25, 2008. Net pay-downs under the revolving credit facility were $3.0 million for the first quarter of 2009 compared to $15.5 million during the prior year. During the first quarter of 2009 we completed sale-leaseback transactions for six properties acquired in Virginia during the fourth quarter of 2008 for $2.9 million and completed sale-leaseback transactions on two formerly leased properties (purchased in 2008) for $0.9 million. During the first quarter of 2008, we completed five sale-leaseback transactions on assets principally constructed during 2007 for $5.7 million.

Based upon the provisions of the Senior Secured Credit Facility, the Company may be required to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after the Company’s fiscal year end. Based upon the amount of excess cash flow generated during fiscal 2008 and the Company’s leverage at fiscal 2008 year end, each of which is defined in the Credit Agreement, the mandatory prepayment was determined to be $17.1 million. This amount was included in the current portion of long-term debt at March 31, 2009 and December 30, 2008 and was paid utilizing our cash reserves and borrowings on the Revolving Credit Facility on April 24, 2009.

As of March 31, 2009, we were in compliance with all of the financial covenants under our senior secured credit facility. Further, as shown in the following table, our financial leverage has declined significantly from 3.92x at fiscal 2008 year end to 3.82x, despite the significant capital investment in acquisition activity. Our ratios under the foregoing financial covenants in our Credit Agreement as of March 31, 2009 are as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	3.82x	Not more than 5.25x
Minimum interest coverage ratio	2.04x	Not less than 1.65x

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

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At March 31, 2009, we had $58.9 million of borrowing capacity available under our revolving line of credit net of $16.1 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

Letters of Credit

As of March 31, 2009, we had letters of credit of $16.1 million issued under our existing credit facility primarily in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of March 31, 2009, we had $275.8 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to LIBOR on the following notional amounts of floating rate debt:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
June 6, 2006	$50.0	5.39%	Dec. 31, 2010
Jan. 31, 2008	50.0	3.16%	Jan. 31, 2011
April 7, 2008	50.0	2.79%	April 7, 2011
Nov. 18, 2008	30.0	2.81%	Nov. 18, 2011

	$180.0

After giving effect to these swaps, which leaves us with $95.8 million of floating rate debt, a 100 basis point increase in this floating rate would increase annual interest expense by approximately $1.0 million.

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

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.12 for the first quarter of 2009 and $0.19 per pound for 2008) would have been approximately $1.0 million and $1.5 million for the 13 weeks ended March 31, 2009 and March 25, 2008, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time-to-time, the Company is involved in litigation, most of which is incidental to its business.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

2.3	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.4	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.5	Amendment to Asset Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.6	Amendment to Asset Purchase and Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008)

2.7	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of December 15, 2008 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2009)

2.8	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of January 13, 2009 (incorporated herein by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.9	Amendment to Asset Sale Agreement dated as of February 12, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.10	Second Amendment to Asset Sale Agreement dated as of February 16, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.3*	Distribution Agreement, dated as of January 5, 2004, between McLane Foodservice, Inc. and NPC International, Inc.

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

Exhibit No.	Document Description
10.5*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz

10.6*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999)

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated by reference as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.18	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2009)

10.19	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2009)

10.20	Amendment, dated as of March 10, 2009, to Amended and Restated Employment Agreement, dated as of December 29, 2008, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2009)

10.21	Amendment, dated as of March 10, 2009, to Amended and Restated Employment Agreement, dated as of December 29, 2008, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 16, 2009)

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

21.1**	List of subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Document Description
31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 15, 2009.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)