Form 10-Q
period 2009-06-30
NPC INTERNATIONAL INC
filed 2009-08-14
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports required under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

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

There is no market for the Registrant’s equity. As of August 14, 2009, there were 1,000 shares of common stock outstanding.

PART I

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2009	December 30, 2008
Assets
Current assets:
Cash and cash equivalents	$6,116	$5,327
Accounts receivable	3,973	4,110
Inventories	6,275	7,291
Prepaid expenses and other current assets	5,628	4,633
Income taxes receivable	2,391	2,086
Deferred income taxes	4,519	4,531
Assets held for sale	1,210	20,934

Total current assets	30,112	48,912

Facilities and equipment	264,942	236,999
Less accumulated depreciation	(87,124)	(67,885)

Net facilities and equipment	177,818	169,114
Franchise rights, less accumulated amortization of $26,756 and $22,008, respectively	413,466	407,915
Goodwill	191,673	188,530
Other assets, net	26,008	25,044

Total assets	$839,077	$839,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,252	$22,998
Accrued payroll	15,055	14,294
Sales tax payable	3,626	5,212
Payroll taxes	3,096	3,012
Accrued interest	4,378	6,317
Other accrued liabilities	15,996	14,277
Current portion of insurance reserves	8,622	8,240
Current portion of debt	1,340	17,094

Total current liabilities	78,365	91,444

Long-term debt	437,370	436,710
Other deferred items	36,649	35,556
Insurance reserves	11,200	11,133
Deferred income taxes	118,126	117,240

Total long-term liabilities	603,345	600,639

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of June 30, 2009 and December 30, 2008)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(3,510)	(4,125)
Retained deficit	(2,448)	(11,768)

Total stockholders’ equity	157,367	147,432

Total liabilities and stockholders’ equity	$839,077	$839,515

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended June 30, 2009	13 Weeks Ended June 24, 2008
Sales:
Net product sales	$214,336	$160,315
Fees and other income	9,477	4,780

Total sales	223,813	165,095
Costs and expenses:
Cost of sales	57,421	46,240
Direct labor	65,304	45,027
Other restaurant operating expenses	73,807	50,972
General and administrative expenses	12,092	9,964
Corporate depreciation and amortization of intangibles	2,933	2,554
Other	123	196

Total costs and expenses	211,680	154,953

Operating income	12,133	10,142

Other expense:
Interest expense	(7,819)	(8,220)
Miscellaneous	—	(22)

Income before income taxes	4,314	1,900
Income tax expense	957	800

Income from continuing operations	3,357	1,100
Income from discontinued operations, net of taxes	—	872

Net income	$3,357	$1,972

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	26 Weeks Ended June 30, 2009	26 Weeks Ended June 24, 2008
Sales:
Net product sales	$436,696	$319,973
Fees and other income	19,458	9,962

Total sales	456,154	329,935
Costs and expenses:
Cost of sales	116,951	90,830
Direct labor	131,729	90,429
Other restaurant operating expenses	147,963	101,379
General and administrative expenses	24,770	19,495
Corporate depreciation and amortization of intangibles	5,855	4,994
Other	765	306

Total costs and expenses	428,033	307,433

Operating income	28,121	22,502

Other expense:
Interest expense	(15,743)	(16,794)
Miscellaneous	—	(22)

Income before income taxes	12,378	5,686
Income tax expense	2,999	1,716

Income from continuing operations	9,379	3,970
(Loss) income from discontinued operations, net of taxes	(59)	2,206

Net income	$9,320	$6,176

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 30, 2008	1,000	$—	$163,325	$(11,768)	$(4,125)	$147,432
Comprehensive income:
Net income	—	—	—	9,320	—	9,320
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(1,391)	(1,391)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	2,006	2,006

Total comprehensive income						9,935

Balance at June 30, 2009	1,000	$—	$163,325	$(2,448)	$(3,510)	$157,367

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	26 Weeks Ended June 30, 2009	26 Weeks Ended June 24, 2008
Operating activities
Net income	$9,320	$6,176
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,995	20,324
Amortization of debt issuance costs	997	760
Net facility impairment charges	251	297
Deferred income taxes	480	1,269
Net loss on disposition of assets	102	9
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	364	2,569
Inventories	1,304	(565)
Prepaid expenses and other current assets	(894)	(1,516)
Accounts payable	2,894	(2,260)
Payroll and sales taxes	(1,502)	319
Income taxes	(305)	933
Accrued interest	(1,939)	(897)
Accrued payroll	761	540
Other accrued liabilities	1,291	1,121
Insurance reserves	449	1,747
Other deferred items	2,257	(997)
Other assets	(2,094)	1,137

Net cash provided by operating activities	39,731	30,966

Investing activities
Capital expenditures	(14,755)	(19,562)
Net proceeds from sale of units	19,463	—
Purchase of business assets, net of cash acquired	(32,968)	(32)
Proceeds from sale or disposition of assets	640	51

Net cash used in investing activities	(27,620)	(19,543)

Financing activities
Borrowings under revolving credit facility	170,283	127,400
Payments under revolving credit facility	(168,283)	(142,900)
Payments on term bank facilities	(17,094)	(4,196)
Debt issue costs	(21)	(45)
Proceeds from sale-leaseback transactions	2,891	6,896
Proceeds from sale-leaseback transactions on formerly leased properties	902	—

Net cash used in financing activities	(11,322)	(12,845)

Net change in cash and cash equivalents	789	(1,422)
Beginning cash and cash equivalents	5,327	7,609

Ending cash and cash equivalents	$6,116	$6,187

Supplemental disclosures of cash flow information:
Net cash paid for interest	$16,685	$16,930
Net cash paid for income taxes	$2,667	$97
Non-cash investing activities:
Accrued capital expenditures	$583	$1,718

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

Note 2 – Business Combinations and Acquisitions

Between September 2008 and February 2009, the Company acquired 393 Pizza Hut units, including 294 units from Pizza Hut, Inc. (“PHI”) and 99 units from another franchisee. These acquisitions were funded through the issuance of a $40.0 million term loan under the Company’s Senior Secured Credit Facility, proceeds from the sale of units to PHI, proceeds drawn on the Company's revolving credit facility and cash on hand. The acquisitions were accounted for using the purchase method in accordance with SFAS No. 141(R) and SFAS No. 141, “Business Combinations.” Accordingly, net assets were recorded at their estimated fair values. The purchase price was allocated using information currently available. The allocation of the purchase price to the assets acquired is preliminary and will be finalized as information becomes available. As the purchase price exceeded the fair value of the assets, including identified intangible assets, goodwill associated with this transaction was recorded in the Consolidated Balance Sheets. The goodwill recorded reflects the Company’s ability to synergize acquired units with its existing operations. All of the goodwill recognized for these acquisitions will be deductible for income tax purposes.

Identification and allocation of values assigned to the intangible assets are based on the provisions of SFAS No. 141(R) and SFAS No. 141. The fair value was estimated by performing the generally accepted valuation income approach. The income approach is predicated upon the value of the future cash flows that an asset will generate over its remaining useful life, which is consistent with how purchase price is typically determined for purchases such as these. The preliminary purchase price allocations, net of cash acquired, were as follows:

(Dollars in thousands)
	2009		2008
Acquired from Date acquired	PHI 1/20/09	PHI 2/17/09	Franchisee 9/30/08	PHI 12/9/08	PHI 12/9/08
Number of units	55	50	99	88	101
Fee properties	—	—	9	1	—
Market locations	CO	MO, IL	VA, WV, MD	FL, IA	MO, KS, GA
Purchase price allocation:
Franchise rights	$8,655	$1,938	$18,950	$9,318	$12,111
Goodwill	1,077	1,022	2,290	3,023	1,283
Fixed assets	8,621	10,740	15,490	14,996	12,850
(Unfavorable) favorable leases, net	142	215	(487)	104	(221)
Other	182	239	(56)	778	997

Total purchase price	$18,677	$14,154	$36,187	$28,219	$27,020

Estimated annual rent	$2,100	$1,938	$3,662	$3,536	$4,008

The above purchase price allocations were adjusted during the second quarter of 2009 to reflect an increase of $0.9 million to goodwill and $0.3 million to other with offsetting decreases of $1.2 million to fixed assets.

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

	Pro forma (unaudited) (in thousands)
	13 Weeks Ended June 24, 2008	26 Weeks Ended
		June 30, 2009	June 24, 2008
Total sales	$254,319	$465,144	$508,383
Income before income taxes	2,545	12,215	7,570
Income from continuing operations	1,487	9,281	5,100

The Consolidated Statements of Income for the 13 weeks and 26 weeks ended June 30, 2009 included $78.1 million and $154.0 million, respectively, of total sales related to the above acquired units. It is impracticable to disclose earnings for these acquired units as earnings of such units are not tracked on an individual basis.

Note 3 – Discontinued Operations

In December 2008 and January 2009, the Company completed the sale of 70 units and 42 units, respectively and the results of operations for these units have been reflected in discontinued operations.

Summarized financial information for discontinued operations on units sold December 8, 2008 and January 20, 2009 is shown below (in thousands):

	13 Weeks Ended June 24, 2008	26 Weeks Ended
		June 30, 2009	June 24, 2008
Total sales	$23,879	$2,009	$47,789

(Loss) income before income taxes	1,506	(84)	3,265
Income tax (benefit) expense	634	(25)	1,059

(Loss) income from discontinued operations, net of taxes	$872	$(59)	$2,206

Note 4 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance at December 30, 2008	$188,530
Acquisitions	3,143

Balance at June 30, 2009	$191,673

Goodwill increased $3.1 million as a result of the 2009 acquisitions and adjustments related to the 2008 acquisitions as presented in Note 2.

The Company completed its annual impairment testing during the second quarter of 2009 and determined that goodwill was not impaired.

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

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,222	$(26,756)	$413,466
Favorable leasehold interests	10,114	(1,827)	8,287
Unfavorable leasehold interests	(4,425)	883	(3,542)
Internally developed software	1,069	(677)	392
Non-compete	1,925	(1,219)	706

Total	$448,905	$(29,596)	$419,309

	December 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$429,923	$(22,008)	$407,915
Favorable leasehold interests	9,597	(1,945)	7,652
Unfavorable leasehold interests	(3,778)	584	(3,194)
Internally developed software	1,069	(570)	499
Non-compete	1,925	(1,027)	898

Total	$438,736	$(24,966)	$413,770

Amortization expense on intangible assets was $2.7 million and $1.9 million for the 13 weeks ended June 30, 2009 and June 24, 2008, respectively, and $5.4 million and $3.9 million for the 26 weeks ended June 30, 2009 and June 24, 2008, respectively. The Company expects annual amortization expense for amortizable other assets for the next five fiscal years to range from approximately $10.0 million to $10.3 million.

Note 5 – Debt

The Company’s debt consisted of the following (in thousands):

	June 30, 2009	December 30, 2008
Senior Secured Credit Facility	$258,710	$275,804
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	5,000	3,000

	438,710	453,804
Less current portion	1,340	17,094

	$437,370	$436,710

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At June 30, 2009, the Company was in compliance with all of its debt covenants.

Based upon the provisions of the Senior Secured Credit Facility, the Company may be required to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after the Company’s fiscal year end. Based upon the amount of excess cash flow generated during fiscal 2008 and the Company’s leverage at fiscal 2008 year end, each of which is defined in the credit agreement, the mandatory prepayment was determined to be $17.1 million. This amount was included in the current portion of long-term debt at December 30, 2008 and was paid utilizing cash reserves and borrowings on the Revolving Credit Facility on April 24, 2009. Based on currently expected 2009 results, the Company anticipates that it will be required to make such a mandatory prepayment of between $25 million and $31 million for 2009 depending upon the amount of excess cash flow generated during its fiscal year and its leverage at fiscal year-end. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement. As the excess cash flow mandatory prepayment is an estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above.

Based upon independent trading data the estimated fair value of the Company’s debt facilities was as follows (in thousands):

	June 30, 2009	December 30, 2008
Senior Secured Credit Facility	$240,600	$208,232
Senior Subordinated Notes	161,000	131,250
Revolving Credit Facility	5,000	3,000

	$406,600	$342,482

The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in an actual market transaction.

Note 6 – Income Taxes

For the 26 weeks ended June 30, 2009 the Company recorded income tax expense of $3.0 million which resulted in an effective income tax rate of 24.2%. The lower than statutory rate is attributable to the impact of tax credits and $1.0 million of favorable discrete adjustments related to state tax rate adjustments and federal tax credit carry back adjustments. The Company’s effective tax rate of 30.2% for the 26 weeks ended June 24, 2008 was also impacted by tax credits.

The liability for uncertain tax positions was $12.0 million as of June 30, 2009, was considered long term and was included in other deferred items in the Consolidated Balance Sheet. We expect to release certain reserves over the next 12 months as statutes expire, which would impact the effective tax rate.

Note 7 – Commitments and Contingencies

On May 12, 2009, a lawsuit against the Company, entitled Jeffrey Wass, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, was filed in the United States District Court for the District of Kansas. An Amended Complaint, entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., was filed on July 2, 2009. Plaintiffs have brought the action individually and on behalf of similarly situated employees who work or previously worked as delivery drivers for NPC. The Amended Complaint states that the lawsuit is brought as a collective action under the Fair Labor Standards Act (FLSA) to recover unpaid wages and excessive deductions owed to plaintiffs and similarly situated workers employed by NPC in 28 states, and as a class action under Colorado law on behalf of one of the plaintiffs and all other similarly situated workers employed by NPC in Colorado to recover unpaid minimum wages and excess payroll deductions and certain costs relating to uniforms and special apparel. The Amended Complaint alleges among other things that NPC deprived plaintiffs and other NPC delivery drivers of minimum wages by providing insufficient reimbursements for automobile and other job-related expenses incurred for the purposes of delivering NPC's pizza and other food items. With respect to the claim under the FLSA, the Amended Complaint seeks compensatory damages, liquidated damages, attorneys' fees and costs, and pre-judgment and post-judgment interest. With respect to the claim under Colorado law, the Amended Complaint seeks compensatory damages, costs of litigation, and pre-judgment and post-judgment interest.

At this time, the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

Note 8 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, the Company designates these forward contracts as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following interest rate swap contracts were entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at June 30, 2009:

Effective Date	Notional Amount (in thousands)		Fixed Rate Paid	Maturity Date
June 6, 2006	$50,000	(1)	5.39%	December 31, 2010
January 31, 2008	50,000		3.16%	January 31, 2011
April 7, 2008	50,000		2.79%	April 7, 2011
November 18, 2008	30,000		2.81%	November 18, 2011

	$180,000

(1)	Amortized from $85.0 million to $50.0 million on 12/31/08 based on the interest rate swap contracts amortization schedule.

The following table presents the fair value of the Company’s hedging portfolio as of June 30, 2009 and December 30, 2008 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	June 30, 2009	December 30, 2008
Other deferred items	$5,763	$6,796

The effect of the derivative instruments on the Condensed Consolidated Financial Statements was as follows (in thousands):

	Loss Recognized in OCI on Derivative (Effective Portion)				Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	For the 13 Weeks Ended		For the 26 Weeks Ended		Location	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008		June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Interest rate contracts	$(595)	$(1,987)	$(1,391)	$(555)	Interest expense	$(1,135)	$(571)	$(2,006)	$(682)

The Company currently expects that approximately $3.9 million of the change in the fair value of the interest rate swap contracts included in “Accumulated other comprehensive loss” as of June 30, 2009 will be realized in earnings as additional interest expense within the next twelve months, contemporaneously with the net settlement of the underlying quarterly interest payments, which may vary based on actual changes within the LIBOR market rates.

The Company measures the fair value of its interest rate swap contracts under a Level 2 input as defined by SFAS 157. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During the second quarter of fiscal 2009 and 2008, there was virtually no ineffectiveness related to cash flow hedges.

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

Bank of America Merchant Services. In January 2009, Bank of America Corporation acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During year-to-date 2009 the Company paid Bank of America Merchant Services $0.2 million for credit card processing services.

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

In April 2009, the FASB released Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted SFAS 107-1 and APB 28-1 and provided the additional disclosure requirements for first quarter 2009.

In April 2009, the FASB issued FSP SFAS 115-2, SFAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted the provisions of this FSP during second quarter 2009 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 and provided the additional disclosure requirements for the quarter ending June 30, 2009.

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles for nongovernmental entities in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt the provisions of SFAS 168 during the third quarter 2009, but does not believe this guidance will have a material impact on the Company’s consolidated financial statements.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through August 14, 2009 and determined that there were no subsequent events that would impact the Company’s condensed consolidated financial statements for the quarterly period June 30, 2009.

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

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2008 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of

June 30, 2009 we operated 1,153 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the second quarter 2009, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 23% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal year 2009 contains 52 weeks and fiscal year 2008 contained 53 weeks.

Acquisitions and Dispositions. Between September 2008 and February 2009 we acquired 294 Pizza Hut units from Pizza Hut, Inc. (“PHI”) for approximately $88.1 million and 99 units from another Pizza Hut franchisee for $36.2 million. During this same time period, we also sold 112 units to PHI for approximately $37.8 million. The acquisitions were funded through the issuance of a $40.0 million term loan, proceeds from the sale of units to PHI, borrowings under our revolving credit facility and cash on hand.

As a result of the sale of units in 2008 and the sale of units in 2009, which were classified as held for sale at December 30, 2008, our consolidated statements of income for all years presented have been adjusted to remove the operations of the 2008 and 2009 sold units and reclassify them as discontinued operations. Also included in discontinued operations for the fiscal year ended December 30, 2008 was the loss on the sale of those units. The amounts presented below, except where otherwise indicated, relate to continuing operations only.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. Year-to-date for fiscal 2009, pizza sales accounted for approximately 77% of net product sales. Beginning in April 2008, we began offering the Tuscani Pasta menu layer which has affected our sales mix. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.

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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 43% of our units include the WingStreet™ product line at June 30, 2009. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each year-to-date fiscal period:

	26 weeks ended June 30, 2009	26 weeks ended June 24, 2008
Sales by occasion:
Delivery	41%	35%
Carryout	39%	41%
Dine-in	20%	24%
Number of restaurants open at the end of the period:
Delco	432	207
RR	188	152
RBD	533	416

	1,153 (1)	775 (1)

(1)	Includes 500 and 142 units offering the WingStreet™ product line, as of the year-to-date periods ended 2009 and 2008, respectively.

Our Costs

Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuations in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-19%; meat: 13-17%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system's anticipated cheese purchases for fiscal year 2009 through a combination of derivatives taken under the direction of the UFPC.

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

Our blended average royalty rate for the year-to-date period of 2009 was 4.8% of total sales compared to 4.4% for 2008. The increase is primarily due to the units acquired since October 2008 (“acquisition units”) which have a higher average royalty rate than our comparable stores.

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

General Economic Conditions and Consumer Spending

Higher unemployment rates, declining home values and sales, the negative impact of changes in the credit markets, declining stock prices, and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in most segments of the restaurant industry, including the segment in which we compete. We believe these economic trends and the resulting negative impact on consumer sentiment are the primary causes of our lower comparable store sales.

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

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by Pizza Hut. Overall, our commodity costs continued to retract during the second quarter of 2009; such decreases more than offset the higher costs associated with Pizza Hut’s ingredient reformulation and packaging redesign in 2009.

The block cheese price for the second quarter of fiscal 2009 averaged $1.16 per pound, a decrease of $0.83 or 42% versus the historically high average price for the second quarter of fiscal year 2008 and dough costs declined 16% from the prior year. Our average costs of meat and packaging increased during the second quarter of fiscal 2009 by 11% and 24%, respectively, as compared to the prior year. These increases exceeded changes in the commodity market prices for these categories primarily due to higher ingredient costs associated with the 2009 product ingredient reformulation and the new packaging design.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition of stores or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. There has been legislation passed to increase certain states’ minimum wage rates. This has resulted in incremental direct labor expense which we have attempted to mitigate through pricing initiatives, productivity improvement in our restaurants, better overall wage management tactics and other auxiliary cost reduction strategies. Further, in May 2007, the United States Congress passed a bill, which was signed into law, to increase the federal minimum wage rate per hour as follows: from $5.15 to $5.85 effective July 24, 2007; $6.55 effective July 24, 2008 and $7.25 effective July 24, 2009. The federal tipped wage rate remained unchanged at $2.13 per hour. The expected impact on our direct labor costs for these changes is described below under “Inflation and Deflation.” We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset any or all of this increase through auxiliary cost savings, productivity improvements in our restaurants and to a lesser extent pricing.

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

In addition, the federal government and several state governments have proposed legislation regarding health care, including legislation that in some cases would require employers to either provide health care coverage to their employees or pay into a fund that would provide coverage for them. If this type of legislation is enacted in geographic areas where we do business, it would likely increase our costs and could have a material adverse effect on our business, results of operations and financial condition.

Inflation and Deflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We are not always able to offset higher costs with price increases. We anticipate that the aforementioned state minimum wage rates will increase direct labor expense in our comparable units (excluding acquisition units) by approximately an additional $0.7 million in fiscal 2009. We project the federal minimum wage increase, which impacted approximately 93% of our units, will result in an increase of our direct labor expense in our comparable units of approximately $4.0 million in fiscal 2009. We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset any or all of this increase through auxiliary cost savings, productivity improvements in our restaurants and to a lesser extent pricing.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2008 Form 10-K. There have been no significant changes with respect to these policies during the first 26 weeks of fiscal 2009.

Accounting for Goodwill. The Company has one operating segment and reporting unit for purposes of evaluating goodwill for impairment. Goodwill was $191.7 million and $188.5 million as of June 30, 2009 and December 30, 2008, respectively.

Goodwill primarily originated with the acquisition of the Company by a new controlling shareholder in May 2006. Additional goodwill was recorded in connection with multiple acquisitions of Pizza Hut units since 2006.

We evaluate goodwill for impairment annually and at any other date when events or changes in circumstances indicate that potential impairment is more likely than not in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the carrying value exceeds fair value, goodwill is considered potentially impaired and we must complete the second step of the goodwill impairment test. Under step two, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment loss would be recognized in an amount equal to the excess. The implied fair value of goodwill is calculated in the same manner that the amount of goodwill that is recognized in a business combination. This process involves allocating fair value to all assets and liabilities (both recognized and unrecognized), as prescribed by FAS 141(R) guidance on performing a purchase price allocation. The difference between the fair value and the sum of the amounts that are assigned to recognized and unrecognized assets and liabilities is the implied value of goodwill.

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

Anticipated future cash flows and terminal value for each reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change if actual results are achieved that differ from those anticipated. We are not expecting actual results to vary significantly from estimates.

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

We completed our annual impairment testing during the second quarter of 2009 and determined that goodwill was not impaired. A key assumption on our fair value estimate using the income approach is the discount rate. We selected a weighted average cost of capital of 10.6%. We noted that an increase in the weighted average cost of capital of approximately 40 basis points would result in a reduction in fair value of approximately $37.0 million. A change in fair value of this amount would have resulted in a fair value that would have still been in excess of carrying value.

Recently Issued Accounting Statements and Pronouncements

See Note 10 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements.

Results of Operations

The table below presents (i) comparable store sales indices, (ii) equivalent unit count, (iii) average weekly sales and (iv) selected restaurant operating results as a percentage of net product sales for the 13-week and 26-week periods ended June 30, 2009 and June 24, 2008, respectively:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Comparable store sales	(12.6)%	7.2%	(8.8)%	3.8%
Equivalent units(1)	1,154	776	1,141	776
Average weekly sales(2) (in thousands)	14,286	15,898	14,720	15,860
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	26.8%	28.8%	26.8%	28.4%
Direct labor	30.5%	28.1%	30.2%	28.3%
Other restaurant operating expenses	34.4%	31.8%	33.9%	31.7%

(1)	“Equivalent units” represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis.
(2)	In computing these averages, total net product sales for the quarter and year-to-date periods were divided by equivalent units for the respective periods.

Activity with respect to unit count is set forth in the table below:

26 Weeks Ended June 30, 2009
Beginning of period	1,098
Developed(1)	3
Acquired(2)	105
Sold	(42)
Closed(1) (2)	(11)

End of period	1,153

(1) For the 26 weeks ended June 30, 2009 three units were relocated or rebuilt and are included in both the developed and closed totals above.

(2) Includes one unit acquired that was closed immediately upon purchase.

During the 26 weeks ended June 30, 2009 we added the WingStreet™ product line to 26 units (23 units converted and 3 units newly constructed), acquired 90 WingStreet™ units and sold one unit for a total of 500 units offering the WingStreet™ product line at June 30, 2009.

Thirteen Weeks Ended June 30, 2009 Compared to June 24, 2008-adjusted for discontinued operations

Net Product Sales. Net product sales for the second quarter of 2009 compared to 2008, were $214.3 million and $160.3 million, respectively, an increase of $54.0 million, or 33.7%, resulting largely from a 49% increase in equivalent units due to acquisitions and development, with comparable store sales decreasing 12.6% for the second quarter of 2009, rolling over last year’s second quarter comparable store sales increase of 7.2%.

Due to the anticipated continued negative effect of the recession on consumer spending and our category, and strong comparable store sales growth during our 3rd quarter last year, we currently expect to experience negative comparable store sales until at least the fourth quarter when we begin to compare results to a period where the effects of the recession began to materially impact our business. However, based on preliminary results, we currently expect that comparable store sales for the upcoming quarter will be less negative than our second fiscal quarter results based upon rolling over softer prior year comparable store sales of 4.5%.

Fees and Other Income. Fees and other income were $9.5 million for the second quarter of 2009, compared to $4.8 million for the prior year, for an increase of $4.7 million or 98.3%. The increase was primarily due to increased delivery transactions from acquisitions and to a lesser extent customer delivery charge increases effective July 2008, in conjunction with the federal minimum wage increase.

Cost of Sales. Cost of sales was $57.4 million for the second quarter of 2009, compared to $46.2 million for the prior year for an increase of $11.2 million or 24.2%. Cost of sales decreased 2.0%, as a percentage of net product sales, to 26.8%, compared to 28.8% in the prior year. This decrease was primarily due to an 11% decrease in cheese costs (net of UFPC hedging effect) and a 16% decrease in dough costs. These decreases were partially offset by a 24% increase in packaging costs and an 11% increase in meat ingredient costs (primarily due to Pizza Hut ingredient reformulation and package design changes) compared to the prior year. Improved waste controls at the restaurant level and a modest shift in product mix account for the remainder of the overall reduction in cost of sales versus the prior year.

Direct Labor. Direct labor costs for the second quarter of 2009 as compared to the prior year were $65.3 million and $45.0 million, respectively, an increase of $20.3 million, or 45.0%. Direct labor costs were 30.5% of net product sales for the second quarter 2009, a 2.4% increase compared to the prior year. Labor costs as a percent of net product sales increased by approximately 80 basis points (bps) due primarily to higher acquisition-unit labor costs which were a result of higher delivery sales mix in these units which is more labor intensive than other occasions, higher average wage rates and general labor inefficiencies due to acquisition integration and training. The remaining 160 bps increase was primarily due to the de-leveraging impact on fixed and semi-fixed labor costs as a result of the comparable store sales decline.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 13 weeks ended June 30, 2009 and June 24, 2008 were $73.8 million and $51.0 million, respectively, an increase of $22.8 million, or 44.8%. Other operating expenses were 34.4% of net product sales for the second quarter 2009 compared to 31.8% of net product sales for the prior year, an increase of 2.6%. Approximately 120 bps of the increase, as a percentage of net product sales compared to the prior year, was due to the economics of the acquisition units, which caused an increase in our royalty expense (50 bps), higher depreciation expense associated with purchase accounting asset values (40 bps), higher delivery driver reimbursement expenses due to a higher delivery mix (20 bps) and outsourced call center expenses for a certain acquisition market (20 bps), which were partially offset by lower rent (10 bps). The remaining net variance of 140 bps was largely due to the de-leveraging impact on fixed and semi-fixed costs due to the comparable store sales decline consisting primarily of occupancy costs (100 bps), depreciation (50 bps) and advertising (20 bps) and increased delivery driver insurance costs due to adverse claims development during the quarter (30 bps). These increases were partially offset by the decline in delivery driver reimbursement expenses for comparable stores due to lower fuel prices (40 bps) and lower store level bonuses (20 bps).

Depreciation expense for store operations was $9.9 million or 4.6% of net product sales for the second quarter of 2009 compared to $5.9 million or 3.7% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for the 13 weeks ended June 30, 2009 were $12.1 million compared to $10.0 million for the 13 weeks ended June 24, 2008, an increase of $2.1 million or 21.4%. As a direct result of the 2009 and 2008 acquisitions, general and administrative expenses increased approximately $3.0 million for the following: increased field supervisory personnel costs of $1.7 million, increased credit card transaction fees of $1.1 million and acquisition integration training costs of $0.2 million. These increases were partially offset by lower on-going operational training and profit sharing expenses as compared to the prior year.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $2.9 million and $2.6 million for the second quarter of 2009 and 2008, respectively.

Other. We recorded expense of $0.1 million and $0.2 million for other expenses during the second quarter of 2009 and 2008, respectively.

Interest Expense. Interest expense was $7.8 million for the second quarter of 2009 compared to $8.2 million for the prior year, a decrease of $0.4 million due to lower interest rates as compared to the prior year. Our cash borrowing rate decreased 1.0% to 6.4% during the second quarter of 2009 compared to the prior year, however, our average outstanding debt balance increased $35.6 million to $451.7 million in the second quarter of 2009 largely due to the issuance of a $40.0 million incremental term loan during the fourth quarter of 2008 used to fund acquisition activity. Interest expense included $0.5 million for amortization of deferred debt issuance costs in both the second quarter 2009 and 2008, respectively.

Income Taxes. For the 13 weeks ended June 30, 2009, we recorded income tax expense of $1.0 million which resulted in an effective income tax rate of 22.2% compared to an effective tax rate of 42.1%, or $0.8 million, for the 13 weeks ended June 24, 2008. The lower than statutory rate for the second quarter of 2009 was due to the impact of tax credits in relation to income before taxes and a favorable discrete tax adjustment of $0.4 million for federal tax credit carry back adjustments. The prior year anticipated annual effective rate was increased to 31.0% during the second quarter of 2008 which resulted in a second quarter effective tax rate of 42.1%. This increase was due to changes to anticipated permanent deductions.

Income from Continuing Operations, net of taxes. Income from continuing operations for the 13 weeks ended June 30, 2009 was $3.4 million, compared to $1.1 million for the prior year. The increase was primarily due to the benefit of a 33.7%

increase in net product sales, increased customer delivery charge income, lower commodity costs and lower interest expense which were partially offset by increases in restaurant operating expenses, direct labor, general and administrative expenses and higher income tax expense.

Income from Discontinued Operations, net of taxes. Income from discontinued operations was $0.9 million for the second quarter of 2008. In December 2008, we completed the sale of 70 units to PHI and in January 2009, we completed the sale of 42 units to PHI (which were classified as held for sale at December 30, 2008).

Twenty-Six Weeks Ended June 30, 2009 Compared to June 24, 2008-adjusted for discontinued operations

Net Product Sales. Net product sales for the 26 weeks ended June 30, 2009 were $436.7 million compared to $320.0 million for the same period of 2008, an increase of $116.7 million, or 36.5%, resulting largely from a 47% increase in equivalent units due to acquisitions and development, with comparable store sales decreasing 8.8% for the 2009 year-to-date period, rolling over last year’s comparable store sales increase of 3.8%.

Fees and Other Income. Fees and other income were $19.5 million for year-to-date 2009, compared to $10.0 million for the prior year, for an increase of $9.5 million or 95.3%. The increase was primarily due to increased delivery transactions from acquisitions and to a lesser extent customer delivery charge increases effective July 2008, in conjunction with the federal minimum wage increase, which were preceded by modest increases in most markets during the second quarter of fiscal 2008.

Cost of Sales. Cost of sales was $117.0 million for year-to-date 2009, compared to $90.8 million for the prior year for an increase of $26.2 million or 28.8%. Cost of sales decreased 1.6%, as a percentage of net product sales, to 26.8%, compared to 28.4% in the prior year. This decrease was primarily due to a 12% decrease in cheese costs (net of UFPC hedging effect) and a 10% decrease in dough costs. These decreases were partially offset by a 15% increase in meat ingredient costs and a 24% increase in packaging costs (primarily due to Pizza Hut ingredient reformulation and package design changes) compared to the prior year. Improved waste controls at the restaurant level and a modest shift in product mix account for the remainder of the overall reduction in cost of sales versus the prior year. Pricing initiatives beginning in the second quarter of 2008 also positively impacted our year-over-year cost of sales margins.

Direct Labor. Direct labor costs for year-to-date 2009 as compared to the prior year were $131.7 million and $90.4 million, respectively, an increase of $41.3 million, or 45.7%. Direct labor costs were 30.2% of net product sales for year-to-date 2009, a 1.9% increase compared to the prior year. Labor costs as a percent of net product sales increased by approximately 80 basis points (bps) due primarily to higher acquisition-unit labor costs which were a result of higher delivery sales mix in these units which is more labor intensive than other occasions, higher average wage rates and general labor inefficiencies due to acquisition integration and training. The remaining 110 bps increase was primarily due to the de-leveraging impact on fixed and semi-fixed labor costs (100 bps) as a result of the comparable store sales decline and increased self-insured health insurance costs due to adverse claims development (10 bps).

Other Restaurant Operating Expenses. Other restaurant operating expenses for year-to-date 2009 and 2008 were $148.0 million and $101.4 million, respectively, an increase of $46.6 million, or 46.0%. Other operating expenses were 33.9% of net product sales for year-to-date 2009 compared to 31.7% of net product sales for the prior year, an increase of 2.2%. Approximately 110 bps of the increase, as a percentage of net product sales compared to the prior year, was due to the economics of the acquisition units, which caused an increase in our royalty expense (50 bps), higher depreciation expense associated with purchase accounting asset values (30 bps), higher delivery driver reimbursement expenses due to a higher delivery mix (30 bps) and outsourced call center expenses for a certain acquisition market (20 bps) which were partially offset by lower rent (20 bps). The remaining net variance of 110 bps was largely due to the de-leveraging impact on fixed and semi-fixed costs due to the comparable store sales decline consisting primarily of occupancy costs (90 bps), depreciation (50 bps) and advertising (20 bps). These increases were partially offset by a decline in delivery driver reimbursement expenses for comparable stores due to lower fuel prices (50 bps) and an overall decrease in delivery driver insurance costs due to higher adverse claims development and activity in the prior year (10 bps).

Depreciation expense for store operations was $19.6 million or 4.5% of net product sales for the year-to-date period of 2009 compared to $11.6 million or 3.6% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for year-to-date 2009 were $24.8 million compared to $19.5 million for the prior year, an increase of $5.3 million or 27.1%. As a direct result of the 2009 and 2008 acquisitions, general and administrative expenses increased approximately $5.8 million for the following: increased field supervisory personnel costs of $3.2 million, increased credit card transaction fees of $2.1 million and acquisition integration training costs of $0.5 million. These increases were partially offset by lower on-going operational training and profit sharing expenses as compared to the prior year.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $5.9 million and $5.0 million for 2009 and 2008, respectively.

Other. We recorded expense of $0.8 million and $0.3 million for other expenses for the year-to-date periods of 2009 and 2008, respectively. Included in this category were direct acquisition costs which are required to be expensed under FAS 141(R) effective for fiscal year 2009 of $0.4 million.

Interest Expense. Interest expense was $15.7 million for 2009 compared to $16.8 million for the prior year, a decrease of $1.1 million due to lower interest rates as compared to the prior year. Our cash borrowing rate decreased 1.1% to 6.4% during the first half of 2009 compared to the prior year, however, our average outstanding debt balance increased $32.6 million to $454.5 million for the first half of 2009 largely due to the issuance of a $40.0 million incremental term loan during the fourth quarter of 2008 used to fund acquisition activity. Interest expense included $1.0 million and $0.8 million for amortization of deferred debt issuance costs in year-to-date 2009 and 2008, respectively.

Income Taxes. For the 26 weeks ended June 30, 2009, we recorded income tax expense of $3.0 million which resulted in an effective income tax rate of 24.2% compared to an effective tax rate of 30.2%, or $1.7 million, for the prior year. The lower than statutory rates for both years are due to the impact of tax credits in relation to income before taxes, and for 2009, favorable discrete tax adjustments of $1.0 million ($0.6 million for state tax rate adjustment and $0.4 million for federal tax credit carry back adjustments).

Income from Continuing Operations, net of taxes. Income from continuing operations for the 26 weeks ended June 30, 2009 was $9.4 million, compared to $4.0 million for the prior year. The increase was primarily due to the benefit of a 36.5% increase in net product sales, increased customer delivery charge income, lower commodity costs and lower interest expense which were partially offset by increases in restaurant operating expenses, direct labor, general and administrative expenses and higher income tax expense.

(Loss) Income from Discontinued Operations, net of taxes. Loss from discontinued operations was $0.1 million for the year-to-date period of 2009 compared to income for the prior year-to-date period of $2.2 million. In December 2008, we completed the sale of 70 units to PHI and in January 2009, we completed the sale of 42 units to PHI (which were classified as held for sale at December 30, 2008).

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

Our working capital was a deficit of $48.3 million as of June 30, 2009. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Cash flows from operating activities, inclusive of discontinued operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $39.7 million for the 26 weeks ended June 30, 2009 compared to $31.0 million for 2008. Cash flows from operations during 2009 were positively impacted by an $8.3 million increase in after tax cash flows from operations (after adding back non-cash items to net income) as compared to the prior year. These increases in operating cash flows were largely due to the positive impact of acquisitions on net income and working capital leverage.

Cash flows from investing activities

Cash flows used in investing activities were $27.6 million during the 26 weeks ended June 30, 2009 compared to $19.5 million for the 26 weeks ended June 24, 2008. During 2009, we completed an asset purchase and sale transaction in which we purchased 55 units for $18.7 million and sold 42 units for $19.5 million. We also completed an acquisition of 50 units for $14.2 million. During the year-to-date period of 2009 we invested $14.8 million in capital expenditures, consisting of approximately $9.4 million in our existing operations (including approximately $0.6 million for WingStreet™ development at 26 units) and $5.4 million for acquisition related information technology equipment. In the prior year, we invested $19.6 million in capital expenditures for existing operations (including approximately $5.3 million for WingStreet™ development at 119 units).

We have reduced our capital expenditure estimate for 2009 from the previous target of $36 million to approximately $29 million, not including acquisitions. We anticipate that we will receive related sale-leaseback proceeds of approximately $3 million for a net capital expenditure of approximately $26 million. The reduction is primarily due to a $7 million decrease in our WingStreet™ development plan from 200 originally planned to 40 units in an attempt to conserve free cash flow in light of the impact of the recession upon our sales volumes. The revised capital expenditure estimate includes an investment of approximately $2 million to add the WingStreet™ product line to 40 units and $6 million to convert the PHI acquisition units to our proprietary POS (point of sale) system.

Cash flows from financing activities

Net cash outflows for financing activities were $11.3 million for the 26 weeks ended June 30, 2009 compared to net outflows of $12.8 million for the 26 weeks ended June 24, 2008. Net borrowings under the revolving credit facility were $2.0 million for the 26 weeks ended June 30, 2009 despite borrowing approximately $14.2 million to fund our acquisition of 50 units in February 2009 and $15.0 million to partially fund our mandatory excess cash flow prepayment during the second quarter, compared to net repayments of $15.5 million during the prior year. During the current year, we paid our mandatory excess cash flow prepayment of $17.1 million on our Senior Secured Credit Facility compared to $4.2 million in the prior year. During the first half of 2009 we completed sale-leaseback transactions for six properties acquired in Virginia during the fourth quarter of 2008 for $2.9 million and completed sale-leaseback transactions on two formerly leased properties (purchased in 2008) for $0.9 million. During the first half of 2008, we completed five sale-leaseback transactions on assets principally constructed during 2007 for $6.9 million.

We are required, under certain circumstances as defined in our credit agreement, to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after our 2009 fiscal year-end. Based on currently expected 2009 results, we anticipate that we will be required to make a mandatory prepayment of an amount between $25 million and $31 million depending upon the amount of excess cash flow generated during our fiscal year and our leverage at fiscal year-end. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement. As the excess cash flow mandatory prepayment is an estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above.

As of June 30, 2009, we were in compliance with all of the financial covenants under our senior secured credit facility. Further, as shown in the following table, our financial leverage has declined from 3.92x at fiscal 2008 year end to 3.83x, despite the significant capital investment in acquisition activity. Our ratios under the foregoing financial covenants in our Credit Agreement as of June 30, 2009 are as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	3.83x	Not more than 5.25x
Minimum interest coverage ratio	2.02x	Not less than 1.65x

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

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At June 30, 2009, we had $53.9 million of borrowing capacity available under our revolving line of credit net of $16.1 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

In borrowing amounts under our revolving credit facility, we are dependent upon the ability of participating financial institutions to honor draws on the facility. The disruptions in the global credit markets may impede the ability of financial institutions syndicated under our revolving credit facility to fulfill their commitments. CIT Lending Services Corporation (“CIT”) currently is responsible for funding approximately $10.0 million of our revolving credit facility. As of the current date, CIT is fulfilling all lending requests made under our revolving credit facility. Based upon the current market conditions, we do not anticipate any potential reduction in commitments from CIT to have a material impact upon the current or future liquidity of the Company.

Letters of Credit

As of June 30, 2009, we had letters of credit of $16.1 million issued under our existing credit facility in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of June 30, 2009, we had $263.7 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to LIBOR on the following notional amounts of floating rate debt:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
June 6, 2006	$50.0	5.39%	Dec. 31, 2010
Jan. 31, 2008	50.0	3.16%	Jan. 31, 2011
April 7, 2008	50.0	2.79%	April 7, 2011
Nov. 18, 2008	30.0	2.81%	Nov. 18, 2011

	$180.0

After giving effect to these swaps, which leaves us with $83.7 million of floating rate debt, a 100 basis point increase in this floating rate would increase annual interest expense by approximately $0.8 million.

Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30% of our cost of sales. We are a member of the UFPC, and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system's anticipated cheese purchases for fiscal year 2009 through a combination of derivatives taken under the direction of the UFPC.

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.12 for the 26 weeks ended June 30, 2009 and $0.19 per pound for 2008) would have been approximately $2.2 million and $3.0 million for the 26 weeks ended June 30, 2009 and June 24, 2008, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 12, 2009, a lawsuit against the Company, entitled Jeffrey Wass, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, was filed in the United States District Court for the District of Kansas. An Amended Complaint, entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., was filed on July 2, 2009. Plaintiffs have brought the action individually and on behalf of similarly situated employees who work or previously worked as delivery drivers for NPC. The Amended Complaint states that the lawsuit is brought as a collective action under the Fair Labor Standards Act (FLSA) to recover unpaid wages and excessive deductions owed to plaintiffs and similarly situated workers employed by NPC in 28 states, and as a class action under Colorado law on behalf of one of the plaintiffs and all other similarly situated workers employed by NPC in Colorado to recover unpaid minimum wages and excess payroll deductions and certain costs relating to uniforms and special apparel. The Amended Complaint alleges among other things that NPC deprived plaintiffs and other NPC delivery drivers of minimum wages by providing insufficient reimbursements for automobile and other job-related expenses incurred for the purposes of delivering NPC’s pizza and other food items. With respect to the claim under the FLSA, the Amended Complaint seeks compensatory damages, liquidated damages, attorneys’ fees and costs, and pre-judgment and post-judgment interest. With respect to the claim under Colorado law, the Amended Complaint seeks compensatory damages, costs of litigation, and pre-judgment and post-judgment interest.

At this time, the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

Item 1A.	Risk Factors.

The following risk factor disclosure is in addition to the disclosure of risks in Item 1A of our 2008 Form 10-K, and should be read in conjunction with those disclosures:

Our results of operations could be adversely affected by increased costs if health care legislation is adopted.

The federal government and several state governments have proposed legislation regarding health care, including legislation that in some cases would require employers to either provide health care coverage to their employees or pay into a fund that would provide coverage for them. If this type of legislation is enacted in geographic areas where we do business, it would likely increase our costs and could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the documents referenced below as exhibits to this Form 10-Q. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

2.3	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.4	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.5	Amendment to Asset Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.6	Amendment to Asset Purchase and Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008)

2.7	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of December 15, 2008 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2009)

2.8	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of January 13, 2009 (incorporated herein by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.9	Amendment to Asset Sale Agreement dated as of February 12, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.10	Second Amendment to Asset Sale Agreement dated as of February 16, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

Exhibit No.	Document Description
4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.3*	Distribution Agreement, dated as of January 5, 2004, between McLane Foodservice, Inc. and NPC International, Inc.

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.5*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz

10.6*	Employment Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999 (File No. 0-13007))

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated herein by reference as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.18	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2009)

10.19	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2009)

Exhibit No.	Document Description
10.20	Amendment, dated as of March 10, 2009, to Amended and Restated Employment Agreement, dated as of December 29, 2008, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2009)

10.21	Amendment, dated as of March 10, 2009, to Amended and Restated Employment Agreement, dated as of December 29, 2008, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2009)

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

21.1**	List of subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2009.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)