Form 10-Q
period 2009-09-29
NPC INTERNATIONAL INC
filed 2009-11-13
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2009

or

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

There is no market for the Registrant’s equity. As of November 13, 2009, there were 1,000 shares of common stock outstanding.

PART I

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 29, 2009	December 30, 2008
Assets
Current assets:
Cash and cash equivalents	$10,436	$5,327
Accounts receivable	3,633	4,110
Inventories	6,230	7,291
Prepaid expenses and other current assets	4,900	4,633
Income taxes receivable	3,183	2,086
Deferred income taxes	4,763	4,531
Assets held for sale	1,410	20,934

Total current assets	34,555	48,912

Facilities and equipment	265,621	236,999
Less accumulated depreciation	(96,752)	(67,885)

Net facilities and equipment	168,869	169,114
Franchise rights, less accumulated amortization of $29,132 and $22,008, respectively	411,090	407,915
Goodwill	191,662	188,530
Other assets, net	26,502	25,044

Total assets	$832,678	$839,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,349	$22,998
Accrued payroll	11,927	14,294
Sales tax payable	3,560	5,212
Payroll taxes	3,390	3,012
Accrued interest	9,099	6,317
Other accrued liabilities	16,497	14,277
Current portion of insurance reserves	8,870	8,240
Current portion of debt	1,340	17,094

Total current liabilities	77,032	91,444

Long-term debt	432,370	436,710
Other deferred items	36,017	35,556
Insurance reserves	11,326	11,133
Deferred income taxes	117,616	117,240

Total long-term liabilities	597,329	600,639

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of September 29, 2009 and December 30, 2008)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(3,890)	(4,125)
Retained deficit	(1,118)	(11,768)

Total stockholders’ equity	158,317	147,432

Total liabilities and stockholders’ equity	$832,678	$839,515

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended September 29, 2009	13 Weeks Ended September 23, 2008
Sales:
Net product sales	$205,107	$156,980
Fees and other income	8,847	5,564

Total sales	213,954	162,544
Costs and expenses:
Cost of sales	53,855	44,682
Direct labor	65,273	44,168
Other restaurant operating expenses	73,442	52,450
General and administrative expenses	11,901	10,002
Corporate depreciation and amortization of intangibles	2,955	2,387
Other	718	120

Total costs and expenses	208,144	153,809

Operating income	5,810	8,735

Other (expense) income:
Interest expense	(7,695)	(8,141)
Miscellaneous	—	3

(Loss) income before income taxes	(1,885)	597
Income tax (benefit) expense	(3,215)	241

Income from continuing operations	1,330	356
Income from discontinued operations, net of taxes	—	781

Net income	$1,330	$1,137

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	39 Weeks Ended September 29, 2009	39 Weeks Ended September 23, 2008
Sales:
Net product sales	$641,803	$476,953
Fees and other income	28,305	15,526

Total sales	670,108	492,479
Costs and expenses:
Cost of sales	170,806	135,512
Direct labor	197,002	134,597
Other restaurant operating expenses	221,405	153,829
General and administrative expenses	36,671	29,497
Corporate depreciation and amortization of intangibles	8,810	7,381
Other	1,483	426

Total costs and expenses	636,177	461,242

Operating income	33,931	31,237

Other expense:
Interest expense	(23,438)	(24,935)
Miscellaneous	—	(19)

Income before income taxes	10,493	6,283
Income tax (benefit) expense	(216)	1,957

Income from continuing operations	10,709	4,326
(Loss) income from discontinued operations, net of taxes	(59)	2,987

Net income	$10,650	$7,313

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 30, 2008	1,000	$—	$163,325	$(11,768)	$(4,125)	$147,432
Comprehensive income:
Net income	—	—	—	10,650	—	10,650
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(3,131)	(3,131)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	3,366	3,366

Total comprehensive income						10,885

Balance at September 29, 2009	1,000	$—	$163,325	$(1,118)	$(3,890)	$158,317

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	39 Weeks Ended September 29, 2009	39 Weeks Ended September 23, 2008
Operating activities
Net income	$10,650	$7,313
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,077	30,576
Amortization of debt issuance costs	1,515	1,252
Net facility impairment charges	947	309
Deferred income taxes	(30)	2,249
Net loss on disposition of assets	64	117
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	506	2,590
Inventories	1,349	(557)
Prepaid expenses and other current assets	(266)	(697)
Accounts payable	(649)	(4,809)
Payroll and sales taxes	(1,274)	(7)
Income taxes	(1,097)	350
Accrued interest	2,782	3,285
Accrued payroll	(2,367)	2,532
Other accrued liabilities	1,766	2,415
Insurance reserves	823	2,381
Other deferred items	1,904	(1,539)
Other assets	(3,902)	1,644

Net cash provided by operating activities	51,798	49,404

Investing activities
Capital expenditures	(19,526)	(26,514)
Net proceeds from sale of units	19,463	—
Purchase of leased properties for sale-leaseback	—	(6,907)
Purchase of business assets, net of cash acquired	(32,798)	(34)
Proceeds from sale or disposition of assets	660	975

Net cash used in investing activities	(32,201)	(32,480)

Financing activities
Borrowings under revolving credit facility	216,224	140,200
Payments under revolving credit facility	(219,224)	(155,700)
Payments on term bank facilities	(17,094)	(4,196)
Debt issue costs	(796)	(62)
Proceeds from sale-leaseback transactions	5,500	6,896
Proceeds from sale-leaseback transactions on formerly leased properties	902	3,085

Net cash used in financing activities	(14,488)	(9,777)

Net change in cash and cash equivalents	5,109	7,147
Beginning cash and cash equivalents	5,327	7,609

Ending cash and cash equivalents	$10,436	$14,756

Supplemental disclosures of cash flow information:
Net cash paid for interest	$19,141	$20,399
Net cash paid for income taxes	$2,813	$298
Non-cash investing activities:
Accrued capital expenditures	$609	$1,356

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

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The Company believes this information includes all adjustments, consisting of normal recurring accruals, necessary to fairly present the financial condition, results of operations and cash flows for the periods then ended.

Reclassifications. Reclassifications have been made to the prior years’ Consolidated Statements of Income and all related notes to reflect the effect of discontinued operations. (See Note 3.)

Note 2 – Business Combinations and Acquisitions

Between September 2008 and February 2009, the Company acquired 393 Pizza Hut units, including 294 units from Pizza Hut, Inc. (“PHI”) and 99 units from another franchisee. These acquisitions were funded through the issuance of a $40.0 million term loan under the Company’s Senior Secured Credit Facility, proceeds from the sale of units to PHI, proceeds drawn on the Company’s revolving credit facility and cash on hand. The acquisitions were accounted for using the purchase method of accounting. Accordingly, net assets were recorded at their estimated fair values. The allocations of the purchase price for the assets acquired from PHI are preliminary and will be finalized as information becomes available. As the purchase price exceeded the fair value of the assets, including identified intangible assets, goodwill associated with this transaction was recorded in the Consolidated Balance Sheets. The goodwill recorded reflects the Company’s ability to synergize acquired units with its existing operations. All of the goodwill recognized for these acquisitions will be deductible for income tax purposes.

Identification and allocation of values assigned to the intangible assets are based on fair value, which was estimated by performing the generally accepted valuation income approach. The income approach is predicated upon the value of the future cash flows that an asset will generate over its remaining useful life, which is consistent with how purchase price is typically determined for purchases such as these. The purchase price allocations, net of cash acquired, as adjusted, were as follows:

(Dollars in thousands)
	2009		2008
Acquired from Date acquired	PHI 1/20/09	PHI 2/17/09	Franchisee 9/30/08	PHI 12/9/08	PHI 12/9/08
Number of units	55	50	99	88	101
Fee properties	—	—	9	1	—
Market locations	CO	MO, IL	VA, WV, MD	FL, IA	MO, KS, GA
Purchase price allocation:
Franchise rights	$8,655	$1,938	$18,950	$9,318	$12,111
Goodwill	1,077	970	2,290	3,037	1,309
Fixed assets	8,621	10,753	15,490	14,996	12,850
(Unfavorable) favorable leases, net	142	215	(487)	104	(221)
Other	182	200	(50)	717	924

Total purchase price	$18,677	$14,076	$36,193	$28,172	$26,973

Estimated annual rent	$2,100	$1,938	$3,662	$3,536	$4,008

The above purchase price allocations were adjusted during the second quarter of 2009 to reflect an increase of $0.9 million to goodwill and $0.3 million to other with offsetting decreases of $1.2 million to fixed assets. There were no significant changes made to the purchase price allocations during the third quarter.

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

	Pro forma (unaudited) (in thousands)
	13 Weeks Ended	39 Weeks Ended
	Sept. 23, 2008	Sept. 29, 2009	Sept. 23, 2008
Total sales	$251,768	$679,098	$760,151
Income before income taxes	1,405	10,365	8,707
Income from continuing operations	841	10,632	5,781

The Consolidated Statements of Income for the 13 weeks and 39 weeks ended September 29, 2009 included $74.0 million and $228.0 million, respectively, of total sales related to the above acquired units. It is impracticable to disclose earnings for these acquired units as earnings of such units are not tracked on an individual basis.

Note 3 – Discontinued Operations

In December 2008 and January 2009, the Company completed the sale of 70 units and 42 units, respectively and the results of operations for these units have been reflected in discontinued operations.

Summarized financial information for discontinued operations on units sold December 8, 2008 and January 20, 2009 is shown below (in thousands):

	13 Weeks Ended	39 Weeks Ended
	Sept. 23, 2008	Sept. 29, 2009	Sept. 23, 2008
Total sales	$23,892	$2,009	$71,681

(Loss) income before income taxes	1,311	(84)	4,576
Income tax (benefit) expense	530	(25)	1,589

(Loss) income from discontinued operations, net of taxes	$781	$(59)	$2,987

Note 4 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance at December 30, 2008	$188,530
Acquisitions	3,132

Balance at September 29, 2009	$191,662

Goodwill increased $3.1 million as a result of the 2009 acquisitions and adjustments related to the 2008 acquisitions as presented in Note 2.

The Company completed its annual goodwill impairment test during the second quarter of 2009 and determined that goodwill was not impaired.

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	September 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,222	$(29,132)	$411,090
Favorable leasehold interests	10,114	(2,034)	8,080
Unfavorable leasehold interests	(4,425)	1,059	(3,366)
Internally developed software	1,069	(730)	339
Non-compete	1,925	(1,315)	610

Total	$448,905	$(32,152)	$416,753

	December 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$429,923	$(22,008)	$407,915
Favorable leasehold interests	9,597	(1,945)	7,652
Unfavorable leasehold interests	(3,778)	584	(3,194)
Internally developed software	1,069	(570)	499
Non-compete	1,925	(1,027)	898

Total	$438,736	$(24,966)	$413,770

Amortization expense on intangible assets was $2.7 million and $1.9 million for the 13 weeks ended September 29, 2009 and September 23, 2008, respectively, and $8.0 million and $5.8 million for the 39 weeks ended September 29, 2009 and September 23, 2008, respectively. The Company expects annual amortization expense for amortizable other intangible assets for the next five fiscal years to range from approximately $10.0 million to $10.3 million.

Note 5 – Debt

The Company’s debt consisted of the following (in thousands):

	September 29, 2009	December 30, 2008
Senior Secured Credit Facility	$258,710	$275,804
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	3,000

	433,710	453,804
Less current portion	1,340	17,094

	$432,370	$436,710

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At September 29, 2009, the Company was in compliance with all of its debt covenants.

Based upon the provisions of the Senior Secured Credit Facility, the Company may be required to make an annual excess cash flow mandatory prepayment on the term loan notes not later than 120 days after the Company’s fiscal year end. Based upon the amount of excess cash flow generated during fiscal 2008 and the Company’s leverage at fiscal 2008 year end, each of which is defined in the credit agreement, the mandatory prepayment was determined to be $17.1 million. This amount was included in the current portion of long-term debt at December 30, 2008 and was paid utilizing cash reserves and borrowings on the Revolving Credit Facility on April 24, 2009. Based on currently expected 2009 results, the Company anticipates that it will be required to make such a mandatory prepayment of between $21 million and $26 million in April 2010 depending upon the amount of excess cash flow generated during its fiscal year and its leverage at fiscal year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above.

Based upon independent trading data the estimated fair value of the Company’s debt facilities was as follows (in thousands):

	September 29, 2009	December 30, 2008
Senior Secured Credit Facility	$243,187	$208,232
Senior Subordinated Notes	173,250	131,250
Revolving Credit Facility	—	3,000

	$416,437	$342,482

The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debt holders could realize in an actual market transaction.

Note 6 – Income Taxes

For the 39 weeks ended September 29, 2009 the Company recorded an income tax benefit of $0.2 million. During 2009, the Company recorded a net tax benefit of $1.9 million associated with the change in the liability for uncertain tax positions as shown below. Additionally, the Company recorded $0.4 million of income tax benefit related to state tax rate changes and federal tax credit carry back adjustments. Excluding the impact of these discrete items totaling $2.3 million, the Company’s income tax expense would have been $2.1 million or 20.2% for the 39 weeks ended September 29, 2009. The tax rate decreased 11.0% from the second quarter 2009 largely due to lower annual projected taxable income. This lower than statutory rate is attributable to the impact of tax credits. The Company’s effective tax rate of 31.2% for the 39 weeks ended September 23, 2008 was higher than 2009 due to the aforementioned discrete items and higher tax credits in 2009.

The liability for uncertain tax positions was $9.8 million as of September 29, 2009, was considered long term and was included in other deferred items in the Consolidated Balance Sheet. As of September 29, 2009, the Company is subject to examination in the U.S. federal tax jurisdiction for the 2006-2008 tax years and is currently under examination for the tax years 2007 and 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2008	$11,752
Additions based on tax positions related to the current year	179
Additional interest / penalties accrued	749
Lapse of applicable statute of limitations	(2,873)

Balance at September 29, 2009	$9,807

The Company expects to release certain reserves over the next 12 months as statutes expire which would impact the effective tax rate.

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

Note 8 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments, which the Company designated as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following interest rate swap contracts were entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at September 29, 2009:

Effective Date	Notional Amount (in thousands)		Fixed Rate Paid	Maturity Date
June 6, 2006	$50,000	(1)	5.39%	December 31, 2010
January 31, 2008	50,000		3.16%	January 31, 2011
April 7, 2008	50,000		2.79%	April 7, 2011
November 18, 2008	30,000		2.81%	November 18, 2011

	$180,000

(1)	The notional amount will amortize to $20.0 million on December 31, 2009 based on the swap’s amortization schedule.

The following table presents the fair value of the Company’s hedging portfolio as of September 29, 2009 and December 30, 2008 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	September 29, 2009	December 30, 2008
Other deferred items	$6,387	$6,796

The effect of the derivative instruments on the Condensed Consolidated Financial Statements was as follows (in thousands):

	Loss Recognized in OCI on Derivative (Effective Portion)				Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	For the 13 Weeks Ended		For the 39 Weeks Ended		Location	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept. 29, 2009	Sept. 23, 2008	Sept. 29, 2009	Sept. 23, 2008		Sept. 29, 2009	Sept. 23, 2008	Sept. 29, 2009	Sept. 23, 2008
Interest rate contracts	$(1,740)	$(1,173)	$(3,131)	$(618)	Interest expense	$(1,360)	$(599)	$(3,366)	$(1,281)

The Company currently expects that approximately $4.0 million of the change in the fair value of the interest rate swap contracts included in “Accumulated other comprehensive loss” as of September 29, 2009 will be realized in earnings as additional interest expense within the next twelve months, contemporaneously with the net settlement of the underlying quarterly interest payments, which may vary based on actual changes within the LIBOR market rates.

The Company measures the fair value of its interest rate swap contracts under a Level 2 observable input. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During the third quarter of fiscal 2009 and 2008, there was virtually no ineffectiveness related to cash flow hedges.

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

Bank of America Merchant Services. In January 2009, Bank of America Corporation acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. For the 39 weeks ended September 29, 2009 the Company has paid Bank of America Merchant Services $0.3 million for credit card processing services.

Note 10 – New Accounting Pronouncements

Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the authoritative source of generally accepted accounting principles for nongovernmental entities in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of the ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the ASC during the third quarter 2009, which changes how the Company references accounting standards, but the adoption did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued the accounting standard addressing subsequent events. The standard establishes guidance of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this standard and began providing the additional required disclosure during the second quarter of 2009. See Note 11 for the Company’s disclosure for the third quarter of 2009.

In April 2009, the FASB issued the accounting standard that provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted this standard during the second quarter of 2009 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an amendment to the accounting standard for financial instruments. This amendment requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The adoption of this amendment is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted this amendment during the first quarter 2009 and began providing the additional disclosure requirements. See Note 5 for a discussion of the fair value of the Company’s long-term debt and Note 8 for a discussion of the Company’s derivative instruments and hedging activities.

In December 2007, the principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired were revised. This amendment significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, this amendment provides that changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. Disclosure requirements were also established, which will enable financial statement users to evaluate the nature and financial effects of business combinations. This amendment is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company adopted the amendment to the accounting for business combinations as of December 31, 2008. See Note 2 for a discussion of the Company’s business combination activity.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through November 13, 2009 and determined that there were no subsequent events that would impact the Company’s Condensed Consolidated Financial Statements for the quarterly period ending September 29, 2009.

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

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008 (“2008 Form 10-K”) and in Part II, Item 1A of our Quarterly Reports on Form 10-Q filed with the SEC in 2009.

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2008 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of September 29, 2009 we operated 1,152 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the third quarter 2009, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal year 2009 contains 52 weeks and fiscal year 2008 contained 53 weeks.

Acquisitions and Dispositions. Between September 2008 and February 2009 we acquired 294 Pizza Hut units from Pizza Hut, Inc. (“PHI”) for approximately $87.9 million and 99 units from another Pizza Hut franchisee for approximately $36.2 million. During this same time period, we also sold 112 units to PHI for approximately $37.8 million. The acquisitions were funded through the issuance of a $40.0 million term loan under our Senior Secured Credit Facility, proceeds from the sale of units to PHI, borrowings under our revolving credit facility and cash on hand.

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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 44% of our units include the WingStreet™ product line at September 29, 2009. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each year-to-date fiscal period:

	39 weeks ended September 29, 2009	39 weeks ended September 23, 2008
Sales by occasion:
Delivery	40%	35%
Carryout	39%	41%
Dine-in	21%	24%
Number of restaurants open at the end of the period:
Delco	437	207
RR	187	152
RBD	528	413

	1,152 (1)	772 (1)

(1)	Includes 508 units and 192 units offering the WingStreet™ product line, at September 29, 2009 and September 23, 2008, respectively.

Our Costs

Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuations in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-19%; meat: 13-17%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives taken under the direction of the UFPC.

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

Our blended average royalty rate for the year-to-date period of 2009 was 4.8% of total sales compared to 4.4% for 2008. The increase is primarily due to the units acquired since September 2008 (“acquisition units”) which have a higher average royalty rate than our comparable stores.

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

Competition

The QSR industry is a fragmented market, with competition from national and regional chains, as well as independent operators, which affects pricing strategies and margins. Additionally, the frozen pizza and take-and-bake alternatives are becoming an intrusive competitive threat in the pizza segment. Limited product variability within our segment can make differentiation among competitors difficult. Thus, competitors continuously promote and market new product introductions, price discounts and bundled deals, and rely heavily on effective marketing and advertising to drive sales. Recently, our primary competitors have introduced aggressive pricing strategies to respond to the current economic environment. If we are required to introduce similar pricing strategies to compete, we may realize decreased revenues, margins, income and cash flow from operations.

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by Pizza Hut. Overall, our commodity costs were lower during the third quarter of 2009 than the prior year; such decreases more than offset the higher costs associated with Pizza Hut’s ingredient reformulation and packaging redesign in 2009.

The block cheese price for the third quarter of fiscal 2009 averaged $1.26 per pound, a decrease of $0.62 or 33% versus the average price for the third quarter of fiscal year 2008, additionally, dough costs declined 20% and meat declined 1% from the prior year. Our average costs of packaging increased during the third quarter of fiscal 2009 by 20% as compared to the prior year primarily due to the new packaging design in 2009.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition of units or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. There has been legislation passed to increase certain states’ minimum wage rates. This has resulted in incremental direct labor expense which we have attempted to mitigate through pricing initiatives, productivity improvement in our restaurants, better overall wage management tactics and other auxiliary cost reduction strategies. Further, in May 2007, the United States Congress passed a bill, which was signed into law, to increase the federal minimum wage rate per hour as follows: from $5.15 to $5.85 effective July 24, 2007; $6.55 effective July 24, 2008 and $7.25 effective July 24, 2009. The federal tipped wage rate remained unchanged at $2.13 per hour. The expected impact on our direct labor costs for these changes is described below under “Inflation and Deflation.” We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset any or all of this increase through auxiliary cost savings, productivity improvements in our restaurants and to a lesser extent pricing.

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

Inflation and Deflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We are not always able to offset higher costs with price increases. We anticipate that the aforementioned state minimum wage rates will increase direct labor expense in our comparable units (excluding acquisition units) by approximately an additional $0.6 million in fiscal 2009. Some of the states with indexed minimum wage rates, which impacts 9% of our units, have reported that there will be no increase in minimum wage rates for 2010. We project the federal minimum wage increase, which impacted approximately 93% of our units, will result in an increase of our direct labor expense in our comparable units of approximately $3.5 million in fiscal 2009. We believe we have effective strategies in place to offset some of this anticipated impact; however, we cannot be certain that we will be able to offset any or all of this increase through auxiliary cost savings, productivity improvements in our restaurants and to a lesser extent pricing.

If the economy experiences deflation, which is a persistent decline in the general price level of goods and services, we may suffer a decline in revenues as a result of the falling prices. In that event, given our fixed costs and minimum wage requirements, it is unlikely that we would be able to reduce our costs at the same pace as any declines in revenues. Consequently, a period of prolonged or significant deflation would likely have a material adverse effect on our business, results of operations and financial condition. Similarly, if we are required to reduce the prices we charge for our products as a result of continuing declines in same store sales or competitive pressures, we may suffer decreased revenues, margins, income and cash flow from operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2008 Form 10-K. There have been no significant changes with respect to these policies during the first 39 weeks of fiscal 2009.

Accounting for Goodwill. The Company has one operating segment and reporting unit for purposes of evaluating goodwill for impairment. Goodwill was $191.7 million and $188.5 million as of September 29, 2009 and December 30, 2008, respectively.

Goodwill primarily originated with the acquisition of the Company by a new controlling shareholder in May 2006. Additional goodwill was recorded in connection with multiple acquisitions of Pizza Hut units since 2006.

We evaluate goodwill for impairment annually and at any other date when events or changes in circumstances indicate that potential impairment is more likely than not and that the carrying amount of goodwill may not be recoverable.

The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the carrying value exceeds fair value, goodwill is considered potentially impaired and we must complete the second step of the goodwill impairment test. Under step two, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment loss would be recognized in an amount equal to the excess. The implied fair value of goodwill is calculated in the same manner as the amount of goodwill that is recognized in a business combination by allocating fair value to all assets and liabilities (both recognized and unrecognized). The difference between the fair value and the sum of the amounts that are assigned to recognized and unrecognized assets and liabilities is the implied value of goodwill.

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

Anticipated future cash flows and terminal value for each reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change if actual results are achieved that differ from those anticipated. We do not expect actual results to vary such that there would be a material change to the estimated fair value of our reporting unit.

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

Results of Operations

The table below presents (i) comparable store sales indices, (ii) equivalent unit count, (iii) average weekly sales and (iv) selected restaurant operating results as a percentage of net product sales for the 13-week and 39-week periods ended September 29, 2009 and September 23, 2008, respectively:

	13 Weeks Ended		39 Weeks Ended
	Sept. 29, 2009	Sept. 23, 2008	Sept. 29, 2009	Sept. 23, 2008
Comparable store sales	(12.9)%	4.5%	(10.1)%	4.0%
Equivalent units(1)	1,152	772	1,145	775
Average weekly sales(2)	$13,696	$15,640	$14,374	$15,787
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	26.3%	28.5%	26.6%	28.4%
Direct labor	31.8%	28.1%	30.7%	28.2%
Other restaurant operating expenses	35.8%	33.4%	34.5%	32.3%

(1)	“Equivalent units” represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis.
(2)	In computing these averages, total net product sales for the quarter and year-to-date periods were divided by equivalent units for the respective periods.

Activity with respect to unit count is set forth in the table below:

39 Weeks Ended September 29, 2009
Beginning of period	1,098
Developed(1)	4
Acquired(2)	105
Sold	(42)
Closed(1) (2)	(13)

End of period	1,152

(1) For the 39 weeks ended September 29, 2009 four units were relocated or rebuilt, and are included in both the developed and closed totals above.

(2) Includes one unit acquired that was closed immediately upon purchase.

During the 39 weeks ended September 29, 2009 we added the WingStreet™ product line to 36 units (31 units converted and 5 units newly constructed), acquired 91 WingStreet™ units, closed three units and sold one unit for a total of 508 units offering the WingStreet™ product line at September 29, 2009.

Thirteen Weeks Ended September 29, 2009 Compared to September 23, 2008-adjusted for discontinued operations

Net Product Sales. Net product sales for the third quarter of 2009 compared to 2008, were $205.1 million and $157.0 million, respectively, an increase of $48.1 million, or 30.7%, resulting largely from a 49% increase in equivalent units due to acquisitions and development, with comparable store sales decreasing 12.9% for the third quarter of 2009, rolling over last year’s third quarter comparable store sales increase of 4.5%. We believe that this decline is largely due to the impact of the recession and the resulting negative impact on consumer sentiment.

Fees and Other Income. Fees and other income were $8.8 million for the third quarter of 2009, compared to $5.6 million for the prior year, for an increase of $3.2 million or 59%. The increase was primarily due to increased delivery transactions from acquisition units.

Cost of Sales. Cost of sales was $53.9 million for the third quarter of 2009, compared to $44.7 million for the prior year for an increase of $9.2 million or 20.5%. Cost of sales decreased 2.2%, as a percentage of net product sales, to 26.3%, compared to 28.5% in the prior year. This decrease was primarily due to a 20% decrease in dough costs, a 10% decrease in cheese costs (net of UFPC hedging effect) and a 1% decrease in meat costs. These decreases were partially offset by a 20% increase in packaging costs (primarily due to Pizza Hut package design changes) compared to the prior year. A modest shift in product mix accounted for the remainder of the overall reduction in cost of sales versus the prior year.

Direct Labor. Direct labor costs for the third quarter of 2009 as compared to the prior year were $65.3 million and $44.2 million, respectively, an increase of $21.1 million, or 47.8%. Direct labor costs were 31.8% of net product sales for the third quarter of 2009, a 3.7% increase compared to the prior year. Labor costs as a percent of net product sales increased by approximately 320 basis points (bps) primarily due to the de-leveraging impact on fixed and semi-fixed labor costs as a result of the comparable store sales decline (280 bps) and increased health insurance costs due to adverse claims development ($0.8 million or 40 bps). The remaining 50 bps increase was primarily due to higher acquisition-unit labor costs which were a result of higher delivery sales mix in these units which is more labor intensive than other occasions, higher average wage rates and general labor inefficiencies due to acquisition integration and training.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 13 weeks ended September 29, 2009 and September 23, 2008 were $73.4 million and $52.4 million, respectively, an increase of $21.0 million, or 40.0%. Other restaurant operating expenses were 35.8% of net product sales for the third quarter of 2009 compared to 33.4% of net product sales for the prior year, an increase of 2.4%. Approximately 160 bps of the increase, as a percentage of net product sales compared to the prior year, was due to the economics of the acquisition units, which was caused primarily by an increase in our royalty expense (50 bps), higher depreciation expense associated with purchase accounting asset values (50 bps), higher delivery driver reimbursement expenses due to a higher delivery mix (30 bps) and outsourced call center expenses for a certain acquisition market (20 bps). The remaining net variance of 80 bps was largely due to the de-leveraging impact on fixed and semi-fixed costs due to the comparable store sales decline consisting primarily of occupancy costs (100 bps), depreciation (50 bps) and advertising (30 bps), partially offset by lower store level bonuses (60 bps) and the decline in delivery driver reimbursement expenses for comparable stores due to lower fuel prices (40 bps).

Depreciation expense for store operations was $9.9 million or 4.8% of net product sales for the third quarter of 2009 compared to $6.0 million or 3.8% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for the 13 weeks ended September 29, 2009 were $11.9 million compared to $10.0 million for the 13 weeks ended September 23, 2008, an increase of $1.9 million or 19.0%. As a direct result of the 2009 and 2008 acquisitions, general and administrative expenses increased approximately $2.8 million consisting of increased field supervisory personnel costs of $1.7 million and increased credit card transaction fees of $1.1 million. These increases were partially offset by lower bonus and profit sharing expenses and on-going operational training expense as compared to the prior year.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $3.0 million and $2.4 million for the third quarter of 2009 and 2008, respectively.

Other. We recorded expense of $0.7 million and $0.1 million for other expenses during the third quarter of 2009 and 2008, respectively.

Interest Expense. Interest expense was $7.7 million for the third quarter of 2009 compared to $8.1 million for the prior year, a decrease of $0.4 million due to lower interest rates as compared to the prior year. Our cash borrowing rate decreased 0.9% to 6.5% during the third quarter of 2009 compared to the prior year, however, our average outstanding debt balance increased $25.9 million to $437.3 million in the third quarter of 2009 largely due to the issuance of a $40.0 million incremental term loan during the fourth quarter of 2008 used to fund acquisition activity. Interest expense included $0.5 million for amortization of deferred debt issuance costs in both the third quarter of 2009 and 2008, respectively.

Income Taxes. For the 13 weeks ended September 29, 2009, we recorded an income tax benefit of $3.2 million compared to income tax expense of $0.2 million for the 13 weeks ended September 23, 2008. The income tax benefit for the third quarter of 2009 was largely due to a favorable discrete tax adjustment of $2.1 million related to the release of liabilities for uncertain tax positions which was partially offset by an unfavorable discrete tax adjustment of $0.5 million for federal tax credit carry back adjustments. The current year anticipated annual tax rate was decreased 11% to 20.2% excluding discrete items, during the third quarter due to lower projected taxable income which resulted in a third quarter benefit. The prior year anticipated annual effective rate was increased to 32.7% during the third quarter of 2008 which resulted in a third quarter effective tax rate of 40.4%. This increase was due to changes to anticipated permanent deductions.

Income from Continuing Operations, net of taxes. Income from continuing operations for the 13 weeks ended September 29, 2009 was $1.3 million, compared to $0.4 million for the prior year. The increase was primarily due to the benefit of a 30.7% increase in net product sales, increased customer delivery charge income, lower commodity costs and an income tax benefit which were partially offset by increases in restaurant operating expenses, direct labor and general and administrative expenses.

Income from Discontinued Operations, net of taxes. Income from discontinued operations was $0.8 million for the third quarter of 2008. In December 2008, we completed the sale of 70 units to PHI and in January 2009, we completed the sale of 42 units to PHI (which were classified as held for sale at December 30, 2008).

Thirty-nine Weeks Ended September 29, 2009 Compared to September 23, 2008-adjusted for discontinued operations

Net Product Sales. Net product sales for the 39 weeks ended September 29, 2009 were $641.8 million compared to $477.0 million for the same period of 2008, an increase of $164.8 million, or 34.6%, resulting largely from a 48% increase in equivalent units due to acquisitions and development, with comparable store sales decreasing 10.1% for the 2009 year-to-date period, rolling over last year’s comparable store sales increase of 4.0%. We believe that this decline is largely due to the impact of the recession and the resulting negative impact on consumer sentiment.

Fees and Other Income. Fees and other income were $28.3 million for year-to-date 2009, compared to $15.5 million for the prior year, for an increase of $12.8 million or 82.3%. The increase was primarily due to increased delivery transactions from acquisition units.

Cost of Sales. Cost of sales was $170.8 million for year-to-date 2009, compared to $135.5 million for the prior year for an increase of $35.3 million or 26.0%. Cost of sales decreased 1.8%, as a percentage of net product sales, to 26.6%, compared to 28.4% in the prior year. This decrease was primarily due to an 11% decrease in cheese costs (net of UFPC hedging effect) and a 14% decrease in dough costs. These decreases were partially offset by a 23% increase in packaging costs and a 14% increase in meat ingredient costs (primarily due to Pizza Hut package design changes and ingredient reformulation) compared to the prior year. A modest shift in product mix accounted for the remainder of the overall reduction in cost of sales versus the prior year. Pricing initiatives beginning in the second quarter of 2008 also positively impacted our year-over-year cost of sales margins.

Direct Labor. Direct labor costs for year-to-date 2009 as compared to the prior year were $197.0 million and $134.6 million, respectively, an increase of $62.4 million, or 46.4%. Direct labor costs were 30.7% of net product sales for year-to-date 2009, a 2.5% increase compared to the prior year. Labor costs as a percent of net product sales increased by approximately 180 basis points (bps) primarily due to the de-leveraging impact on fixed and semi-fixed labor costs as a result of the comparable store sales decline (160 bps) and increased health insurance costs due to adverse claims development (20 bps). The remaining 70 bps increase was primarily due to higher acquisition-unit labor costs which were a result of higher delivery sales mix in these units which is more labor intensive than other occasions, higher average wage rates and general labor inefficiencies due to acquisition integration and training.

Other Restaurant Operating Expenses. Other restaurant operating expenses for year-to-date 2009 and 2008 were $221.4 million and $153.8 million, respectively, an increase of $67.6 million, or 43.9%. Other restaurant operating expenses were 34.5% of net product sales for year-to-date 2009 compared to 32.3% of net product sales for the prior year, an increase of 2.2%. Approximately 120 bps of the increase, as a percentage of net product sales compared to the prior year, was due to the economics of the acquisition units, which caused an increase in our royalty expense (50 bps), higher depreciation expense associated with purchase accounting asset values (40 bps), higher delivery driver reimbursement expenses due to a higher delivery mix (30 bps) and outsourced call center expenses for a certain acquisition market (20 bps) which were partially offset by lower rent (20 bps). The remaining net variance of 100 bps was largely due to the de-leveraging impact on fixed and semi-fixed costs due to the comparable store sales decline consisting primarily of occupancy costs (90 bps), depreciation (50 bps) and advertising (30 bps). These increases were partially offset by a decline in delivery driver reimbursement expenses for comparable stores due to lower fuel prices (40 bps) and lower store level bonuses (30 bps).

Depreciation expense for store operations was $29.4 million or 4.6% of net product sales for the year-to-date period of 2009 compared to $17.5 million or 3.7% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for year-to-date 2009 were $36.7 million compared to $29.5 million for the prior year, an increase of $7.2 million or 24.3%. As a direct result of the 2009 and 2008 acquisitions, general and administrative expenses increased approximately $8.6 million consisting of increased field supervisory personnel costs of $4.8 million, increased credit card transaction fees of $3.2 million and acquisition integration training costs of $0.6 million. These increases were partially offset by lower on-going operational training and bonus and profit sharing expenses as compared to the prior year.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $8.8 million and $7.4 million for 2009 and 2008, respectively.

Other. We recorded expense of $1.5 million and $0.4 million for other expenses for the year-to-date periods of 2009 and 2008, respectively. Included in this category were direct acquisition costs which are required to be expensed under accounting guidance for business combinations effective for fiscal year 2009 of $0.5 million.

Interest Expense. Interest expense was $23.4 million for 2009 compared to $24.9 million for the prior year, a decrease of $1.5 million due to lower interest rates as compared to the prior year. Our cash borrowing rate decreased 1.0% to 6.5% during 2009 compared to the prior year, however, our average outstanding debt balance increased $30.4 million to $448.8 million for 2009 largely due to the issuance of a $40.0 million incremental term loan during the fourth quarter of 2008 used to fund acquisition activity. Interest expense included $1.5 million and $1.3 million for amortization of deferred debt issuance costs in year-to-date 2009 and 2008, respectively.

Income Taxes. For the 39 weeks ended September 29, 2009, we recorded an income tax benefit of $0.2 million compared to tax expense of $2.0 million for the prior year. During 2009, we recorded a net tax benefit of $1.9 million associated with the change in the liability for uncertain tax positions consisting of the release of liabilities due to the lapse of applicable statutes of limitations which was partially offset by additional interest and penalties accrued. Additionally, we recorded $0.4 million of income tax benefit related to state tax rate changes and federal tax credit carry back adjustments. Excluding the impact of these discrete items totaling $2.3 million, our income tax expense would have been $2.1 million or 20.2% of net income before taxes for the 39 weeks ended September 29, 2009. The lower than statutory rate is due to the impact of tax credits. Our effective rate of 31.2% for the 39 weeks ended September 23, 2008 was higher than 2009 due to the aforementioned discrete items and higher tax credits in 2009.

Income from Continuing Operations, net of taxes. Income from continuing operations for the 39 weeks ended September 29, 2009 was $10.7 million, compared to $4.3 million for the prior year. The increase was primarily due to the benefit of a 34.6% increase in net product sales, increased customer delivery charge income, lower commodity costs, an income tax benefit and lower interest expense which were partially offset by increases in restaurant operating expenses, direct labor and general and administrative expenses.

(Loss) Income from Discontinued Operations, net of taxes. Loss from discontinued operations was $0.1 million for the year-to-date period of 2009 compared to income for the prior year-to-date period of $3.0 million. In December 2008, we completed the sale of 70 units to PHI and in January 2009, we completed the sale of 42 units to PHI (which were classified as held for sale at December 30, 2008).

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

Our working capital was a deficit of $42.5 million as of September 29, 2009, and includes the benefit of approximately $5.1 million of additional cash reserves when compared to the prior fiscal year end. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Cash flows from operating activities, inclusive of discontinued operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $51.8 million for the 39 weeks ended September 29, 2009 compared to $49.4 million for 2008. Cash flows from operations during 2009 were positively impacted by a $10.4 million increase in after tax cash flows from operations (after adding back non-cash items to net income) as compared to the prior year, which was partially offset by negative changes in working capital of $5.9 million. The overall increase in operating cash flows was largely due to the positive impact of acquisitions on net income and working capital leverage.

Cash flows from investing activities

Cash flows used in investing activities were $32.2 million during the 39 weeks ended September 29, 2009 compared to $32.5 million for the 39 weeks ended September 23, 2008. During 2009, we completed an asset purchase and sale transaction in which we purchased 55 units for $18.7 million and sold 42 units for $19.5 million. We also completed an acquisition of 50 units for $14.1 million. During the year-to-date period of 2009 we invested $19.5 million in capital expenditures, consisting of approximately $14.0 million in our existing operations (including approximately $1.6 million for WingStreet™ development at 36 units) and $5.5 million for acquisition related information technology equipment. In the prior year, we invested $26.5 million in capital expenditures for existing operations (including approximately $8.4 million for WingStreet™ development at 170 units).

We have reduced our capital expenditure estimate for 2009 from the previous target of $36 million to approximately $28.4 million, not including acquisitions. We anticipate that we will receive related sale-leaseback proceeds of approximately $2.6 million for a net capital expenditure of approximately $25.8 million. The reduction is primarily due to a $7 million decrease in our WingStreetTM development plan from 200 originally planned to 40 units in an attempt to conserve free cash flow in light of the impact of the recession upon our sales volumes. The revised capital expenditure estimate includes an investment of approximately $2.1 million to add the WingStreetTM product line to 40 units and $5.6 million to convert the PHI acquisition units to our proprietary POS (point of sale) system.

We currently expect our capital expenditure investment to be approximately $16 million to $17 million in 2010.

Cash flows from financing activities

Net cash outflows for financing activities were $14.5 million for the 39 weeks ended September 29, 2009 compared to net outflows of $9.8 million for the 39 weeks ended September 23, 2008. Net repayments under the revolving credit facility were $3.0 million for the 39 weeks ended September 29, 2009 despite borrowing approximately $14.2 million to fund our acquisition of 50 units in February 2009 and $15.0 million to partially fund our mandatory excess cash flow prepayment during the second quarter, compared to net repayments of $15.5 million during the prior year. During 2009, we paid our mandatory excess cash flow prepayment of $17.1 million on our Senior Secured Credit Facility compared to $4.2 million in the prior year. During the first half of 2009 we completed sale-leaseback transactions for six properties acquired in Virginia during the fourth quarter of 2008 for $2.9 million and completed sale-leaseback transactions on two formerly leased properties (purchased in 2008) for $0.9 million. Additionally, during the third quarter of 2009, we completed sale-leaseback transactions for two properties constructed in 2009 for $2.6 million. During the first half of 2008, we completed five sale-leaseback transactions on assets principally constructed during 2007 for $6.9 million and during the third quarter of 2008, we completed sale-leaseback transactions on five formerly leased properties for approximately $3.1 million.

We are required, under certain circumstances as defined in our credit agreement, to make an annual excess cash flow mandatory prepayment on the term loan notes not later than 120 days after our 2009 fiscal year-end. Based on currently expected 2009 results, we anticipate that we will be required to make a mandatory prepayment of an amount between $21 million and $26 million depending upon the amount of excess cash flow generated during our fiscal year and our leverage at fiscal year-end. As this amount is an estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above.

As of September 29, 2009, we were in compliance with all of the financial covenants under our senior secured credit facility. Further, as shown in the following table, our financial leverage has increased from 3.92x at fiscal 2008 year end to 4.04x, primarily due to a decline in our operating results. Our ratios under the foregoing financial covenants in our credit agreement as of September 29, 2009 are as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	4.04x	Not more than 5.25x
Minimum interest coverage ratio	1.94x	Not less than 1.65x

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

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At September 29, 2009, we had $58.9 million of borrowing capacity available under our revolving line of credit net of $16.1 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

In borrowing amounts under our revolving credit facility, we are dependent upon the ability of participating financial institutions to honor draws on the facility. The disruptions in the global credit markets may impede the ability of financial institutions syndicated under our revolving credit facility to fulfill their commitments. CIT Lending Services Corporation (“CIT”) currently is responsible for funding approximately $10.0 million of our revolving credit facility. On November 1, 2009, the parent company of CIT, CIT Group, Inc., filed for bankruptcy. Prior to this filing, CIT fulfilled all lending requests made under our revolving credit facility. The Company has no outstanding borrowings under our revolving credit facility as of September 29, 2009. Based upon the current market conditions, we do not anticipate any potential reduction in commitments from CIT to have a material impact upon our current or future liquidity.

Letters of Credit

As of September 29, 2009, we had letters of credit of $16.1 million issued under our existing credit facility in support of self-insured risks. Based on our leverage ratio determined by fiscal 2009 operating results, we may be required to reinstate a $5.0 million letter of credit due to our franchisor, PHI. If this letter of credit is issued, this will reduce our revolving credit facility borrowing capacity by a like amount.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of September 29, 2009, we had $258.7 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at September 29, 2009:

Effective Date	Notional Amount (in millions)		Fixed Rate Paid	Maturity Date
June 6, 2006	$50.0	(1)	5.39%	Dec. 31, 2010
Jan. 31, 2008	50.0		3.16%	Jan. 31, 2011
April 7, 2008	50.0		2.79%	April 7, 2011
Nov. 18, 2008	30.0		2.81%	Nov. 18, 2011

	$180.0

(1)	The notional amount will amortize to $20.0 million on December 31, 2009 based on the swap’s amortization schedule.

After giving effect to these swaps, which leaves us with $78.7 million of floating rate debt, a 100 basis point increase in this floating rate would increase annual interest expense by approximately $0.8 million.

Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30% of our cost of sales. We are a member of the UFPC, and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives taken under the direction of the UFPC.

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.12 for the 39 weeks ended September 29, 2009 and $0.19 per pound for 2008) would have been approximately $3.5 million and $4.5 million for the 39 weeks ended September 29, 2009 and September 23, 2008, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 2009.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)