Form 10-K
period 2009-12-29
NPC INTERNATIONAL INC
filed 2010-03-26
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s equity. As of March 26, 2010, there were 1,000 shares of common stock outstanding.

PART I

Item 1.	Business

General

NPC International, Inc. (referred to herein as “NPC” the “Company” or in the first person notations of “we,” “us” and “our”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2009 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of December 29, 2009 we operated 1,149 Pizza Hut units in 28 states with a significant presence in the Midwest, South and Southeast. As of the end of fiscal 2009, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

We are a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, our name was changed to National Pizza Company, and we were subsequently renamed NPC International, Inc. on July 12, 1994.

On May 3, 2006, all of our outstanding stock was acquired by NPC Acquisition Holdings, LLC (“Holdings”), a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates, referred to in this report as the “2006 Transaction.”

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

(Dollars in millions)			# Units
	Date	Base Purchase/ (Sale) Price(1)	Fiscal 2006 & 2007	Fiscal 2008	Fiscal 2009		Fee Properties	Location
Acquired from:
PHI	2/17/2009	$14.2			50	(4)		MO, IL
	1/20/2009	18.5			55			CO
	12/9/2008	27.1		88			1	FL, IA,
	12/9/2008	25.7		101				MO, KS, GA
	10/2/2006	20.7	39				2	TN

Other franchisees	9/30/2008	35.4		99 (2)			9	VA, WV, MD
	9/26/2007	5.3	17					FL
	3/13/2007	27.1	59					ID, OR, WA

Total acquisitions		$174.0	115	288	105

Sold to:
PHI	1/20/2009	(19.0)			(42	)(3)		AR, IN, KY, LA, OK, TX
	12/9/2008	(18.8)		(70)				MS, FL, WA, GA
Other franchisee	10/26/2006	(2.0)	(9)					AR, NV, UT

Total dispositions		(39.8)	(9)	(70)	(42)

		$134.2	106	218	63

(1)

Base purchase price does not include direct acquisition costs and/or working capital reimbursements which are included in the allocation of purchase price for the 2009 and 2008 acquisitions included in Note 2-Business Combinations and Acquisitions to the Consolidated Financial Statements.

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

Our Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Pizza Hut restaurants generally provide carry-out and delivery, and are the only national pizza chain to offer full table service. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service, and are principally located in “1 to 2 Pizza Hut Towns.” Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. For the fiscal year ended December 29, 2009, our sales were derived from the following occasions: 40% carry-out, 40% delivery and 20% dine-in. Approximately 45% of our units include the WingStreet™ product line. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each fiscal period:

	December 29, 2009		December 30, 2008		December 25, 2007
Average annual revenue per restaurant(1)	$739,995		$827,331		$790,737

Number of restaurants open at the end of the period:
Delco	435		372		202
RR	185		188		155
RBD	529		496		420

	1,149	(2)	1,056	(2)	777	(2)
Units held for sale			42

Total units in operation			1,098

(1)

In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,142, 806 and 752 in 2009, 2008 and 2007, respectively. Fiscal 2009 and 2007 each consisted of 52 weeks; fiscal 2008 consisted of 53 weeks.

(2)	Includes 513, 385 and 47 units offering the WingStreet™ product line, as of fiscal year end 2009, 2008 and 2007, respectively.

Approximately 16%, or $107.9 million, of our fiscal 2009 delivery and carry-out sales were processed by our customer service representatives in five call centers. As of December 29, 2009, substantially all of the delivery and carry-out sales for 214 restaurants were processed by these call centers. In addition, these call centers process overflow delivery and carry-out orders for approximately 688 units that are set up for busy or no answer call forward to the call center.

Pizza Hut, Inc.

PHI is the world’s largest pizza quick service restaurant, or “QSR,” company. As of December 31, 2009, the Pizza Hut brand had approximately 6,000 restaurants and delivery units in the United States and over 5,600 international units in more than 100 other countries, excluding licensed units. Since the first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, the Pizza Hut brand has become one of the most recognized brands in the restaurant industry.

PHI is owned and operated by Yum! Brands, Inc., or “Yum!” Yum! is the world’s largest QSR company, based on number of units, and as of December 31, 2009, its brands comprised approximately 35,000 units (excluding licensed units) in more than 100 countries and territories. In addition to Pizza Hut, Yum! also owns the restaurant brands Taco Bell, KFC, Long John Silver’s and A&W All-American Food Restaurants. Yum! has global scale capabilities in marketing, advertising, purchasing and research and development, and invests significant time working with the franchise community on all aspects of the business, ranging from new products to new equipment to new management techniques.

Our Products

Pizza Hut restaurants generally provide full table service, carry-out and delivery and a menu featuring pizza, pasta, baked buffalo wings, salads, soft drinks and, in some restaurants, sandwiches and beer. Pizza sales account for approximately 77% of our net product sales. Sales of alcoholic beverages are less than 1% of our net product sales.

Most dough products are made fresh as often as twice per day and only 100% Real cheese products are used. All product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. We offer a variety of pizzas in multiple sizes with a variety of crust styles and different toppings. With the exception of on-the-go “Personal Pan Pizza” and food served at the luncheon buffet, food products are prepared at the time of order.

The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and are available for dine-in, carry-out and delivery, and is already the largest dedicated wing brand in the U.S., based on number of units. We have approximately 45% of our units operating with the WingStreet™ format at December 29, 2009. Further expansion of this concept within our units is uncertain at this time and will be dependent upon the concept meeting established return criteria and product mix expectations.

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

Business Growth Strategy

The primary focus of our business growth strategy is to deliver upon the fundamentals of restaurant operational excellence and customer service in our existing markets in order to grow our share of pizza occasions year over year. We intend to augment this basic strategy with (i) opportunistic acquisitions of Pizza Hut restaurants from franchisees or PHI, (ii) the development of new Delco locations within our existing territories as justified by the number of currently unserved households and other relevant demographics and (iii) rebuilding or relocating existing assets to better serve our customers.

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

We operate approximately 52% of our units under territory franchise agreements, with the remaining units operating under location franchise agreements.

Territory franchise agreements. Our territory franchise agreements provide us with the exclusive right to develop and operate Pizza Hut restaurants and delivery units within a defined geographic territory, such as a county. We also have the right to develop additional Pizza Hut restaurants and delivery units within our franchise territory. If we fail to develop a franchise territory or provide adequate delivery service as required under our franchise agreements, PHI would have the right to operate or franchise Pizza Hut restaurants in that area. As of December 29, 2009, we had no commitments for future development under any territory franchise agreement. Pursuant to our territory franchise agreements, we are required to pay a royalty rate of 4.0% of sales, as defined in the franchise agreements. The royalty rate for delivery units increased to 4.5% as of January 1, 2010 and will increase to 4.75% as of January 1, 2020 and 5.0% as of January 1, 2030.

Location franchise agreements. Our location franchise agreements provide us with the right to operate a Pizza Hut restaurant at a specific location. For dine-in restaurants, PHI may not develop or franchise a new dine-in restaurant in a geographical circle centered on the restaurant containing 15,000 households and with a radius of at least one mile and no more than ten miles. For Delcos, as long as we provide adequate delivery service to our delivery area, PHI may not provide or license delivery service to any point within the delivery area. If PHI identifies an opportunity to open a new restaurant, within a Site Specific Market (no Territorial franchisees and no PHI-owned units), and we operate the closest Pizza Hut restaurant, PHI must first offer the new opening opportunity to us. Under our 2003 location franchise agreements, we are required to pay a royalty rate of 6.5% of sales, as defined in the franchise agreements. Completion of a remodel of a dine-in restaurant results in a 1.5% royalty rate reduction. Rebuilds and relocations qualify for a 2.5% reduction of the royalty rate at that location.

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

Franchise agreement asset upgrade requirements. The 2003 location and territory franchise agreements require us to perform facility upgrades to dine-in restaurants constructed before 1998; however, there is no specific provision under the franchise agreements related to required asset activity with respect to our Delco’s. The required asset upgrade is determined based upon a combination of (i) the 2002 sales volume of the individual location, and (ii) the population within a three mile radius. These factors are measured for each location relative to established benchmarks to determine the required asset action for each location. The required asset actions consist of three activity classes (i) partial re-image, (ii) full re-image, and (iii) rebuild, relocate or remodel. The partial re-image is the least costly of the standards and is generally reserved for low-volume, low population density locations. A full re-image is generally required for restaurants with average volumes and low population densities and a rebuild, relocate or remodel is generally required for high volume assets or average volume restaurants with high population densities. We must achieve satisfactory progress in completing these asset activities, as determined at various checkpoints through-out the term of the agreement to remain in compliance. All partial and full re-images were completed by the deadline of September 30, 2009. All rebuild, remodel and relocation activities must be completed by December 31, 2015. We were in full compliance with the upgrade requirements defined in the agreement as of December 29, 2009.

The 2006 location franchise agreement that we executed in conjunction with our acquisition in October 2006 of 39 units from PHI in and around Nashville, TN requires us to bring all assets, including Delco’s in that market, in compliance with PHI’s minimum asset standards and re-image specifications. We have two remaining dine-in assets that are required to have a major asset action (defined as a rebuild, relocate, or remodel) completed by October 2018. We were in full compliance with the upgrade requirements defined in the agreement as of December 29, 2009.

Between December 2008 and February 2009, the Company acquired 294 units under the 2008 location franchise agreement which was amended effective with the acquisition of the units primarily as follows:

•

Kansas City. This agreement for 51 units was amended to be substantially similar (including royalty rates) to the 2003 territory franchise agreement. This agreement expires December 31, 2032 and contains perpetual 20-year renewal terms subject to certain criteria. This agreement, as amended, does not require any future development activity but does require that we complete four major asset actions by December 2019 on certain qualifying dine-in assets in the market.

•

Florida, Georgia, Iowa, and St. Louis. These agreements were amended to be substantially similar to the 2006 location franchise agreement executed in the Nashville acquisition for the 138 units acquired in Florida, Georgia, and Iowa as a part of the December 9, 2008 acquisition and for the 50 units acquired in St. Louis as a part of the February 17, 2009 acquisition. These agreements expire December 31, 2032 and contain a 20-year renewal term subject to certain criteria with no opportunity for royalty reduction for major asset actions, except for four assets paying royalties of 6.5% that can realize a royalty reduction of 2.5% for a rebuild or relocation or 1.5% for a major remodel if completed by January 1, 2016. These agreements, as amended, do not require any future development activity but do require that we complete 12 major asset actions by December 2019 and nine by February 2020, on certain qualifying dine-in assets in the market and four re-images on system restaurants.

•

Denver. Two agreements for 55 units were executed as part of the January 20, 2009 acquisition, which expire December 31, 2032 and contain perpetual 20-year renewal terms subject to certain criteria. For 25 units in the market, an agreement was amended to be substantially similar to the 2006 location franchise agreement executed in the Nashville acquisition. We are required to pay a royalty rate of 6.0% of sales for all asset types during the original term of the agreement with no opportunity for royalty reduction for major asset actions, except for one asset paying royalties of 6.5%, which can realize a royalty reduction of 2.5% for a rebuild or relocation or 1.5% for a major remodel if completed by January 1, 2016. The agreement for the remaining 30 units was amended to be substantially similar to the 2003 territory franchise agreement, paying a royalty rate between 4.0%-4.6% of sales for all asset types. This agreement, as amended, does not require any future development activity but does require that we complete one major asset action by January 2020 on certain qualifying dine-in assets in the market.

WingStreet™ agreement. Effective December 25, 2007, the Company entered into a new agreement (the “WingStreet™ agreement”) with PHI that terminated its prior WingStreet™ franchise agreement addendum, which the Company had operated under since December 16, 2005. This agreement identifies the WingStreet™ concept as a Pizza Hut product line or menu extension that is to be incorporated under the Company’s existing franchise agreements with PHI. The royalty rate paid on WingStreet™ sales is the same as Pizza Hut product sales. The WingStreet™ agreement allows the addition of the less costly WingStreet™ Lite format, as defined in accordance with PHI specifications, to an existing dine-in asset to constitute an approved full re-image under the existing franchise agreements. Further, any assets adding the WingStreet™ product line that have had a qualifying major asset action or re-image will no longer be required to have additional asset upgrades in order to incorporate the product line into their unit. Finally, the WingStreet™ agreement provides that the maximum royalty fee to be charged to a unit that incorporates the WingStreet™ product line should not exceed 6.25% of sales, as defined in the franchise agreements. This rate is a reduction from the exiting royalty rate of 6.5% that is currently being paid on certain Delco units operating under our location franchise agreements.

Our blended average royalty rate as a percentage of total net sales was 4.8% for fiscal 2009, 4.4% for fiscal 2008 and 4.3% for fiscal 2007. The increase for fiscal 2009 was due to higher royalty rates associated with the fiscal 2008 and fiscal 2009 acquisitions.

In connection with the 2006 Transaction, on March 7, 2006, we entered into an amendment to the franchise agreements, which among other things, includes PHI’s consent to the 2006 Transaction and certain restrictions on us, including the requirement that PHI approve the appointment of certain of our officers.

Promotion and Advertising

We spend on average 6% of net product sales on local and national advertising activities. We are required under our franchise agreements to be a member of the International Pizza Hut Franchise Holder’s Association (“IPHFHA”), an independent association of substantially all Pizza Hut franchisees. IPHFHA requires its members to pay dues, which are spent primarily for national advertising and promotion. Dues are 2.5% of gross sales, as defined in the franchise agreement. AdCom, a joint advertising committee, consisting of representatives from PHI and IPHFHA, directs the national advertising campaign. PHI is not a member of IPHFHA, but has agreed to make contributions with respect to those restaurants it owns on a per-restaurant basis to AdCom at the same rate as its franchisees. National advertising represents approximately 40% on average of our advertising expenditures.

In addition, each Pizza Hut restaurant is required pursuant to franchise agreements to contribute dues of 1.75% of gross sales, as defined in the franchise agreement, to advertising cooperatives. The advertising cooperatives control the advertising within designated market areas. As the major operator in most markets, we control the majority of the advertising cooperatives in which we participate. Approximately 83% of our units are in marketing areas in which we control local cooperative advertising. The advertising cooperatives are required to use their funds to purchase broadcast media advertising within the designated marketing areas. All advertisements must be approved by PHI. Our contributions to advertising cooperatives represented approximately 28% of our advertising expenditures during the fiscal year ended December 29, 2009.

Prior to October 1, 2009, NPC was responsible for paying the combined dues noted above for national and cooperative advertising of 4.25% only on gross sales relating to pizza products. However, in conjunction with the national launch of the WingStreet™ product line during the fourth quarter of 2009, we will now contribute dues of 4.25% on gross sales for both pizza and WingStreet™ products. If this change was in effect for all of fiscal 2009, this would have resulted in approximately $0.7 million of additional advertising expense.

For 2008 through 2010, the advertising cooperatives agreed to transfer amounts equal to 0.75% of member gross sales from local advertising to the AdCom for its national advertising campaign, bringing the total national advertising budget to 3.25%. Cooperative members will re-evaluate this transfer of funds annually.

The remaining 32% of our total advertising expenditures were utilized within our discretion for local print marketing, including coupon distribution as well as telephone directory advertising, point of purchase materials, local store marketing and sponsorships.

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

Under our direction, our distributor will purchase all products under terms negotiated by the UFPC or another cooperative designated by us. If the product is not available through a UFPC agreement, then our distributor may purchase from another Yum! approved source. Our restaurants take delivery of food supplies about twice a week; some restaurants take delivery once a week to take advantage of contracted discounts.

Information Technology

Our restaurants have a point-of-sale, or “POS,” cash register system. The POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. It includes a back office system that provides support for inventory, payroll, accounts payable, cash management, and management reporting functions. The system also helps dispatch and monitor delivery activities in the store. The POS system is fully integrated with order entry systems in our call centers, as well as Pizza Hut’s online ordering site – www.PizzaHut.com. In over half of our restaurants, it includes a kitchen management system, which automatically displays recipes, preparation and cooking instructions for all food items.

Product sales and most expenses are captured through the back office system and transferred directly to our general ledger system for accurate and timely reporting. Management and support personnel have access to on-line reporting systems which provide extensive time critical management data. All corporate computer systems, including laptops, restaurant computers, call centers, and administrative support systems are connected using a wide-area network. This network supports an internal web site, or Portal, for daily administrative functions, allowing us to eliminate paperwork from many functions and accelerate response time.

Competition

The restaurant business is highly competitive with respect to price, service, location, convenience, food quality and presentation, and is affected by changes in taste and eating habits of the public, local and national economic conditions and population and traffic patterns. We compete with a variety of restaurants offering moderately priced food to the public, including other large, national QSRs. Within the QSR pizza segment, we compete directly with Domino’s Pizza, Papa John’s, Cici’s, Little Caesars and numerous locally owned restaurants which offer similar pizza, pasta and sandwich products. We do not compete with other operators in the Pizza Hut system, except for licensed units. More broadly, we also compete in the food purchase industry against supermarkets and others such as Papa Murphy’s who offer “take and bake” pizza products. Consumers have become more value conscious and have reduced discretionary spending in response to high levels of unemployment and other factors. As a result, the frozen pizza and take and bake alternatives are becoming an increasingly intrusive competitive threat in the pizza segment. We believe that other companies can easily enter our market segment, which could result in the market becoming saturated, thereby adversely affecting our revenues and profits. There is also active competition for competent employees and for the type of real estate sites suitable for our restaurants.

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

We are also subject to the Americans with Disabilities Act of 1990, or “ADA.” The ADA is a federal law which prohibits discrimination against people with disabilities in employment, transportation, public accommodation, communications and activities of government. In part, the ADA requires that public accommodations, or entities licensed to do business with the public, such as restaurants, are accessible to those with disabilities. We entered into a settlement agreement with the U.S. Department of Justice (“DOJ”) in March 2006, which is scheduled to expire in 2010, that requires us to take certain corrective actions with respect to restaurant facilities owned or leased by us as of March 2006. We believe that we have completed all of our requirements by the deadline of March 1, 2010, subject to approval from the DOJ that we are in full compliance.

Seasonality

The Company typically experiences lower net product sales and net income in the second and third quarters of the year. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Working Capital Practices

Our working capital was a deficit of $68.2 million as of December 29, 2009, which includes the impact of $31.3 million for our mandatory term loan pre-payment that we are required to pay no later than 120 days after our 2009 fiscal year-end. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid; therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our distributor. If we were to utilize the 30 day term of trade credit, it would increase our liquidity by approximately $20.0 million.

Employees

As of December 29, 2009, we had over 25,000 employees, of which approximately 95% were employed on an hourly basis. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.

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

Changes in consumer discretionary spending and general economic conditions could have a material adverse effect on our business and results of operations.

Purchases at our stores are discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in the communities in which our restaurants are located. A significant portion of our stores are clustered in certain geographic areas. A significant weakening in the local economies of these geographic areas, or any of the areas in which our stores are located, may cause consumers to curtail discretionary spending, which in turn could reduce our store sales and have an adverse effect on our results of operations.

The future performance of the U.S. economy is uncertain and is directly affected by numerous national and global financial and other factors that are beyond our control. Continued high unemployment, increases in credit card, home mortgage and other borrowing costs and continued declines in housing values could further weaken the U.S. economy leading to a further decrease in consumer spending. It is difficult to predict the severity and the duration of the current economic slowdown. We believe that consumers generally are more willing to make discretionary purchases, including at our stores, during periods in which favorable economic conditions prevail. Further, fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers’ disposable incomes available for dining. Changes in consumer spending habits as a result of a further economic slowdown or a reduction in consumer confidence would likely reduce our sales performance, which could have a material adverse affect on our business, results of operations or financial condition.

It is likely that many of our suppliers and other vendors have been adversely impacted by the economic downturn. The inability of suppliers and vendors to access financing, or the insolvency of suppliers or vendors, could lead to disruptions in our supplies. If we are forced to find alternative suppliers or vendors, that could be a distraction to us and adversely impact our business. In addition, we may be adversely affected if the landlords for our leased restaurant properties encounter financial difficulties as a result of the current economic slowdown.

In addition, the financial crisis has resulted in diminished liquidity and credit availability. We are highly leveraged and our existing substantial leverage coupled with current market conditions could adversely affect our ability to obtain additional debt financing on reasonable terms. Any inability to access debt financing in the future on reasonable terms could materially impact our ability to make acquisitions, refinance our existing indebtedness or materially expand our business.

There can be no assurance that economic and financial market conditions will improve or that consumer confidence will be restored in the near future.

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

Some of our QSR competitors have from time to time attempted to draw customer traffic through deep discounting. In addition, during the first quarter of 2010, we have engaged in more aggressive discounting through our any size, any toppings, any crust pizza for $10 promotion. Although we have seen increases in traffic and sales from our promotion to date, to the extent that we continue this promotion or adopt a new pricing strategy and it is not successful in the future, we may realize decreased revenues, margins, income and cash flow from operations. Should our competitors increase spending on advertising and promotion, or should our advertising and promotion be less effective than our competitors’, there could be a material adverse effect on our operating results.

We are highly dependent on the Pizza Hut system and our success is tied to the success of PHI’s brand strength, marketing campaigns and product innovation.

We are a franchisee of PHI and are highly dependent on PHI for our operations. Due to the nature of franchising and our agreements with PHI, our success is, to a large extent, directly related to the success of the Pizza Hut restaurant system, including the financial condition, management and marketing success of PHI and the successful operation of Pizza Hut restaurants owned by other franchisees. Further, if Yum! Brands Inc. were to reallocate resources away from the Pizza Hut brand in favor of its other brands, the Pizza Hut brand could be harmed, which would have a material adverse effect on our operating results. These strategic decisions and PHI’s future strategic decisions may not be in our best interests and may conflict with our strategic plans.

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

Adverse media reports on our segment of the restaurant industry, such as pizza, or restaurants operating under a particular brand, can have an almost immediate and significant adverse impact on companies operating in that segment or restaurants using that brand, even though they have personally not engaged in the conduct being publicized. Such sensationalist media topics could include food borne illness, food contamination, unsanitary conditions or discriminatory behavior. If such a situation were to arise in the pizza segment or with respect to the brand we franchise, consumer demand for the food products we sell and our results of operations could be adversely affected, regardless of our lack of ownership of the relevant locations where the incidents may have occurred.

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

The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $3.9 million in 2009, without giving effect to the UFPC directed hedging programs. In addition, our participation in the food hedging programs directed by the UPFC may hedge less than half of our cheese prices and therefore may not adequately protect us from price fluctuations.

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

We are dependent on frequent deliveries of food products that meet our specifications at competitive prices. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our business. In particular, if our distributor fails to meet its service requirements for any reason, it could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business. Likewise, all of our cheese is purchased from a single supplier, the loss of which could have a material adverse effect on our business.

Our systems may fail, be damaged or be perceived to be insecure. Further, if we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation.

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

Reports of food-borne illnesses (such as e-coli, mad cow disease, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR segment and could in the future affect us as well. Anything that damages the Pizza Hut reputation or brand could immediately and severely hurt system-wide sales and, accordingly, our revenues, even if unrelated to any of our franchises. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. We cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses and other food safety issues that may affect our restaurants. Food-borne illness incidents could be caused by food suppliers and transporters and, therefore, would be outside of our control.

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

A significant number of our restaurants are located in the Midwest, South and Southeast and in non-metro and mid-metro areas. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather patterns, real estate market conditions or other factors unique to those geographic regions may adversely affect us more than some of our competitors that are located in other regions or in more urban areas.

We are subject to all of the risks associated with owning and leasing real estate.

As of December 29, 2009, we owned the land and/or the building for 21 restaurants and leased the land and/or building for 1,128 restaurants. Accordingly, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

The majority of our existing lease terms end within the next two to seven years. We have the ability to exercise lease options to extend the terms at virtually all of these locations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on our business and results of operations. In addition, as each of our leases expires, we may be subject to increased rental costs or may fail to negotiate renewals, either on commercially acceptable terms or at all. If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.

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

In addition, we self-insure a significant portion of expected losses under our workers’ compensation, employee medical, general liability, auto and non-owned auto programs. Reserves are recorded based on our estimates of the ultimate costs to resolve or settle incurred claims, both reported and unreported. If our reserves were inadequate to cover costs associated with resolving or settling claims associated with these programs, or if a judgment substantially in excess of our insurance coverage is entered against us, our financial condition and cash flow could be adversely affected.

Our annual and quarterly financial results may fluctuate depending on various factors, including seasonality of the business, many of which are beyond our control.

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, which include:

•	variations in timing and volume of our sales;

•	sales promotions by us and our competitors;

•	changes in average same store sales and customer visits;

•	variations in the price, availability and shipping costs of our supplies;

•	timing of holidays or other significant events; and

•	changes in competitive and economic conditions generally.

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

Further, we may be subject to employee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract our management’s attention from our business operations. We have been subject to these types of claims, and if one or more of these claims were to be successful, or if there is a significant increase in the number of these claims, our business, financial condition and results of operations could be adversely affected.

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

Our results of operations could be adversely affected by increased costs as a result of changes in laws relating to health care.

The federal government and several state governments have proposed or adopted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their employees or pay into a fund that would provide coverage for them. This type of legislation would likely increase our costs and could have a material adverse effect on our business, results of operations and financial condition. We are currently evaluating the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010.

Failure by us to establish, maintain and apply effective internal control over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business.

Beginning with the year ended December 25, 2007 and thereafter, we were required to comply with Section 404 of the Sarbanes-Oxley Act, and for fiscal 2010 we will have to obtain an annual attestation from our independent registered public accounting firm regarding our internal control over financial reporting. Failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements. If we fail to remedy any material weakness, our financial statements may be inaccurate and we may face restricted access to the capital markets.

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

We are highly leveraged. As of December 29, 2009, our total funded indebtedness was $433.7 million. We had an additional $58.9 million available at that date for borrowing under the revolving credit facility of our senior secured credit facility. The following table shows our level of indebtedness and certain other information as of December 29, 2009:

As of December 29, 2009
(in millions, except percentages)
Floating rate debt(1)	$78.7
Fixed rate debt	355.0

Total debt	433.7
Shareholders’ equity	158.6

Total capitalization	$592.3

Ratio of total debt to total capitalization	73.2%

(1)        The floating rate debt included in the table above is reduced by $180.0 million, which is the total notional amount of the floating-to-fixed rate interest rate swaps at December 29, 2009, and is included in fixed rate debt. This subsequently amortized to $150.0 million on December 31, 2009 based on the swap’s amortization schedule, thereby increasing floating rate debt by $30.0 million to $108.7 million.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our Senior Subordinated Notes (“Notes”);

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flows from operating activities to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to interest rate risk as certain of our borrowings, including borrowings under our senior secured credit facility;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facility and the indenture governing the Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

In addition, we have substantial obligations under our operating leases relating to a substantial portion of our retail facilities as well as our regional offices. For fiscal 2009, our minimum required operating lease payments were approximately $50.8 million.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth certain information regarding restaurants operated by the Company as of December 29, 2009.

Units in Operation Dec. 29, 2009
Alabama	101
Arkansas	59
Colorado	55
Delaware	10
Florida	135
Georgia	83
Idaho	33
Illinois	53
Indiana	4
Iowa	59
Kansas	33
Kentucky	23
Louisiana	16
Maryland	2
Minnesota	6
Mississippi	70
Missouri	80
North Carolina	39
North Dakota	14
Oklahoma	23
Oregon	26
South Carolina	5
South Dakota	21
Tennessee	90
Texas	16
Virginia	88
Washington	4
West Virginia	1

1,149

As of December 29, 2009, we leased approximately 98% of our restaurant properties, as indicated below. The majority of our existing lease terms end within the next two to seven years. We have the ability to exercise lease extension options, which exist in a majority of our leases, for a period of generally one to five years. All leased properties are owned by unaffiliated entities. Our 2009 base rent for continuing operations was approximately $49.8 million and contingent rents were approximately $1.0 million.

Restaurants in Operation as of December 29, 2009
	Own	Lease	Total
Red Roof	13	172	185
RBD	7	522	529
Delco and other	1	434	435

	21	1,128	1,149

The Company operated 1,149 restaurants as of December 29, 2009, which were located in buildings either owned or leased by us. The distinctive Pizza Hut red roof is the identifying feature of Pizza Hut restaurants throughout the world. Pizza Hut restaurants historically have been built according to identification specifications established by PHI relating to exterior style and interior décor. Variations from such specifications are permitted only upon request and if required by local regulations or to take advantage of specific opportunities in a market area. Property sites range from 10,000 to 80,000 square feet. Typically, Red Roof and RBD units range from 1,800 to 5,600 square feet, including a kitchen area, and have seating capacity for 70 to 125 persons. Delco units range from 800 to 3,000 square feet.

We own our restaurant service center office in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. We also own our 12,000 square foot principal executive office building in Overland Park, Kansas.

We currently lease from third parties office space for eleven of our regional offices (which includes shared space with one territory office), one of our territory offices and five call centers.

Item 3.	Legal Proceedings.

On May 12, 2009, a lawsuit against the Company, entitled Jeffrey Wass, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, was filed in the United States District Court for the District of Kansas. A First Amended Complaint, entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., was filed on July 2, 2009. The Complaint was brought by Plaintiffs Wass and Smith individually and on behalf of similarly situated employees who work or previously worked as delivery drivers for NPC. The First Amended Complaint alleged a collective action under the Fair Labor Standards Act (FLSA) to recover unpaid wages and excessive deductions owed to plaintiffs and similarly situated workers employed by NPC in 28 states, and as a class action under Colorado law on behalf of Plaintiff Smith and all other similarly situated workers employed by NPC in Colorado to recover unpaid minimum wages and excess payroll deductions and certain costs relating to uniforms and special apparel. The First Amended Complaint alleged among other things that NPC deprived plaintiffs and other NPC delivery drivers of minimum wages by providing insufficient reimbursements for automobile and other job-related expenses incurred for the purposes of delivering NPC’s pizza and other food items. On March 2, 2010, the Court entered an Order granting NPC’s motions for judgment on the pleadings as to all claims brought by plaintiffs in the First Amended Complaint, with the exception of a claim for the reimbursement of uniform costs under Colorado law. The Order provided that the claims failed to state a claim under the FLSA and Colorado law and, therefore, would be dismissed with prejudice unless plaintiffs filed a Second Amended Complaint that cured the deficiencies in the First Amended Complaint. The Order also operated to moot plaintiffs’ then-pending motion for conditional collective action certification.

Plaintiffs filed a Second Amended Complaint on March 22, 2010, which alleges a collective action under the FLSA on behalf of plaintiffs and similarly situated workers employed by NPC in 28 states, and a class action under Rule 23 of the Federal Rules of Civil Procedure on behalf of Plaintiff Smith and similarly situated workers employed in states in which the state minimum wage is higher than the federal minimum wage. The Second Amended Complaint contends that NPC deprived delivery drivers of minimum wages by providing insufficient reimbursements for automobile expenses incurred for the purposes of delivering NPC’s pizza and other food items. NPC intends to file a motion to dismiss and for judgment on the pleadings as to all claims set forth in the Second Amended Complaint, which motion will be filed on or before April 8, 2010. As a result, at this time the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any class of common equity of the Company. There is one holder of record of the outstanding shares of common stock of the Company. The Company did not pay any dividends on the common stock in fiscal year 2009 or 2008. The Company’s debt facilities include limitations on the Company’s ability to pay cash dividends on the common stock.

The Company did not issue or sell any equity securities during fiscal 2009 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes to the financial statements of NPC, which can be found in Item 8.

As a result of the 2006 Transaction, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. The primary impact to the post-2006 Transaction income statement as a result of the application of purchase accounting included an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The 2006 Transaction resulted in higher debt levels and related interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction periods.

Due to the impact of the changes resulting from the purchase accounting adjustments as a result of the 2006 Transaction, the statement of operations data presentation separates our results into two periods: (1) the period ending with May 2, 2006, the day preceding the consummation of the 2006 Transaction (“Predecessor”) and (2) the period beginning on May 3, 2006 utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. Similarly, the current and prior period amounts presented under restaurant operating data and consolidated balance sheet data are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented. All amounts are in thousands, except restaurant operating data, and all periods have been adjusted to reflect the effect of discontinued operations (See Note 3 to the Consolidated Financial Statements).

					Predecessor
	52 Weeks ended Dec. 29, 2009	53 Weeks ended Dec. 30, 2008(1)	52 Weeks ended Dec. 25, 2007	34 Weeks ended Dec. 26, 2006	18 Weeks ended May 2, 2006	52 Weeks ended Dec. 27, 2005
Consolidated Statements of Income (Loss):
Sales:
Net product sales	$845,074	$666,829	$594,634	$342,160	$189,093	$527,162
Fees and other income	37,391	22,860	16,620	9,651	5,405	13,981

Total sales	882,465	689,689	611,254	351,811	194,498	541,143
Costs and expenses:
Cost of sales	226,676	188,703	160,862	90,339	48,129	141,494
Direct labor	262,298	189,002	168,445	97,289	51,968	146,230
Other restaurant operating expenses	291,640	216,465	194,017	115,815	58,243	164,805
General and administrative expenses	48,883	40,991	37,131	23,528	23,841	31,200
Corporate depreciation and amortization of intangibles	11,761	9,753	9,279	6,135	2,007	6,086
Other	1,955	773	(16)	(395)	(107)	(2,837)

Total costs and expenses	843,213	645,687	569,718	332,711	184,081	486,978

Operating income	39,252	44,002	41,536	19,100	10,417	54,165
Other income (expense):
Interest expense	(31,266)	(33,843)	(38,015)	(25,306)	(3,744)	(14,630)
Loss on early termination of debt	—	—	—	—	(11,306)	—

Miscellaneous	—	(7)	3	85	(690)		(577)

Income (loss) before income taxes	7,986	10,152	3,524	(6,121)	(5,323)		38,958
Income tax (benefit)(3) expense	(2,463)	2,628	(360)	(2,956)	—		—

Income (loss) from continuing operations	10,449	7,524	3,884	(3,165)	(5,323)		38,958
(Loss) income from discontinued operations, net of taxes	(59)	(25,578)	3,886	2,042	3,706		8,330

Net income (loss)	$10,390	$(18,054)	$7,770	$(1,123)	$(1,617)		$47,288

Restaurant Operating Data:
Number of restaurants (at period end)	1,149 (2)	1,056 (2)	777	726	704		702
Same store net product sales index	(10.2)%	2.0%	3.5%	(4)	(4)		3.2	%(5)
Working capital(5)	$(68,238)	$(42,532)	$(40,844)	$(31,464)	$(172,038	)(6)	$(48,563)

Consolidated Balance Sheet Data:
Total assets(5)	$829,324	$839,515	$829,959	$805,702	$406,420		$411,201
Total debt (including current portion)(5)	$433,710	$453,804	$430,500	$431,700	$136,346		$130,185

_____________________

(1)

The fiscal year ended December 30, 2008 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate the additional, or 53rd week, added approximately $14.5 million of net product sales in 2008.

(2)	We acquired 288 units during the fourth quarter of 2008 and 105 units during the first quarter of 2009.
(3)

We elected to adopt subchapter S filing status effective January 1, 2003, at which time we became a “flow-through” entity for federal income tax purposes. In connection with the 2006 Transaction, we converted to a C Corporation filing status and have become subject to state and federal income taxes.

(4)	Comparable store sales for the 52 weeks ended December 26, 2006 were 0.0% and were not impacted by the purchase accounting adjustments.
(5)	Amounts were not adjusted for discontinued operations.
(6)	Working capital at May 2, 2006 included $127,346 of current portion of long-term debt due to the 2006 Transaction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than current or historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the risk factors described in Item 1A, Risk Factors.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Introduction

As you read this section, please refer to our Consolidated Financial Statements and accompanying notes found in Item 8. Our Consolidated Statements of Income (Loss) show our operating results for the fiscal years ended December 29, 2009, December 30, 2008 and December 25, 2007. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Income (Loss). We also suggest you read Item 1A, “Risk Factors” which will help your understanding of our financial condition, liquidity and operations.

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2009 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of December 29, 2009 we operated 1,149 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2009, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2009 and 2007 each contained 52 weeks. Fiscal year 2008 contained 53 weeks.

Acquisitions and Dispositions. Between September 2008 and February 2009 we acquired 294 Pizza Hut units from Pizza Hut, Inc. (“PHI”) for approximately $87.9 million and 99 units for $36.2 million from another Pizza Hut franchisee. During this same time period, we also sold 112 units to PHI for approximately $37.8 million as part of an asset sale and purchase agreement. These acquisitions were funded through our revolving credit facility, the issuance of a $40.0 million term loan, proceeds from sale of units to PHI and cash on hand.

As a result of the sale of units in 2008 and the sale of units in 2009, which were classified as held for sale at December 30, 2008, our Consolidated Statements of Income (Loss) for all years presented have been adjusted to remove the operations of the 2008 and 2009 sold units which were reclassified as discontinued operations. Also included in discontinued operations for the fiscal year ended December 30, 2008 was the loss on the sale of those units. The amounts presented throughout, except where otherwise indicated, relate to continuing operations only.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. In fiscal 2009, pizza sales accounted for approximately 77% of net product sales. Sales of alcoholic beverages are less than 1% of our net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for stores under our operation for at least 12 months.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers, vending receipts and other fee income and are not included in our comparable store sales metric.

Store Openings and Closures. Store openings, acquisitions, divestitures, relocations and closures affect period-over-period comparisons. In addition to growth through new store openings and acquisitions, stores that do not meet our operating performance or image criteria are either rebuilt, relocated or closed without replacement. The table below shows the number of stores operated during the 52 weeks ended December 29, 2009. At December 29, 2009, 513 stores included the WingStreet™ product line compared to 385 units offering WingStreet™ at December 30, 2008:

52 Weeks Ended December 29, 2009
Beginning of period	1,098
Sold(1)	(42)
Developed(2)	5
Acquired(3)	105
Closed(2) (3)	(17)

End of period	1,149

(1)        Units were included in held for sale at December 30, 2008.

(2)        For the 52 weeks ended December 29, 2009 four units were relocated or rebuilt, and are included in both the developed and closed totals above.

(3)        Includes one unit acquired that was closed immediately upon purchase.

Comparable Store Sales/Sales Growth. The primary driver of sales growth in fiscal 2009 was a 41.7% increase in equivalent units (the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis) largely due to a net acquisition of 281 operating units during 2008 and 2009 (units in operation acquired, less units sold) which was partially offset by a decline in comparable store sales of 10.2%.

The following table summarizes the quarterly comparable store sales results in fiscal 2009 and 2008 for stores in continuing operations:

2009	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
Comparable store sales decline	(5.0)%	(12.6)%	(12.9)%	(10.5)%	(10.2)%

2008	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
Comparable store sales growth (decline)	0.4%	7.2%	4.5%	(3.4)%	2.0%

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

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-19%; meat: 13-17%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal year 2010 through a combination of derivatives taken under the direction of the UFPC.

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

Included within other restaurant operating expenses are royalties paid to PHI, which will be impacted in the future as follows. For delivery units currently operating under the Company’s existing franchise agreements and currently paying a 4.0% royalty rate, the franchise agreements provide for future increases in the royalty rates to be paid. The first such increase occurred in certain delivery units effective January 1, 2010, when royalty rates increased by 0.5% of sales to 4.5% or approximately $0.6 million of additional royalty expense for fiscal 2010. Effective January 1, 2020, royalty rates for these delivery units are scheduled to increase to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.

Our blended average royalty rate as a percentage of total net sales was 4.8% for fiscal 2009, 4.4% for fiscal 2008 and 4.3% for fiscal 2007. The increase for fiscal 2009 was due to higher royalty rates associated with the fiscal 2008 and fiscal 2009 acquisitions.

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

General Economic Conditions and Consumer Spending

Continued high unemployment rates, declining home values and sales, the negative impact of changes in the credit markets, and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in most segments of the restaurant industry, including the segment in which we compete. We believe these economic trends and the resulting negative impact on consumer discretionary spending priorities are the primary causes of our lower comparable store sales.

Competition

The restaurant business is highly competitive. The QSR industry is a fragmented market, with competition from national and regional chains, as well as independent operators, which affects pricing strategies and margins. Additionally, the frozen pizza and take-and-bake alternatives are becoming an increasingly intrusive competitive threat in the pizza segment. Limited product variability within our segment can make differentiation among competitors difficult. Thus, companies in the industry continuously promote and market new product introductions, price discounts and bundled deals, and rely heavily on effective marketing and advertising to drive sales.

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by Pizza Hut. Overall, our total commodity costs were lower during fiscal 2009 than the prior year; such decreases more than offset the higher costs associated with Pizza Hut’s ingredient reformulation and packaging redesign in 2009.

The block cheese price for fiscal 2009 averaged $1.29 per pound, a decrease of $0.57 or 31% versus the average price for fiscal year 2008, additionally, average dough costs declined 14% compared to the prior year. Our average costs of packaging and meat increased during fiscal 2009 by 20% and 5%, respectively, as compared to the prior year, primarily due to higher costs associated with packaging design and product ingredient reformulation.

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

Inflation and Deflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. In our comparable units (excluding discontinued operations), the aforementioned state minimum wage rates increased our direct labor expense by approximately $0.7 million during fiscal 2009. Some of the states with indexed minimum wage rates, which impacts 9% of our units, have reported that there will be no increase in minimum wage rates for 2010. Further, the impact to our direct labor costs (which affects 93% of our units) of the federal minimum wage increases effective July 24, 2009 and July 24, 2008 were approximately $3.9 million during fiscal 2009. We estimate the rollover impact of the July 24, 2009 increase to be approximately $2.8 million for 2010. We are not always able to offset higher food, labor, fuel and other costs with price increases.

If the economy experiences deflation, which is a persistent decline in the general price level of goods and services, we may suffer a decline in revenues as a result of the falling prices. In that event, given our fixed costs and minimum wage requirements, it is unlikely that we would be able to reduce our costs at the same pace as any declines in revenues. Consequently, a period of prolonged or significant deflation would likely have a material adverse effect on our business, results of operations and financial condition. Similarly, if we reduce the prices we charge for our products as a result of continuing declines in same store sales or competitive pressures, we may suffer decreased revenues, margins, income and cash flow from operations.

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

Long-lived assets. The Company reviews long-lived assets related to each unit quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of a unit’s leasehold improvements may not be recoverable. The Company evaluates these leasehold improvements using a “two year history of cash flow losses” at the unit as the primary indicator of potential impairment. Based on the best information available, impaired leasehold improvements are written down to estimated fair market value, which becomes the new cost basis. Personal property is reviewed for impairment using the closure of the unit as an indicator of impairment. Personal property that is not transferred to another unit is written down to its estimated fair market value. Additionally, when a commitment is made to close a unit beyond the quarter in which the closure commitment is made, any remaining leasehold improvements and all personal property are reviewed for impairment and depreciable lives are adjusted. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Intangible assets. Franchise rights and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Each reporting period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If we were to determine that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. As of December 29, 2009 we had $414.2 million in intangible assets (see Note 5 of the Notes to Consolidated Financial Statements – Goodwill and Other Intangible Assets) of which $408.7 million were franchise rights.

Additionally, if an indicator of impairment exists, the results of the designated marketing area (DMA) that supports the franchise rights are reviewed to determine whether the carrying amount of the asset is recoverable based on an undiscounted cash flow method. The underlying estimates of cash flows are developed using historical results projected over the remaining term of the agreements. The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future cash flows. A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of the business, which could have a material impact on our results of operations and financial condition.

Accounting for Goodwill. The Company has one operating segment and reporting unit for purposes of evaluating goodwill for impairment. Goodwill was $191.7 million and $188.5 million as of December 29, 2009 and December 30, 2008, respectively.

Goodwill primarily originated with the 2006 Transaction. Additional goodwill was recorded in connection with multiple acquisitions by us of Pizza Hut units since 2006.

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

Anticipated future cash flows and terminal value for the reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change if actual results are achieved that differ from those anticipated. We do not expect actual results to vary such that there would be a material change to the estimated fair value of our reporting unit.

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

We completed our annual impairment testing during the second quarter of 2009 and determined that goodwill was not impaired. A key assumption in our fair value estimate using the income approach is the discount rate. We selected a weighted average cost of capital of 10.6%. We noted that an increase in the weighted average cost of capital greater than 40 basis points would result in a reduction in fair value that may require us to complete step two of the goodwill impairment test.

Business Combinations. We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

We use all available information to estimate fair values including the fair value determination of identifiable intangible assets such as franchise rights, and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date when information that is known to be available or obtainable is obtained.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the allocation of the purchase price for acquisitions in fiscal years 2009 and 2008.

Self-insurance accruals. We operate with a significant self-insured retention of expected losses under our workers’ compensation, employee medical, general liability, auto, and non-owned auto programs. We purchase third party coverage for losses in excess of the normal expected levels. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and unreported, subject to the Company’s retentions. Provisions for losses expected under the workers’ compensation, general liability and auto programs are recorded based upon estimates of the aggregate liability for claims incurred utilizing independent actuarial calculations based on historical results. However, if actual settlements or resolutions under our insurance program are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities estimates would have affected net earnings by approximately $2.1 million for the fiscal year ended December 29, 2009.

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

Outlook for First Quarter of 2010

As a result of the negative comparable store sales in 2009, we have focused upon giving the consumer a combination of attractive pricing, abundance and choice, primarily through our any size, any toppings, any crust pizza for $10 promotion, in order to improve sales results. Our stores have generally experienced improved sales and traffic through the first quarter of fiscal 2010. Currently, we expect to generate positive comparable store sales of around 10% for the first quarter of 2010 based upon our experience to date. Although we believe that our marketing strategy has been successful to date, there can be no assurance that such success will continue.

Results of Operations-Adjusted for Discontinued Operations

The table below presents selected restaurant operating results as a percentage of net product sales for the 52 weeks ended December 29, 2009, the 53 weeks ended December 30, 2008 and the 52 weeks ended December 25, 2007, respectively:

	52 Weeks Ending Dec. 29, 2009	53 Weeks Ending Dec. 30, 2008	52 Weeks Ended Dec. 25, 2007
Net product sales	100.0%	100.0%	100.0%
Direct restaurant costs and expenses
Cost of sales	26.8%	28.3%	27.1%
Cost of labor	31.0%	28.3%	28.3%
Other restaurant operating expenses	34.5%	32.5%	32.6%

Fiscal 2009 Compared to Fiscal 2008-Adjusted for Discontinued Operations

Net Product Sales. Net product sales for the 52 weeks ended December 29, 2009 compared to the 53 weeks ended December 30, 2008 were $845.1 million and $666.8 million, respectively, an increase of $178.3 million or 26.7% resulting largely from a 41.7% increase in equivalent units due to acquisitions and development which was partially offset by a decrease in comparable store sales of 10.2%, while rolling over last year’s comparable store sales increase of 2.0%. We believe that the decline in comparable store sales was largely due to the impact of the recession and the resulting negative impact on consumer discretionary spending priorities.

Fiscal 2009 included 52 weeks of operations as compared with 53 weeks for fiscal 2008. We estimate that the additional, or 53rd week, added approximately $14.5 million of net product sales in 2008.

Fees and Other Income. Fees and other income were $37.4 million for the 52 weeks ended December 29, 2009, compared to $22.9 million for the 53 weeks ended December 30, 2008, for an increase of 63.6%. The increase was primarily due to higher customer delivery charge income as a result of delivery transactions in our acquisition units.

Cost of Sales. Cost of sales was $226.7 million for the 52 weeks ended December 29, 2009, compared to $188.7 million for the 53 weeks ended December 30, 2008, for an increase of $38.0 million or 20.1%. Cost of sales decreased 150 basis points (“bps”), as a percentage of net product sales, to 26.8%, compared to 28.3% in the prior year. This decrease was primarily due to a 9% decrease in cheese costs (net of UFPC hedging effect) and a 14% decrease in dough costs. These decreases were partially offset by a 20% increase in packaging costs and a 5% increase in meat ingredient costs (primarily due to the 2009 Pizza Hut package design changes and ingredient reformulation) compared to the prior year. A modest shift in product mix accounted for the remainder of the overall reduction in cost of sales as a percentage of net product sales versus the prior year.

Direct Labor. Direct labor costs were $262.3 million for the 52 weeks ended December 29, 2009, compared to $189.0 million for the 53 weeks ended December 30, 2008, an increase of $73.3 million or 38.8%. Direct labor costs as a percentage of net product sales were 31.0% for fiscal 2009, a 270 basis point increase compared to the prior year. Labor costs as a percent of net product sales increased by approximately 220 bps primarily due to the de-leveraging impact on fixed and semi-fixed labor costs as a result of the comparable store sales decline and to a lesser extent federal minimum wage increases (190 bps) and increased health insurance costs due to adverse claims development (30 bps). The remaining 50 bps increase was primarily due to higher acquisition-unit labor costs which were a result of higher delivery sales mix in these units which is more labor intensive than other occasions, higher average wage rates and general labor inefficiencies due to acquisition integration and training.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 52 weeks ended December 29, 2009 were $291.6 million compared to $216.5 million for the 53 weeks ended December 30, 2008, an increase of $75.1 million or 34.7%. Other restaurant operating expenses increased 200 bps as a percent of net product sales, to 34.5% for fiscal 2009 compared to 32.5% for the prior year. Approximately 120 bps of the increase was due to the economics of the acquisition units, which caused an increase in our royalty expense (40 bps), higher depreciation expense associated with purchase accounting asset values (40 bps), higher delivery driver reimbursement expenses due to a higher delivery mix (30 bps) and outsourced call center expenses for a certain acquisition market (20 bps) which were partially offset by lower rent (10 bps). The remaining net variance of 80 bps was largely due to the de-leveraging impact on fixed and semi-fixed costs due to the comparable store sales decline consisting primarily of occupancy costs (90 bps), depreciation (50 bps) and advertising (20 bps). These increases were partially offset by a decline in delivery driver reimbursement expenses for comparable stores due to lower fuel prices (30 bps), lower store level bonuses (30 bps) and lower delivery driver insurance costs (20 bps).

Depreciation expense for store operations was $39.1 million or 4.6% of net product sales for the year-to-date period of 2009 compared to $24.8 million or 3.7% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for the 52 weeks ended December 29, 2009 were $48.9 million compared to $41.0 million for the prior year, an increase of $7.9 million or 19.3%. As a direct result of the 2009 and 2008 acquisitions, general and administrative expenses increased approximately $10.7 million, consisting of increased field supervisory personnel costs of $6.1 million, increased credit card transaction fees of $4.0 million and acquisition integration training costs of $0.6 million. These increases were partially offset by lower on-going operational training, bonus and profit sharing expenses and one less week of expenses in fiscal 2009 as compared to the prior year.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for the 52 weeks ended December 29, 2009 were $11.8 million compared to $9.8 million for the prior year. The increase over the prior year is largely due to increased franchise rights amortization as a result of the 2008 and 2009 acquisitions which was partially offset by decreased pre-opening expenses related to 41 WingStreet™ product line conversions in 2009 as compared to 153 during 2008.

Other. We recorded expense of $2.0 million and $0.8 million for other expenses for the fiscal periods of 2009 and 2008, respectively. Included in this category were facility impairment charges of $1.4 million and direct acquisition costs of $0.6 million which are required to be expensed under accounting guidance for business combinations effective for fiscal year 2009.

Interest Expense. Interest expense was $31.3 million for the 52 weeks ended December 29, 2009 compared to $33.8 million for the prior year, a decrease of $2.5 million. The decrease is largely due to lower interest rates as compared to the prior year, despite higher average debt levels and the extra week in fiscal 2008. Lower interest rates decreased our cash borrowing rate by 0.9% to 6.5% during fiscal 2009 compared to fiscal 2008 and our average outstanding debt balance increased $18.4 million to $445.7 million in 2009 as compared to the prior year. Interest expense included $2.1 million and $1.8 million for amortization of deferred debt issuance costs for fiscal 2009 and fiscal 2008, respectively.

Income Taxes. For the 52 weeks ended December 29, 2009, we recorded an income tax benefit of $2.5 million or (30.8)% compared to tax expense of $2.6 million or 25.9% for the prior year. During 2009, we recorded a net tax benefit of $1.9 million associated with the change in the liability for uncertain tax positions consisting of the release of liabilities due to the lapse of applicable statutes of limitations which was partially offset by additional interest and penalties accrued. Additionally, we recorded $0.6 million of income tax benefit related to state tax rate changes. Excluding the favorable impact of these items our effective tax rate would have been 0.5%. In addition to these items the decline in rate from 2008 is related to the impact of higher jobs related tax credits in 2009 in relation to net income.

Income from Continuing Operations, net of taxes. Income from continuing operations for the 52 weeks ended December 29, 2009 was $10.4 million, compared to $7.5 million for the prior year. The increase was primarily due to the benefit of a 26.7% increase in net product sales, increased customer delivery charge income, lower commodity costs, an income tax benefit and lower interest expense, which were partially offset by increases in restaurant operating expenses, direct labor and general and administrative expenses.

Loss from Discontinued Operations, net of taxes. Loss from discontinued operations was $0.1 million in fiscal 2009 compared to $25.6 million in 2008. In December 2008, we completed the sale of 70 units to PHI for $18.8 million in cash. As a result of this sale, we recognized a pre-tax loss included in discontinued operations of $27.4 million in 2008. Also, in December 2008, we entered into an agreement to sell 42 units to PHI for $19.0 million in cash. The sale of these units was completed in January 2009. These units were classified as held for sale at December 30, 2008 and we recorded a $17.2 million pre-tax loss to reduce the carrying amount of these units to fair value. The total after-tax loss on the sale of these units was $30.3 million and was included in discontinued operations. Net income related to these units was $4.7 million for fiscal 2008.

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

Cost of Sales. Cost of sales was $188.7 million for the 53 weeks ended December 30, 2008, compared to $160.9 million for the 52 weeks ended December 25, 2007, for an increase of $27.8 million or 17.3%. Cost of sales increased 120 bps, as a percentage of net product sales, to 28.3%, compared to 27.1% in the prior year. The increase was primarily due to increases in the following commodity costs: 8% for cheese costs (net of UFPC hedging benefits), 24% for dough, 10% for meat, 7% for packaging and 59% for vegetable oil. The impact of these overall increases was partially offset by pricing initiatives.

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

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 53 weeks ended December 30, 2008 were $216.5 million compared to $194.0 million for the 52 weeks ended December 25, 2007, an increase of $22.5 million or 11.6%. Other restaurant operating expenses decreased 10 bps as a percent of net product sales, to 32.5% for fiscal 2008 compared to 32.6% for the prior year. The decrease of expenses as a percentage of net product sales compared to the prior year was primarily due to lower depreciation expense associated with short-lived assets becoming fully depreciated during the second quarter of 2007 without replacement, and lower delivery driver reimbursement expenses related to changes in our delivery driver reimbursement program in the second quarter of 2007. Depreciation expense for store operations was $24.8 million or 3.7% of net product sales for fiscal 2008 compared to $25.4 million or 4.3% of net product sales for fiscal 2007. These decreases were mostly offset by increased utilities and increased delivery driver insurance costs due to adverse claims development and activity.

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

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our existing credit facility and the Notes; (2) capital expenditures, including those for our re-imaging plan and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.

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

Our working capital was a deficit of $68.2 million as of December 29, 2009 including the impact of $31.3 million for the mandatory term loan pre-payment due not later than 120 days after our 2009 fiscal year-end, which was partially offset by the benefit of approximately $9.3 million of additional cash reserves as of December 29, 2009 when compared to the prior fiscal year end. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our distributor. If we were to utilize the 30 day term of trade credit, it would increase our liquidity by approximately $20.0 million.

Cash flows from operating activities, inclusive of discontinued operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $62.7 million for fiscal year 2009, $72.9 million for fiscal year 2008 and $61.3 million for fiscal 2007. Cash flows from operations during the 52 weeks ended December 29, 2009 were positively impacted by a $3.8 million increase in after tax cash flows from operations (after adding back non-cash items to net income), which was more than offset by negative changes in working capital of $12.8 million related to timing of payments for accrued liabilities as compared to fiscal 2008.

Cash flows from operations during the 53 weeks ended December 30, 2008 were positively impacted by a $7.3 million increase from net changes in working capital as compared to fiscal 2007, due in part to the favorable working capital effect from the 2008 acquisition activity, and a $6.4 million positive impact of after tax cash flows from operations (after adding back non-cash items to net loss) as compared to the prior year. To the extent positive cash and cash equivalent account balances remain with the same institution as book overdraft account balances at period end and the institution has the right of offset, we are required to net those amounts for financial reporting purposes. During the fiscal year ended December 30, 2008, the Company had no invested cash netted against book overdrafts. For the fiscal year ended December 25, 2007 the Company had a $12.1 million positive change due to cash invested in an overnight investment account netted against book overdrafts at fiscal year end 2006. The impact of these changes resulted in a $12.1 million reduction in cash flows from working capital in fiscal 2008 as compared to fiscal 2007 which was more than offset by a $8.5 million positive change in income taxes, primarily due to higher income tax payments during the first half of 2007, a $3.8 million positive change in receivables and a $6.1 million positive change related to the timing of payments for accrued payroll and other liabilities.

Cash flows from investing activities

Cash flows used in investing activities were $37.8 million during the 52 weeks ended December 29, 2009 compared to $112.3 million during the 53 weeks ended December 30, 2008. During 2009, we completed an asset purchase and sale transaction in which we purchased 55 units for $18.7 million and sold 42 units for $19.5 million, and also completed an acquisition of 50 units for $14.1 million. During 2009 we invested $25.5 million in capital expenditures, consisting of approximately $18.0 million in our existing operations (including approximately $1.9 million for WingStreet™ development at 41 units) and $5.6 million for acquisition related information technology (“IT”) equipment. During fiscal 2008, we completed an acquisition of 99 units, including nine fee properties, for $36.1 million and an acquisition of 88 units, including one fee property, for $28.2 million. We also completed an asset purchase and sale transaction in which we purchased 101 units for $27.0 million and sold 70 stores for $18.8 million. During fiscal 2008 we invested $33.9 million in capital expenditures, consisting of approximately $32.3 million in our existing operations (including approximately $9.3 million for WingStreet™ development at 178 units) and $1.6 million for acquisition related IT equipment. Proceeds from asset sales were $1.0 million for both fiscal 2009 and 2008.

Additionally, during the third quarter 2008 we purchased 13 formerly leased properties for $6.9 million with the intent to sell and leaseback the properties. Eleven of these properties were sold for $7.0 million (and are included in financing activities below) resulting in a deferred gain of approximately $0.9 million and the remaining two properties were included in fixed assets for approximately $0.8 million. These properties were subsequently sold in the first quarter of 2009 for $0.9 million.

In fiscal year 2007, we invested $33.3 million in capital expenditures, consisting of approximately $31.7 million for existing operations (including approximately $2.3 million for WingStreet™ development at 34 units) and $1.6 million for IT equipment related to acquisitions totaling 76 units during 2007. Proceeds from asset sales were $2.2 million during fiscal 2007. These expenditures were partially funded by proceeds from sale-leaseback transactions as reported in financing activities.

Our franchise agreements require us to perform asset actions consisting of three activity classes: (i) partial re-image, (ii) full-re-image, and (iii) rebuild, remodel or relocate. The required asset action (rebuild/remodel vs. re-image) for each dine-in asset was determined based on each asset’s historical sales volume and trade area population. A remodel of an existing asset entails a total interior and exterior refurbishment, completely upgrading the asset to the latest PHI standards. The re-image of an asset entails limited exterior refurbishment (paint, parking lot, etc.) and significant restaurant interior upgrades. We signed a WingStreet™ agreement with PHI that was effective on December 25, 2007. This agreement permits the development of the less costly WingStreet™ Lite format, as defined in accordance with PHI specifications, to an existing dine-in asset to constitute an approved re-image under the existing franchise agreements. Under our 2003 franchise agreements, all partial and full re-images were completed by September 30, 2009 and all rebuild, remodel and relocation activities must be completed by the extended deadline of December 31, 2015. We expect to incur capital expenditures of approximately $28 million over the remaining 6 years to meet these requirements in addition to normal recurring maintenance capital expenditures.

Additionally, as part of our 2008 location and territory franchise agreements that were effective with the December 2008 and first quarter 2009 acquisitions of units from PHI, we are required to complete certain major asset actions (as defined as a rebuild, relocate, or remodel) within 11 years of the acquisition date, or by December 2019 through February 2020. We expect to incur approximately $9 million over the next 10 years to meet these requirements.

We are significantly ahead of schedule on our asset re-image, rebuild/remodel requirements and have the option to reduce capital expenditures at management’s discretion to increase free cash flow and remain comfortably in compliance with our franchise agreements.

We currently expect our capital expenditure investment to be approximately $16 million to $17 million in 2010.

Cash flows from financing activities

Net financing cash outflows were $15.5 million for fiscal 2009 compared to inflows of $37.1 million for fiscal 2008 and $0.7 million for fiscal 2007. During fiscal 2009 we paid our mandatory excess cash flow prepayment of $17.1 million on our senior secured credit facility compared to $4.2 million in the prior year and $10.0 million for a voluntary prepayment on term bank facilities in fiscal 2007. Net repayments under the revolving credit facility were $3.0 million for the 52 weeks ended December 29, 2009 despite borrowing approximately $14.2 million to fund our acquisition of 50 units in February 2009 and $15.0 million to partially fund our mandatory excess cash flow prepayment during the second quarter, compared to $12.5 million during fiscal 2008. During fiscal 2007, net borrowings were $8.8 million under the revolving credit facility.

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

During fiscal 2008, we borrowed $40.0 million pursuant to an incremental term loan which we entered into under the existing credit facility’s $100.0 million term accordion feature to fund the 99-unit fourth quarter 2008 acquisition and to augment cash reserves. During 2009, we paid debt issue costs of $1.9 million for legal and recording fees for leasehold mortgages as required by our credit agreement.

As part of the 2006 Transaction, our debt structure consists of the following sources of financing:

•

Senior Secured Credit Facility. Our senior secured credit facility was entered into May 3, 2006 and consists of a $75.0 million revolving credit facility and $300.0 million in term loan notes. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. We had no borrowings outstanding under the revolving credit facility at December 29, 2009. Availability under this facility is reduced by letters of credit, of which $16.1 million were issued at December 29, 2009. Commitment fees are paid based upon the unused balance of the facility and the fees are determined based upon the aforementioned leverage ratio and were 0.5% at December 29, 2009. Commitment fees and letter of credit fees are reflected as interest expense. The facility is secured by substantially all of the Company’s assets and is due May 3, 2012.

Under our $300.0 million term loan notes, interest is paid at LIBOR plus 1.75%, or the base rate (as defined), plus 0.75%. On October 8, 2008, we borrowed $40.0 million pursuant to an incremental term loan which we entered into under the existing credit facility’s $100.0 million term accordion feature, reducing our available term loan accordion capacity to $60.0 million. Under the $40.0 million incremental term loan, interest is paid at LIBOR plus 2.25%, or the base rate (as defined) plus 1.25%. The combined rate was 2.1% at December 29, 2009. These notes contain scheduled principal payments outlined below and may be prepaid at any time without penalty. The facility is secured by substantially all of the Company’s assets and is due May 3, 2013.

•

Senior Subordinated Notes. The Notes bear interest at the rate of 9.5% payable semi-annually in arrears on May 1 and November 1 until maturity of the Notes on May 1, 2014. These Notes are unsecured and are subordinated to the $375.0 million senior secured credit facility and other senior indebtedness, as defined. There are no required principal payments until maturity and these Notes are subject to yield maintenance penalties if redeemed prior to May 1, 2010. Until May 1, 2009, the Notes could be redeemed up to 35% at a redemption price of 109.500%, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings. Effective May 1, 2010, these Notes may be redeemed at a redemption price of 104.750% plus accrued and unpaid interest until May 1, 2011, when the redemption price becomes 102.375% and remains such until May 1, 2012, when these Notes can be redeemed at the face amount, plus accrued and unpaid interest. The issuance of these Notes was registered under the Securities Act of 1933.

Our ability to satisfy our financial covenants under our senior secured credit facility, meet our debt service obligations and reduce our debt will be dependent on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. We believe that our ability to repay amounts outstanding under our senior secured credit facility and the Notes at maturity will likely require additional financing, which may not be available to us on acceptable terms, if at all. As of December 29, 2009, we had $258.7 million in funded floating rate debt outstanding under our senior secured credit facility. Of this amount, we entered into floating-to-fixed interest rate swaps with notional amounts totaling $180.0 million with expirations ranging from December 31, 2010 to November 18, 2011, leaving us with $78.7 million of floating rate debt at December 29, 2009. These swaps subsequently amortized to $150.0 million on December 31, 2009, leaving us with $108.7 million of floating rate debt.

We are required to make an excess cash flow mandatory prepayment on our term loan notes not later than 120 days after our 2009 fiscal year-end. The mandatory prepayment based on 2009 results will be approximately $31.3 million based upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year-end, each of which is defined in the credit agreement. We currently expect to pay this amount utilizing cash reserves on March 30, 2010, the last day of our fiscal 2010 first quarter.

During fiscal 2009, we made all scheduled principal and interest payments. As of December 29, 2009, the Company was in compliance with all of the debt financial covenants.

Our ratios under the foregoing financial covenants in our credit agreement as of December 29, 2009 are as follows:

	Actual	Covenant Requirement
Minimum total leverage ratio	4.51x	Not more than 5.25x
Minimum interest coverage ratio	1.84x	Not less than 1.65x

The leverage and interest coverage ratio covenant requirements adjust to 4.75x and 1.70x as of December 30, 2009.

The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA; “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in the Credit Agreement, which was filed with the Securities and Exchange Commission on October 31, 2006 as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No 333-138338). The credit agreement provides that each of the above defined terms include the pro forma effect of acquisitions and divestitures on a full year basis. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Non-GAAP Adjusted EBITDA, which we disclose below and to investors in our earnings releases.

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At December 29, 2009, we had $58.9 million of borrowing capacity available under our revolving line of credit net of $16.1 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

Non-GAAP measures

Non-GAAP adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with GAAP. We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We have substantial interest expense relating to the financing of the 2006 Transaction and substantial depreciation and amortization expense relating to the 2006 Transaction and to our acquisitions of units in recent years. We believe that the elimination of these items, as well as taxes, pre-opening and other expenses and facility impairment charges give investors useful information to compare the performance of our core operations over different periods. The following is a reconciliation of net income to Non-GAAP adjusted EBITDA(1).

	52 Weeks Ending Dec. 29, 2009	53 Weeks Ending Dec. 30, 2008
Net income from continuing operations	$10,449	$7,524
Adjustments:
Interest expense	31,266	33,843
Income tax (benefit) expense	(2,463)	2,628
Depreciation and amortization	51,916	35,155
Net facility impairment charges	1,368	631
Pre-opening expenses and other	1,957	1,365

Adjusted EBITDA from continuing operations	94,493	81,146
Adjusted EBITDA from discontinued operations	142	12,906

Non-GAAP adjusted EBITDA	$94,635	$94,052

(1)

The Company defines Non-GAAP Adjusted EBITDA as consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges and pre-opening expenses. Non-GAAP Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Non-GAAP Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for analysis of, the Company’s financial information reported under generally accepted accounting principles. Non-GAAP Adjusted EBITDA as defined above may not be similar to EBITDA measures of other companies.

Off Balance Sheet Arrangements and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of December 29, 2009 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
	(in millions)
Long-term debt	$433.7	$31.3	$3.6	$398.8	$—	$—
Operating leases(1)	296.2	45.3	76.6	59.6	114.7	—
Interest payments(2)	94.3	26.1	44.1	24.1	—	—
Facility upgrades(3)	36.8	1.1	15.3	10.6	9.8	—
Unrecognized tax benefits(4)	9.8	—	—	—	—	9.8
Purchase and other obligations(5)	6.2	3.1	3.1	—	—	—

	$877.0	$106.9	$142.7	$493.1	$124.5	$9.8

(1)

The majority of our leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiations, which could increase total lease payments. The above table does not include amounts related to unexercised lease renewal option periods. Total minimum lease payments have been reduced by aggregate minimum sublease rentals of $0.7 million under operating leases due in the future under non-cancelable subleases.

(2)

The Company obtained a four and one half year amortizing floating-to-fixed rate interest rate swap agreement on June 6, 2006 at a fixed rate of 5.39%. The outstanding notional amount was $50.0 million at December 29, 2009 and amortized down to $20.0 million effective December 31, 2009. During 2008, the Company entered into three three-year floating-to-fixed rate interest rate swap agreements for the following fixed rates and notional amounts: 3.16% on January 31 for $50.0 million; 2.79% on April 7 for $50.0 million and 2.81% on November 18 for $30.0 million. Interest payments are calculated on debt outstanding at December 29, 2009 at rates in effect at the end of the year, including the effect of the swaps.

(3)

Includes capital expenditure requirements under our franchise agreements for remodeling and re-imaging our assets, as well as WingStreet™ conversion and development requirements (see “Business—Franchise Agreements”). Amounts are presented under the timeline as currently planned by us, however, we have the discretion to apportion these expenditures into future years at a slower rate and remain in compliance.

(4)	The amount and timing of liabilities for unrecognized tax benefits cannot be reasonably estimated and is shown in the “Other” column.
(5)	Purchase and other obligations primarily include amounts for obligations under service agreements.

In addition, we expect to incur between $10.0 million and $12.0 million annually, based upon our unit count at December 29, 2009, in maintenance capital expenditures to maintain the Company’s assets in accordance with our standards. These amounts are not included in the above table.

Concurrently with the closing of the 2006 Transaction, the Company acquired the 75% membership interest in Hawk-Eye that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest that management ultimately exchanged for membership interests in Holdings with an equivalent fair market value. Additionally, in September 2006, certain members of our Board of Directors purchased membership interests in Holdings. The total membership interests not owned by MLGPE are $3.3 million as of December 29, 2009. Under the terms of the Amended and Restated Limited Liability Company Agreement of Holdings (“LLC Agreement”), the membership interests are mandatorily redeemable units, which are required to be repurchased by Holdings upon the resignation of the member. However, the value of this liability is subject to a formula as defined within the LLC Agreement based upon the terms of the member’s resignation. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be required to provide a distribution to Holdings in the event of a member’s resignation from the Company. The value of this liability is subject to a formula as defined within the LLC Agreement. Based on the financial results for fiscal 2009, we estimate the membership interests to have a combined value of approximately $3.1 million to $3.3 million, of which the value varies based upon the terms of the member’s resignation, as defined within the LLC Agreement.

Letters of Credit. As of December 29, 2009, we had letters of credit, in the amount of $16.1 million, issued under our existing credit facility primarily in support of self-insured risks and franchise agreement obligations. Based on our leverage ratio determined by fiscal 2009 operating results, we may be required to reinstate a $5.0 million letter of credit due to our franchisor, PHI. If this letter of credit is issued, this will reduce our revolving credit facility borrowing capacity by a like amount.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of December 29, 2009, we had $258.7 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to LIBOR on the following notional amounts of floating rate debt:

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

Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30% of our cost of sales. We are a member of the UFPC, and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal year 2010 through a combination of derivatives taken under the direction of the UFPC.

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.13 for fiscal 2009 and $0.19 per pound for fiscal 2008) would have been approximately $5.1 million and $5.9 million for the 52 weeks ended December 29, 2009 and 53 weeks ended December 30, 2008, respectively, without giving effect to the UFPC directed hedging programs.

Item 8.	Financial Statements and Supplementary Data

NPC INTERNATIONAL, INC.

YEARS ENDED DECEMBER 29, 2009, DECEMBER 30, 2008 AND DECEMBER 25, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NPC International, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of NPC International, Inc. and its subsidiaries (“the Company”) at December 29, 2009, and the results of their operations and their cash flows for the 52 week period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri

March 26, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NPC International, Inc.

Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of NPC International, Inc. (the “Company”) as of December 30, 2008, and the related consolidated statements of (loss) income, stockholders’ equity and comprehensive (loss) income, and cash flows for the 53 week period ended December 30, 2008, and the 52 week period ended December 25, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NPC International, Inc. as of December 30, 2008, and the results of their operations and their cash flows for the 53 week period ended December 30, 2008, and the 52 week period ended December 25, 2007 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 25, 2009

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 29, 2009	December 30, 2008
Assets
Current assets:
Cash and cash equivalents	$14,669	$5,327
Accounts receivable	4,897	4,110
Inventories	7,019	7,291
Prepaid expenses and other current assets	4,415	4,633
Assets held for sale	1,010	20,934
Deferred income taxes	2,801	4,531
Income taxes receivable	2,703	2,086

Total current assets	37,514	48,912

Facilities and equipment, less accumulated depreciation of $105,891 and $67,885, respectively	164,413	169,114
Franchise rights, less accumulated amortization of $31,509 and $22,008, respectively	408,714	407,915
Goodwill	191,701	188,530
Other assets, net	26,982	25,044

Total assets	$829,324	$839,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,936	$22,998
Accrued liabilities	34,484	36,795
Accrued interest	4,936	6,317
Current portion of insurance reserves	9,056	8,240
Current portion of debt	31,340	17,094

Total current liabilities	105,752	91,444

Long-term debt	402,370	436,710
Other deferred items	36,841	35,556
Insurance reserves	12,313	11,133
Deferred income taxes	113,473	117,240

Total long-term liabilities	564,997	600,639

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of December 29 2009 and December 30, 2008)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(3,372)	(4,125)
Retained deficit	(1,378)	(11,768)

Total stockholders’ equity	158,575	147,432

Total liabilities and stockholders’ equity	$829,324	$839,515

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

	52 Weeks Ended Dec. 29, 2009	53 Weeks Ended Dec. 30, 2008	52 Weeks Ended Dec. 25, 2007
Sales:
Net product sales	$845,074	$666,829	$594,634
Fees and other income	37,391	22,860	16,620

Total sales	882,465	689,689	611,254
Costs and expenses:
Cost of sales	226,676	188,703	160,862
Direct labor	262,298	189,002	168,445
Other restaurant operating expenses	291,640	216,465	194,017
General and administrative expenses	48,883	40,991	37,131
Corporate depreciation and amortization of intangibles	11,761	9,753	9,279
Other	1,955	773	(16)

Total costs and expenses	843,213	645,687	569,718

Operating income	39,252	44,002	41,536
Other income (expense):
Interest expense	(31,266)	(33,843)	(38,015)
Miscellaneous	—	(7)	3

Income before income taxes	7,986	10,152	3,524
Income tax (benefit) expense	(2,463)	2,628	(360)

Income from continuing operations	10,449	7,524	3,884
(Loss) income from discontinued operations, net of taxes	(59)	(25,578)	3,886

Net income (loss)	$10,390	$(18,054)	$7,770

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Shares of common stock	Common stock	Paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Total stockholders’ equity
Balance at December 26, 2006	1,000	$—	$163,325	$(1,123)	$(719)	$—	$161,483

Cumulative impact of change in accounting for uncertainty in income taxes				(361)			(361)
Comprehensive income:
Net income	—	—	—	7,770	—	—	7,770
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(644)	—	(644)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	92	—	92

Total comprehensive income							7,218

Balance at December 25, 2007	1,000	$—	$163,325	$6,286	$(1,271)	$—	$168,340

Comprehensive loss:
Net loss	—	—	—	(18,054)	—	—	(18,054)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(4,362)	—	(4,362)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	1,508	—	1,508

Total comprehensive loss							(20,908)

Balance at December 30, 2008	1,000	$—	$163,325	$(11,768)	$(4,125)	$—	$147,432

Comprehensive loss:
Net income	—	—	—	10,390	—	—	10,390
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(4,114)	—	(4,114)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	4,867	—	4,867

Total comprehensive income							11,143

Balance at December 29, 2009	1,000	$—	$163,325	$(1,378)	$(3,372)	$—	$158,575

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	52 Weeks Ended December 29, 2009	53 Weeks Ended December 30, 2008	52 Weeks Ended December 25, 2007
Operating activities
Net income (loss)	$10,390	$(18,054)	$7,770
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	51,926	41,678	42,555
Amortization of debt issuance costs	2,098	1,750	2,183
Net facility impairment charges	1,368	631	669
Loss from discontinued operations	—	44,599	—
Deferred income taxes	(2,544)	(11,285)	523
Net (gain) loss on disposition of assets	(3)	142	(685)
Changes in assets and liabilities, excluding effects from purchase of companies:
Accounts receivable	(758)	1,611	(2,202)
Inventories	560	(287)	(750)
Prepaid expenses and other current assets	105	(115)	1,107
Accounts payable	2,938	(274)	12,587
Accrued liabilities	(2,658)	8,755	1,182
Income taxes	(617)	808	(7,635)
Accrued interest	(1,381)	93	(69)
Insurance reserves	1,996	2,439	1,340
Other deferred items	3,787	(1,487)	2,522
Other assets	(4,533)	1,902	186

Net cash provided by operating activities	62,674	72,906	61,283

Investing activities
Capital expenditures	(25,457)	(33,908)	(33,281)
Purchase of formerly leased properties for sale-leaseback	—	(6,907)	—
Purchase of business assets, net of cash acquired	(32,804)	(91,327)	(32,649)
Net proceeds from sale of units	19,463	18,841	—
Proceeds from sale or disposition of assets	1,009	1,015	2,247

Net cash used in investing activities	(37,789)	(112,286)	(63,683)

Financing activities
Borrowings under revolving credit facility	260,882	213,700	217,700
Payments under revolving credit facility	(263,882)	(226,200)	(208,900)
Issuance of term loans	—	40,000	—
Payment on term loans	(17,094)	(4,196)	(10,000)
Debt issue costs	(1,851)	(126)	(91)
Proceeds from sale-leaseback transactions	5,500	6,896	2,011
Proceeds from sale-leaseback transactions on formerly leased properties	902	7,024	—

Net cash (used in) provided by financing activities	(15,543)	37,098	720

Net change in cash and cash equivalents	9,342	(2,282)	(1,680)
Beginning cash and cash equivalents	5,327	7,609	9,289

Ending cash and cash equivalents	$14,669	$5,327	$7,609

Supplemental disclosures of cash flow information:
Net cash paid for interest	$30,549	$32,000	$35,901
Net cash paid (received) for income taxes	$2,607	$(524)	$6,348

Non-cash investing activities:
Accrued capital expenditures	$502	$744	$2,173

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business. NPC International, Inc., together with its subsidiaries, is referred to herein as “NPC” and “the Company.” NPC Acquisition Holdings, LLC, its ultimate parent company, is referred to herein as “Holdings.” On May 3, 2006, all of NPC’s outstanding stock was acquired by Holdings, a company controlled by Merrill Lynch Global Private Equity (“MLGPE”) and certain of its affiliates, herein referred to as the “2006 Transaction.”

NPC is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States. The Company was founded in 1962 and, as of December 29, 2009 operated 1,149 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2009, the Company’s operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain markets.

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

Fiscal Year. The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal year ended December 29, 2009 and December 25, 2007 each contained 52 weeks. The fiscal year ended December 30, 2008 contained 53 weeks. For convenience, fiscal years ended December 29, 2009, December 30, 2008 and December 25, 2007 are referred to as fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Reclassifications. Certain reclassifications have been made to the Consolidated Financial Statements to conform to current year reporting.

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

Cash Equivalents. Cash and cash equivalents of the Company are composed of demand deposits with banks and short-term cash investments with maturities of three months or less from the date of purchase by the Company. Periodically, the Company has outstanding checks that are written in excess of the cash balances at its bank that create a book overdraft, which the Company records as a liability.

Inventories. Inventories of food and supplies are carried at the lower of cost (first-in, first-out method) or market.

Revenue Recognition. The Company recognizes revenue when products are delivered to the customer or meals are served. The Company presents sales in the Consolidated Statements of Income net of sales taxes.

Facilities and Equipment. Facilities and equipment are recorded at either cost or fair value as a result of the 2006 Transaction. Depreciation is charged on the straight-line basis for buildings, furniture, and equipment. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated economic life of the improvements or the term of the lease.

The Company reviews long-lived assets related to each restaurant quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of a unit’s leasehold improvements may not be recoverable. The Company evaluates these leasehold improvements using a “two year history of cash flow losses” as the primary indicator of potential impairment. Based on the best information available, impaired leasehold improvements are written down to estimated fair market value, which becomes the new cost basis. The impairment evaluation is based on historical cash flows, which management believes is the best indicator of future cash flows, until the expected disposal date plus any expected terminal value. Personal property is reviewed for impairment using the closure of a unit as an indicator of impairment. Personal property not transferred to another unit is written down to its estimated fair market value. Additionally, when a commitment is made to close a unit beyond the quarter in which the closure commitment is made, it is reviewed for impairment and depreciable lives are adjusted. As management judgment is necessary to estimate future cash flows, actual results could vary from management estimates.

Business Combinations. In accordance with accounting guidance for business combinations, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

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

Assets Held for Sale. In December 2008, the Company entered into an agreement with Pizza Hut, Inc. (“PHI”) to sell 42 units in 2009 and presented the results of operations for these units as discontinued operations for the fiscal year ended December 30, 2008 in accordance with the accounting guidance for impairment or disposal of long-lived assets. The Company also recorded a loss of $17.2 million (pre-tax) to write-down the net assets for these 42 units to their estimated fair value less cost to sell at December 30, 2008, which was included in the loss from discontinued operations in the Consolidated Statements of Income (Loss) for fiscal 2008.

The Company also sells units that have been closed due to underperformance and land parcels that it does not intend to develop in the future. The Company classifies an asset as held for sale in the period during which each of the following conditions is met: (a) management has committed to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition; (c) an active search for a buyer has been initiated; (d) completion of the sale of the asset within one year is probable; (e) the asset is being marketed at a reasonable price; and (f) no significant changes to the plan of sale are expected. Assets held for sale were $1.0 million at December 29, 2009 and $20.9 million at December 30, 2008, of which $19.0 million related to the January 2009 sale of 42 units to PHI.

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

Royalty expense was included in other restaurant operating expenses and totaled $41.9 million for fiscal year 2009 (4.8% of total sales), $30.4 million for fiscal year 2008 (4.4% of total sales), and $26.5 million for fiscal year 2007 (4.3% of total sales).

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

Accounting for Goodwill. The Company assesses goodwill, which is not subject to amortization, for impairment annually in its second quarter, and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. The Company develops an estimate of the fair value using a discounted income approach. In connection with the Company’s annual test in the second quarter, no impairment has been identified.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers and vending receipts.

Advertising costs. Advertising costs are expensed as incurred. The total amounts charged to advertising expense were $52.6 million, $40.5 million and $36.9 million, for fiscal 2009, 2008 and 2007, respectively.

Pre-opening expenses. Costs associated with the opening of new units and WingStreet™ unit conversions are expensed as incurred and are included with corporate depreciation and amortization expenses. Pre-opening expenses were $0.5 million, $1.6 million and $0.7 million for fiscal 2009, 2008 and 2007, respectively.

Self-insurance accruals. The Company operates with a significant self-insured retention of expected losses under its workers’ compensation, employee medical, general liability, auto, and non-owned auto programs. The Company purchases third party coverage for losses in excess of the normal expected levels. Accrued liabilities have been recorded based on the Company’s estimates of the ultimate costs to settle incurred claims, both reported and incurred but unreported, subject to the Company’s retentions. Provisions for losses expected under the workers’ compensation, general liability and auto programs are recorded based upon estimates of the aggregate liability for claims incurred, net of expected recoveries from third party carriers for claims in excess of self-insured retention, utilizing independent actuarial calculations based on historical claims experience. In the event the Company’s insurance carriers are unable to pay claims submitted to them, in excess of its self-insured retention, the Company would record a liability for such estimated payments expected to be incurred.

Fair Value Measurements. The Company performs fair value measurements of certain assets and liabilities, including derivatives and investment balances as described in Note 9, Note 12 and Note 13, respectively. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The three-level fair value hierarchy that prioritizes the source of inputs used in measuring fair value is as follows:

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

Accounting for Derivatives. The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments. These derivative contracts are entered into with financial institutions. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The calculation of the fair value of the interest rate related derivative instruments is based on estimates of future interest rates and consideration of risk of nonperformance, which may change based on economic or other factors. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item.

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

Debt Issuance Costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method over the period the debt is outstanding, which approximates amounts expected to be amortized using the effective interest method.

The Company issued a Senior Secured Credit Facility dated May 3, 2006 for $375.0 million, consisting of term notes and a revolving credit facility, which resulted in debt issuance costs. Similarly, in fiscal 2009, the Company filed certain regulatory documents in accordance with its credit agreement which resulted in $1.9 million of debt issuance costs. These costs are being amortized over the life of the related debt instruments. Amortization of $2.1 million, $1.8 million, and $2.2 million was charged to interest expense during the fiscal years ended 2009, 2008 and 2007, respectively, related to these costs. The Company had unamortized costs of $8.8 million and $9.1 million for the fiscal years ended December 29, 2009 and December 30, 2008, respectively.

Stock Based Compensation. In May 2006, Holdings agreed to establish a new stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests.

Options may be granted under the Plan with respect to a maximum of 8% of the membership interests of Holdings as of the closing date of the 2006 Transaction calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon resignation of the member.

Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the authoritative source of generally accepted accounting principles for nongovernmental entities in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of the ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the ASC during the third quarter 2009, which changes how the Company references accounting standards, but the adoption did not have an impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued an amendment to the accounting standard for financial instruments. This amendment requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The adoption of this amendment is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted this amendment during the first quarter 2009 and began providing the additional required disclosures. See Note 7 for a discussion of the fair value of the Company’s long-term debt and Note 9 for a discussion of the Company’s derivative instruments and hedging activities.

In December 2007, the principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired were revised. This amendment significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, this amendment provides that changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. Disclosure requirements were also established, which will enable financial statement users to evaluate the nature and financial effects of business combinations. This amendment is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company adopted the amendment to the accounting for business combinations for fiscal 2009. See Note 2 for a discussion of the Company’s business combination activity.

Note 2 – Business Combinations and Acquisitions

Between September 2008 and February 2009, the Company acquired 393 Pizza Hut units, including 294 units from PHI and 99 units from another franchisee. These acquisitions were funded through the issuance of a $40.0 million term loan under the Company’s Senior Secured Credit Facility, proceeds from the sale of units to PHI, proceeds drawn on the Company’s revolving credit facility and cash on hand. The acquisitions were accounted for using the purchase method of accounting. Accordingly, net assets were recorded at their estimated fair values. As the purchase price exceeded the fair value of the assets, including identified intangible assets, goodwill associated with this transaction was recorded in the Consolidated Balance Sheets. The goodwill recorded reflects the Company’s ability to synergize acquired units with its existing operations. All of the goodwill recognized for these acquisitions will be deductible for income tax purposes.

Identification and allocation of values assigned to the intangible assets are based on fair value, which was estimated by performing the generally accepted valuation income approach. The income approach is predicated upon the value of the discounted future cash flows that an asset will generate over its remaining useful life, which is consistent with how purchase price is typically determined for purchases such as these. The purchase price allocations, net of cash acquired, as adjusted, were as follows:

(Dollars in thousands)
	2009		2008
Acquired from	PHI	PHI	Franchisee	PHI	PHI
Date acquired	1/20/09	2/17/09	9/30/08	12/9/08	12/9/08
Number of units	55	50	99	88	101
Fee properties	—	—	9	1	—

			VA, WV,		MO, KS,
Market locations	CO	MO, IL	MD	FL, IA	GA
Purchase price allocation:
Franchise rights	$8,655	$1,938	$18,950	$9,318	$12,111
Goodwill	1,077	970	2,290	3,043	1,309
Fixed assets	8,621	10,753	15,490	14,996	12,850
(Unfavorable) favorable leases, net	142	215	(487)	104	(221)
Other	182	200	(50)	717	924

Total purchase price	$18,677	$14,076	$36,193	$28,178	$26,973

The above purchase price allocations for 2008 were adjusted during fiscal 2009 to reflect an increase of approximately $1.1 million to goodwill with offsetting decreases of $0.7 million to fixed assets, $0.3 million to franchise rights and $0.1 million to other.

The weighted average amortization period assigned to the franchise rights acquired during 2009 was 44 years.

The unaudited pro forma impact on the results of operations was included in the below table for periods prior to the acquisition date in which the acquisitions were not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had these acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Pro forma Years Ended (unaudited) (in thousands)
	December 29, 2009	December 30, 2008
Total sales	$891,455	$1,023,649
Income before income taxes	7,858	12,139
Income from continuing operations	$10,372	$8,716

The Consolidated Statements of Income for the 52 weeks ended December 29, 2009 included $301.5 million of total sales related to the above acquired units. It is impracticable to disclose earnings for these acquired units as earnings of such units are not tracked on an individual basis. For the fiscal 2009 acquisitions, direct acquisition-related costs of $0.6 million were included in other expense for the 52 weeks ended December 29, 2009.

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

Summarized financial information for discontinued operations on units sold is shown below (in thousands):

	52 Weeks Ended Dec. 29, 2009	53 Weeks Ended Dec. 30, 2008	52 Weeks Ended Dec. 25, 2007
Total sales	$2,009	$93,001	$86,591

(Loss) income before income taxes	(84)	6,245	5,625
Income tax (benefit) expense	(25)	1,544	1,739

(Loss) income from discontinued operations, net of taxes	(59)	4,701	3,886

Loss	—	(44,599)	—
Income tax benefit	—	(14,320)	—

Loss, net of taxes	—	(30,279)	—

(Loss) income from discontinued operations, net of taxes	$(59)	$(25,578)	$3,886

The following table reconciles the sales price to the loss at December 30, 2008:

	Units Sold December 2008	Units Sold January 2009	Combined
Sale price	$18,841	$19,045	$37,886
Asset values prior to sale or held for sale
Franchise rights, net	31,315	25,067	56,382
Facilities and equipment, net	9,655	5,490	15,145
Goodwill	4,381	4,429	8,810
Other, net	871	1,277	2,148

Loss	$(27,381)	$(17,218)	$(44,599)

Note 4 – Facilities and Equipment

Net facilities and equipment consists of the following (in thousands):

	Estimated depreciable life	December 29, 2009	December 30, 2008
Land		$3,915	$5,677
Buildings and leasehold/land improvements	5-40 years	123,855	113,609
Furniture and equipment	3-10 years	140,157	113,543
Construction in progress		2,377	4,170

		270,304	236,999
Less accumulated depreciation and amortization		(105,891)	(67,885)

Net facilities and equipment		$164,413	$169,114

Depreciation expense is included in other restaurant operating expense and corporate depreciation and amortization. Depreciation expense totaled $40.5 million, $26.1 million and $26.6 in fiscal 2009, 2008 and 2007, respectively.

Note 5 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance December 25, 2007	$191,920
Acquisitions	5,551
Allocation related to units sold or held for sale	(8,810)
Other, net	(131)

Balance December 30, 2008	188,530
Acquisitions	3,171

Balance December 29, 2009	$191,701

Goodwill increased $3.2 million during 2009, approximately $2.1 million as a result of the acquisition of 105 units in January and February of 2009 and $1.1 million for items related to the 2008 acquisitions. Goodwill increased $5.6 million as a result of the acquisition of 99 units in September 2008 and 189 units in December 2008. Goodwill decreased by $8.8 million related to the sale of 70 units in December 2008 and 42 units in January 2009.

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights	46
Favorable leasehold interests	15
Unfavorable leasehold interests	13
Internally developed software	5
Non-compete agreements	5

Intangible assets subject to amortization are summarized below (in thousands):

	December 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,223	$(31,509)	$408,714
Favorable leasehold interests	10,114	(2,241)	7,873
Unfavorable leasehold interests	(4,425)	1,248	(3,177)
Internally developed software	1,069	(784)	285
Non-compete	1,925	(1,412)	513

Total	$448,906	$(34,698)	$414,208

	December 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$429,923	$(22,008)	$407,915
Favorable leasehold interests	9,597	(1,945)	7,652
Unfavorable leasehold interests	(3,778)	584	(3,194)
Internally developed software	1,069	(570)	499
Non-compete	1,925	(1,027)	898

Total	$438,736	$(24,966)	$413,770

Annual amortization during the next five fiscal years is expected to be as follows: $10.3 million in fiscal 2010; $10.1 million in fiscal 2011; $9.9 million in fiscal 2012; $9.9 million in fiscal 2013; and $9.8 million in fiscal 2014.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 29, 2009	December 30, 2008
Payroll and vacation	$14,354	$14,294
Real estate tax	3,983	3,170
Sales tax	3,630	5,212
Other	12,517	14,119

	$34,484	$36,795

Note 7 – Senior Secured Credit Facility and Senior Subordinated Debt

The Company’s debt consisted of the following (in thousands):

	December 29, 2009	December 30, 2008
Term Loan Note	$258,710	$275,804
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	3,000

	433,710	453,804
Less current portion	31,340	17,094

	$402,370	$436,710

The Company’s Senior Secured Credit Facility was dated May 3, 2006 and consisted of a $75.0 million revolving credit facility and a $300.0 million term loan note. There were no borrowings outstanding under the revolving credit facility as of December 29, 2009. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. Availability under this facility is reduced by letters of credit, of which $16.1 million were issued at December 29, 2009. Commitment fees are paid based upon the unused balance of the facility and the fees are determined based upon the aforementioned leverage ratio and were 0.5% at December 29, 2009. Commitment fees and letter of credit fees are reflected as interest expense. The revolving credit facility is secured by substantially all of the Company’s assets and is due May 3, 2012.

Under the Company’s $300.0 million term loan note, interest is paid at LIBOR plus 1.75%, or the base rate (as defined), plus 0.75%. On October 8, 2008 the Company borrowed $40.0 million pursuant to an incremental term loan entered into by the Company under the existing credit facility’s $100.0 million term accordion feature, reducing the Company’s remaining available term loan accordion capacity to $60.0 million. The proceeds were primarily used to pay down borrowings on the Company’s revolving credit facility as a result of the September 2008 99-unit acquisition and to fund a portion of the purchase price paid for the acquisition of 294 units from PHI between December 2008 and February 2009. Under the $40.0 million incremental term loan, interest is paid at LIBOR plus 2.25%, or the base rate (as defined) plus 1.25%. The combined weighted average rate was 2.1% at December 29, 2009, not including the impact of interest rate swap agreements. These notes contain scheduled principal payments outlined below and may be prepaid at any time without penalty. The term loan note is secured by substantially all of the Company’s assets and is due May 3, 2013.

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

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At December 29, 2009, the Company was in compliance with all of its debt financial covenants.

Based upon the provisions of the Senior Secured Credit Facility, the Company will be required to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after the Company’s fiscal year ended December 29, 2009. This mandatory prepayment will be approximately $31.3 million based upon the amount of excess cash flow generated during fiscal 2009 and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement.

The estimated fair value of the Company’s debt facilities was as follows (in thousands):

	December 29, 2009	December 30, 2008
Term Loan Note	$242,541	$208,232
Senior Subordinated Notes	172,375	131,250
Revolving Credit Facility	—	3,000

	$414,916	$342,482

Carrying value	$433,710	$453,804

The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange.

Maturities of long-term debt are as follows (in thousands):

Fiscal year ended:
2010	$31,340
2011(1)	1,190
2012(1)	2,381
2013	223,799
2014	175,000
Thereafter	—

$433,710

(1)  Future anticipated excess cash flow mandatory prepayments on the term loan are contingent upon excess cash flow generated and the Company’s leverage at each respective fiscal year end and are not reflected in these amounts. The payments have historically ranged from $4.2 million to $31.3 million.

Note 8 – Income Taxes

The (benefit) provision for income taxes for the fiscal years ended December 29, 2009, December 30, 2008 and December 25, 2007 consisted of the following (in thousands):

	December 29, 2009	December 30, 2008	December 25, 2007
Current:
Federal	$(193)	$(1,408)	$(756)
State	274	(214)	23
Deferred:
Federal	(1,785)	3,125	298
State	(759)	1,125	75

Income tax (benefit) expense	$(2,463)	$2,628	$(360)

Items of reconciliation to the statutory rate:

Tax computed at U.S. federal statutory rate	34.0%	34.0%	34.0%
State and local income taxes (net of federal benefit)	3.4	3.7	4.3
Permanent book/tax differences	14.7	5.2	17.7
Tax credits	(50.8)	(24.8)	(80.7)
FIN 48 (release) accrual	(23.6)	5.9	15.7
Change in deferred tax rate	(7.7)	—	—
Other	(0.8)	1.9	(1.2)

Income tax (benefit) expense	(30.8)%	25.9%	(10.2)%

During 2009, the Company generated $4.1 million of jobs related tax credits from continuing operations compared to $2.5 million in 2008. Also during 2009 the Company recorded $0.6 million of income tax benefit related to state tax rate changes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2009	December 30, 2008
Assets:
Insurance reserves	$6,961	$6,645
Deferred gains	1,873	1,682
Profit sharing and vacation	4,833	3,897
FIN 48 tax benefit	2,964	3,035
General business credit carryforwards	3,076	1,844
Other	2,358	1,831
Interest rate swaps	2,164	2,671

Total deferred tax assets	24,229	21,605

Liabilities:
Depreciation and amortization	(133,192)	(133,221)
Other	(1,709)	(1,093)

Total deferred tax liabilities	(134,901)	(134,314)

Net deferred tax liability	$(110,672)	$(112,709)

Current asset	$2,801	$4,531
Non-current liability	$(113,473)	$(117,240)

The liability for uncertain tax positions was $9.8 million as of December 29, 2009, is considered long term and is included in other deferred items in the consolidated balance sheet. The $9.8 million liability includes $5.1 million for interest and penalties, as the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The Company recorded a deferred tax asset related to total state tax exposures of $3.0 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal years ended
	December 29, 2009	December 30, 2008	December 25, 2007
Beginning balance	$11,752	$10,847	$8,772
Additions based on tax positions related to the current year	179	43	1,410
Additional interest / penalties accrued	975	999	919
Lapse of applicable statute of limitations	(3,107)	(137)	(254)

Ending balance	$9,799	$11,752	$10,847

The net impact on the effective tax rate from the release of the unrecognized tax benefits would be $6.8 million including consideration of the indirect tax benefits established with regard to such reserves. The Company has a liability established with regard to uncertain areas of tax law that could be released in the next 12 months, to the extent the statute of limitations with regard to this item expires. The Company estimates the range of potential change to be between $0 and $1.6 million.

The Company files income tax returns in the U.S. and various state jurisdictions. As of December 29, 2009, the Company is subject to examination in the U.S. federal tax jurisdiction for the 2006-2008 tax years. The Company is also subject to examination in various state jurisdictions for the 2002-2008 tax years, none of which was individually material.

At December 29, 2009, the Company had U.S. general business credit carryforwards of $1.9 million which expire in 2028 and $1.2 million which expire in 2029.

Note 9 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments, which the Company designated as cash flow hedges. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following swap agreements were entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at December 29, 2009:

Effective Date	Notional Amount (in thousands)		Fixed Rate Paid	Maturity Date
June 6, 2006	$50,000	(1)	5.39%	December 31, 2010
January 31, 2008	50,000		3.16%	January 31, 2011
April 7, 2008	50,000		2.79%	April 7, 2011
November 18, 2008	30,000		2.81%	November 18, 2011

	$180,000

(1)	Subsequently amortized to $20.0 million on December 31, 2009 based on swaps amortization schedule.

The following table presents the fair value of the Company’s hedging portfolio as of December 29, 2009 and December 30, 2008 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	Dec. 29, 2009	Dec. 30, 2008
Other deferred items	$5,536	$6,796

The effect of the derivative instruments on the consolidated financial statements was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	52 Weeks ended Dec. 29, 2009	53 Weeks ended Dec. 30, 2008	Location	52 Weeks ended Dec. 29, 2009	53 Weeks ended Dec. 30, 2008
Interest rate contracts	$(4,114)	$(4,362)	Interest expense	$(4,867)	$(1,508)

The Company expects that approximately $3.7 million of the change in the fair value of the interest rate swap contracts included in accumulated other comprehensive loss as of December 29, 2009 will be realized in earnings as additional interest expense within the next twelve months, contemporaneously with the net settlement of the underlying quarterly interest payments. However, actual amounts reclassified to earnings may vary based on actual changes within the LIBOR market rates.

The Company measures the fair value of its interest rate swap contracts under a Level 2 observable input. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During fiscal 2009 and fiscal 2008, there was virtually no ineffectiveness related to cash flow hedges.

Note 10 – Commitments and Contingencies

The Company leases certain restaurant equipment and buildings under operating leases. The majority of the Company’s leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiation, however the table below does not include amounts related to unexercised lease renewal option periods. Future minimum lease payments, including non-operating assets, at December 29, 2009 consisted of (in thousands):

Fiscal year
2010	$45,282
2011	41,267
2012	35,373
2013	31,352
2014	28,255
Thereafter	114,743

Total minimum lease commitments(1)	$296,272

(1) Total minimum lease payments have been reduced by aggregate minimum non-cancelable sublease rentals of $0.7 million.

The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following (in thousands):

	Fiscal years ended
	December 29, 2009	December 30, 2008	December 25, 2007
Minimum rents	$49,768	$34,501	$30,651
Contingent rents	1,016	1,663	1,760

	$50,784	$36,164	$32,411

Under the Company’s franchise agreements, the Company is required to rebuild or re-image a substantial number of restaurants, depending upon certain criteria as defined in the franchise agreements. Certain of the assets to be rebuilt are currently paying royalties of 6.5% of sales, as defined in the franchise agreements, and will qualify for a reduction in royalty rate of up to 2.5% of sales depending upon the timing and nature of the asset action. The Company expects to incur capital expenditures of approximately $27.6 million over the remaining 6 years to meet this requirement. As part of its 2008 location franchise agreement that was effective with the December 2008 and January and February 2009 acquisitions of Pizza Hut units from PHI, the Company is required to complete certain major asset actions within 11 years of the acquisition date, or December 2019 through February 2020 and expects to incur approximately $8.7 million over the next 10 years to meet these requirements.

Concurrently with the closing of the 2006 Transaction, the Company acquired the 75% membership interest in Hawk-Eye that was not previously owned by the Company from certain members of management, other than a $3.3 million membership interest that management ultimately exchanged for membership interests in Holdings with an equivalent fair market value. Additionally, in September 2006, certain members of its Board of Directors purchased membership interests in Holdings. The total membership interests not owned by MLGPE are $3.3 million as of December 29, 2009. Under the terms of the Amended and Restated Limited Liability Company Agreement of Holdings (“LLC Agreement”), the membership interests are mandatorily redeemable units, which are required to be repurchased by Holdings upon the resignation of the member. However, the value of this liability is subject to a formula as defined within the LLC Agreement based upon the terms of the member’s resignation. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be required to provide a distribution to Holdings in the event of a member’s resignation from the Company. The value of this contingent obligation is subject to a formula as defined within the LLC Agreement. Based on the financial results for fiscal 2009, the Company estimates the membership interests to have a combined value of approximately $3.1 million to $3.3 million, of which the value varies based upon the terms of the member’s resignation, as defined within the LLC Agreement.

On May 12, 2009, a lawsuit against the Company, entitled Jeffrey Wass, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, was filed in the United States District Court for the District of Kansas. A First Amended Complaint, entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., was filed on July 2, 2009. The Complaint was brought by Plaintiffs Wass and Smith individually and on behalf of similarly situated employees who work or previously worked as delivery drivers for NPC. The First Amended Complaint alleged a collective action under the Fair Labor Standards Act (FLSA) to recover unpaid wages and excessive deductions owed to plaintiffs and similarly situated workers employed by NPC in 28 states, and as a class action under Colorado law on behalf of Plaintiff Smith and all other similarly situated workers employed by NPC in Colorado to recover unpaid minimum wages and excess payroll deductions and certain costs relating to uniforms and special apparel. The First Amended Complaint alleged among other things that NPC deprived plaintiffs and other NPC delivery drivers of minimum wages by providing insufficient reimbursements for automobile and other job-related expenses incurred for the purposes of delivering NPC’s pizza and other food items. On March 2, 2010, the Court entered an Order granting NPC’s motions for judgment on the pleadings as to all claims brought by plaintiffs in the First Amended Complaint, with the exception of a claim for the reimbursement of uniform costs under Colorado law. The Order provided that the claims failed to state a claim under the FLSA and Colorado law and, therefore, would be dismissed with prejudice unless plaintiffs filed a Second Amended Complaint that cured the deficiencies in the First Amended Complaint. The Order also operated to moot plaintiffs’ then-pending motion for conditional collective action certification.

Plaintiffs filed a Second Amended Complaint on March 22, 2010, which alleges a collective action under the FLSA on behalf of plaintiffs and similarly situated workers employed by NPC in 28 states, and a class action under Rule 23 of the Federal Rules of Civil Procedure on behalf of Plaintiff Smith and similarly situated workers employed in states in which the state minimum wage is higher than the federal minimum wage. The Second Amended Complaint contends that NPC deprived delivery drivers of minimum wages by providing insufficient reimbursements for automobile expenses incurred for the purposes of delivering NPC’s pizza and other food items. NPC intends to file a motion to dismiss and for judgment on the pleadings as to all claims set forth in the Second Amended Complaint, which motion will be filed on or before April 8, 2010. As a result, at this time the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

Note 11 – Insurance Reserves

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

The Company recorded estimated liabilities for claims loss reserves of $21.4 million and $19.4 million at December 29, 2009 and December 30, 2008, respectively. These estimates are recorded net of amounts expected to be recovered from the third party insurance carrier for claims in excess of self-insured retentions of $5.0 million and $2.7 million at December 29, 2009 and December 30, 2008, respectively.

Note 12 – Employee Benefit Plans

The Company has benefit plans that include: a) non-statutory stock option plans for its employees and non-employee directors, b) a qualified retirement plan, c) a non-qualified Deferred Compensation Plan, and d) a non-qualified Profit Sharing Plan (“POWR Plan”).

In May 2006, Holdings agreed to establish a new stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests.

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 30, 2008	13,874	$1.66	7.8
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 29, 2009	13,874	$1.66	6.8

Exercisable at December 29, 2009	3,298	$1.01	6.5

Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date of the 2006 Transaction calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon termination of service by the member. At December 29, 2009, there were 0.2 million shares available for future grants under the Plan.

Under their respective employment agreements, the following options have been granted to certain members of management (in thousands):

	As of December 29, 2009	As of December 30, 2008
Non-time vesting options	1,625	1,625
Time vesting options	3,583	3,583
Change of control options	8,666	8,666

Total options granted	13,874	13,874

Total options exercisable	3,298	2,581

The exercise price of the non-time vesting and time vesting options for those options issued in conjunction with the 2006 Transaction was established based on the aggregate equity investment in Holdings at the time of closing of the 2006 Transaction divided by the number of outstanding membership interests, or $1.00. Similarly, the exercise price of the change of control options was established as twice the exercise price of the non-time vesting and time vesting options granted, or $2.00. The exercise price of options granted since the 2006 Transaction was determined at the discretion of the Compensation Committee of Holdings. The exercise price for all options granted was equal to or greater than the fair market value of the option on the date of grant.

The Company considers these options to be liability awards. The compensation cost for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered and/or performance condition achieved. Further, all options granted under the Plan are subject to a mandatory call provision with a defined value, as stated in the LLC Agreement and described as follows: (1) for termination of employment due to death, disability, retirement, termination without cause (as defined) or resignation with good reason (as defined), each common unit covered by such options will be called at a price calculated as the difference between the greater of $1.00 or the fair value price (“FVP”) as of the termination date, less the exercise price; and, (2) for any other call event, each common unit covered by such options will be called at a price calculated as the difference between the lesser of $1.00 or the FVP as of the termination date, less the exercise price. The Company does not have a contractual obligation to fund the mandatory call of these units; however, the Company may be called upon to provide a distribution to Holdings upon such time a triggering event should occur that would require a mandatory call of outstanding units.

As of December 29, 2009, no options had been exercised by management. As no triggering events have been deemed probable as of December 29, 2009, the Company has recorded no compensation expense for options granted in fiscal years 2009, 2008 and 2007.

The Company has adopted the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides matching contributions. Contributions by the Company to these plans were $0.7 million, $0.8 million and $0.7 million during fiscal years 2009, 2008 and 2007, respectively. Additionally, the Company has adopted the POWR Plan, to which contributions are based on certain financial targets set by the Company’s Board of Directors each year. Under this plan, the Company had no accrual for 2009 and accrued $0.7 million and $0.6 million in fiscal 2008 and fiscal 2007, respectively. Generally, each of these accruals was paid during the first quarter of the following fiscal year. Annual contributions to these plans are net of employee forfeitures for that respective year. Contributions to these plans by the Company are maintained in a rabbi trust held with a third party administrator. The Company records the plan assets of these funds at the fair market value of the underlying investments at each reporting period. Investments held within the rabbi trust were $8.0 million and $5.9 million as of December 29, 2009 and December 30, 2008, respectively. The fair market value of the underlying investment was based upon independent market data considered to be a Level 2 observable input.

Note 13 – Related-Party Transactions

MLGPE Advisory Agreement. Upon completion of the 2006 Transaction, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company paid $1.0 million to MLGPE for the fee during each of the fiscal years ended 2009, 2008 and 2007.

Merrill Lynch & Company Investments Derivative Transaction. On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010, the notional amount of this swap was $50.0 million at fiscal year end 2009. Merrill Lynch Capital Services, Inc. (“MLCS”), was the counterparty on $25.0 million of the total notional amount, and JPMorgan Chase Bank, N.A. (“JPMCB”), an unrelated party, was the counterparty on the residual $25.0 million. Under this swap, the Company will pay both counterparties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. The Company has recognized $1.6 million ($1.0 million after tax) for fiscal 2009 and $3.1 million ($1.9 million after tax) for fiscal 2008 of other comprehensive losses related to the fair market value of these interest rate swaps.

Effective April 7, 2008, the Company entered into a floating-to-fixed rate interest rate swap agreement expiring April 7, 2011, on a notional amount of $50.0 million with MLCS as the counterparty to the transaction. Under this swap, the Company will pay MLCS 2.79% and receive the three-month LIBOR rate as determined on the reset dates. This swap was entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. The Company has recognized $1.5 million ($0.9 million after tax) for fiscal 2009 and $1.2 million ($0.7 million after tax) for fiscal 2008 of other comprehensive losses related to the fair market value of this interest rate swap.

Bank of America Merchant Services. In January 2009, Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During fiscal 2009 the Company paid Bank of America Merchant Services, an affiliate of BOA, $0.3 million for credit card processing services.

Bank of America, N.A. In December 2009, the Company opened a money market account with BOA to invest any excess cash balances on hand. As of December 29, 2009, the Company had $9.9 million invested in this account. These investments are trading securities, which are included in cash and cash equivalents, and the fair value of the investment was determined using independent market data considered to be a Level 2 observable input.

Participation in Senior Secured Credit Facility. BOA and Merrill Lynch Capital Corporation (“MLCC”), an affiliate of MLGPE, were active participants in the Company’s Senior Secured Credit Facility. As of December 29, 2009, BOA held $2.2 million, or 1.0%, of the term loan notes outstanding and $12.5 million, or 16.7%, of the revolving credit facility. MLCC held $7.5 million, or 10.0%, of the revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of December 29, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-K for fiscal 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 29, 2009.

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 29, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance of the Registrant

The following table sets forth information with respect to the individuals that serve as our executive officers and directors.

Name	Age	Position
Brandon K. Barnholt	51	Director
Charles W. Peffer	62	Director
Christopher J. Birosak	55	Director
Jaideep Hebbar	30	Director
Robert F. End	54	Director
James K. Schwartz	48	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer
Troy D. Cook	47	Executive Vice President–Finance and Chief Financial Officer
D. Blayne Vaughn	53	Senior Vice President–Head of Operations
Linda L. Sheedy	41	Vice President of Marketing
Lavonne K. Walbert	46	Vice President of Human Resources
Michael J. Woods	48	Vice President of Information Technology
Susan G. Dechant	39	Vice President of Administration and Chief Accounting Officer
Kirby W. Mynier	52	Territory Vice President–East
Tracy A. Armentrout	49	Territory Vice President–West
Thomas D. White	50	Territory Vice President–South

Directors and Governance

The Company is not required to have and does not have a separate Nominating and Corporate Governance Committee. Accordingly, the nominees for election as directors are nominated by the Company’s Board of Directors (the “Board”). The current directors were nominated to serve as such by the Board because the Board believes they have the requisite business experience, judgment, skills, integrity and independence, as well as a willingness to devote appropriate time and attention to the Company’s affairs, work as a team, and represent the interests of all stockholders. In addition, the Board considered the interplay each of the directors’ experience with that of the other Board members and believes that the directors possess, in the aggregate, the strategic, managerial and financial skills and experience necessary to fulfill the Board’s duties and fulfill its objectives. While the Board does not have a formal diversity policy, the Board believes that its deliberative process benefits from the diversity of backgrounds, experiences and perspectives represented by the current directors.

In nominating the current directors for re-election, the Board also took into consideration the experience, skills and qualifications of the individual directors which are described below in connection with the description of their prior business experience.

The Board has delegated to the Audit Committee the responsibility to oversee the assessment and management of the Company’s risks, including reviewing with management significant risk exposures potentially facing the Company and the policies and steps implemented by management to identify, assess, manage and monitor such exposures. The Company’s Compensation Committee is responsible for overseeing the assessment and management of any risks related to the Company’s compensation plans and arrangements. The Board is regularly informed through committee reports regarding the Company’s risks, and reviews and discusses such risks in overseeing the Company’s business strategy and risks.

The Board believes that having the Chief Executive Officer also serve as the Chairman of the Board is the best leadership structure for the Company. This structure provides unified leadership and direction for the Company and provides a single, clear focus for the execution of the Company’s strategy and business plans. The Board does not believe it is necessary to have a lead independent director in view of the following: the small size of the Board; two of the six directors are outside, independent directors, three of the remaining directors are representatives of Merrill Lynch Global Private Equity Fund LP and related institutional investors which collectively own 96.5% of the Company’s common stock on a fully diluted basis; and the Board’s history of conducting its deliberations and taking actions in an independent manner.

Brandon K. Barnholt became a director upon closing of the 2006 Transaction. Mr. Barnholt is President and CEO of KeHE Distributors one of the largest specialty food distributors in the U.S. Until September 2006, Mr. Barnholt was the President and

CEO of White Hen Pantry, Inc., a convenience store chain. Prior to leading the management/private equity purchase of White Hen Pantry, Mr. Barnholt was the President and CEO of the 1,200 store retail gas and convenience store chain, Clark Retail Enterprises, Inc. On October 15, 2002, Clark Retail Enterprises filed for Chapter 11 bankruptcy protection. During his career, Mr. Barnholt has led numerous acquisitions and dispositions and has a solid depth of experience in the capital markets. Mr. Barnholt earned a B.S. degree in Finance and Economics from the University of Northern Colorado. The Board nominated Mr. Barnholt for re-election to the Board based on his extensive knowledge of the food and retail industry in general and his knowledge of the Company and its business in particular, his expertise and experience in management, finance, capital markets and acquisitions, and the fact that he qualifies as an independent director under the standards of the Nasdaq Global Market.

Charles W. Peffer became a director upon closing of the 2006 Transaction. Mr. Peffer was a partner in KPMG LLP from 1979 until his retirement in 2002. During that period, Mr. Peffer was the audit partner for many public and private companies and served as Managing Partner of KPMG LLP’s Kansas City office from 1993 to 2000. Mr. Peffer has been a Certified Public Accountant and member of the American Institute of Certified Public Accountants and Kansas and Missouri Societies of CPAs. Mr. Peffer is a director of the Commerce Funds, a family of six funds with approximately $1.2 billion in assets, Garmin Ltd, a NASDAQ 100 company in the technology and consumer electronics industries, and Sensata Technologies Holding N.V., a global industrial technology company specializing in sensors and controls. Mr. Peffer earned a B.S. in Business Administration from the University of Kansas and an M.B.A. from Northwestern University. The Board nominated Mr. Peffer for re-election to the Board based on his expertise and experience in financial and accounting matters, his knowledge of the Company’s business and its industry gained while previously serving as lead outside auditor for the Company and while subsequently serving as a director of the Company, the fact that he qualifies as an independent director under the standards of the Nasdaq Global Market, and that he possesses the qualifications and experience needed to constitute an Audit Committee Financial Expert.

Christopher J. Birosak became a director upon closing of the 2006 Transaction. Mr. Birosak is a Managing Director with BAML Capital Partners, the private equity division of Bank of America Corporation. BAML Capital Partners is the successor organization to Merrill Lynch Global Private Equity, which Mr. Birosak joined in 2004. From 1994 to 2004, Mr. Birosak worked in the Leveraged Finance division of Merrill Lynch in various capacities with particular emphasis on leveraged buyouts and merger and acquisition related financings. Mr. Birosak also serves on the Board of HCA, Inc. and Atrium Companies, Inc. Mr. Birosak earned a B.A. degree in Economics from Wayne State University and an M.B.A. in Finance from the University of Detroit. The Board nominated Mr. Birosak for re-election to the Board based on his knowledge of the Company and its business and industry, his expertise and experience in finance, capital markets and acquisitions, and his designation to serve as a representative of Merrill Lynch Global Private Equity Fund, LP and its related institutional investors.

Jaideep Hebbar became a director in 2009. Mr. Hebbar is a Vice President with BAML Capital Partners, the private equity division of Bank of America Corporation. BAML Capital Partners is the successor organization to Merrill Lynch Global Private Equity, which Mr. Hebbar joined in 2003. Prior to this, Mr. Hebbar worked in the Mergers and Acquisitions division of Merrill Lynch, where he assisted clients in strategic planning and corporate mergers. Mr. Hebbar has B.S. degrees in Finance and Systems Engineering from the University of Pennsylvania (Wharton). The Board nominated Mr. Hebbar for re-election to the Board based on his knowledge of the Company and its business and industry, his expertise and experience in finance, capital markets and acquisitions, and his designation to serve as a representative of Merrill Lynch Global Private Equity Fund, LP and its related institutional investors.

Robert F. End became a director upon closing of the 2006 Transaction. Mr. End is currently a Managing Director of Transportation Resource Partners, a private equity firm. Prior to joining Transportation Resource Partners in 2009, Mr. End was a Managing Director of MLGPE where he also served as U.S. Region Head. Prior to rejoining Merrill Lynch in 2004, Mr. End was a founding Partner and Director of Stonington Partners Inc., a private equity firm established in 1994. Prior to leaving Merrill Lynch in 1994, Mr. End was a Managing Director of Merrill Lynch Capital Partners, the firm’s private equity group. Mr. End joined Merrill Lynch in 1986 and worked in the Investment Banking Division before joining the private equity group in 1989. Mr. End serves on the Board of Directors of The Hertz Corporation and several privately held companies. Mr. End earned an A.B. degree in Government from Dartmouth College and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. The Board nominated Mr. End for re-election to the Board based on his knowledge of the Company and its business and industry, his expertise and experience in finance, capital markets and acquisitions, and his designation to serve as a representative of Merrill Lynch Global Private Equity Fund, LP and its related institutional investors.

James K. Schwartz joined us in late 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In January 1995, he was promoted to President and

Chief Operating Officer and then to Chief Executive Officer in December 2004. Upon the 2006 Transaction, he was given the additional responsibility of Chairman of the Board of Directors. Mr. Schwartz is a Director of the Unified Foodservice Purchasing Co-op Board and served as its Chairman since 2004. He is actively involved in the Pizza Hut system and is serving on the Pizza Hut Advertising Committee and was Chairman of the Franchisee Board in 2009. In 2004, Mr. Schwartz was inducted into the Pizza Hut Franchisee Hall of Fame. Mr. Schwartz is a certified public accountant and earned a B.S. in Accounting and Business Administration from the University of Kansas in 1984. The Board nominated Mr. Schwartz for re-election to the Board based on his extensive knowledge of the Company’s business and its industry, his management and financial experience and his proven track record of effective leadership of the Company’s business.

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

Linda L. Sheedy joined us in January 1998 as Vice President Marketing. Mrs. Sheedy serves on various Pizza Hut committees including the Beverage Committee and Marketing Advisory Council. Mrs. Sheedy has twenty years of marketing experience, with seventeen of those years in the food service industry. Mrs. Sheedy earned a Bachelor of Journalism degree from the University of Missouri in 1990.

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

Susan G. Dechant joined us in August 1996 as Corporate Controller. In June 2000, she was promoted to Chief Accounting Officer and Director of Restaurant Services. In August 2006, she was promoted to Vice President of Administration and Chief Accounting Officer and Assistant Secretary. Ms. Dechant earned her B.A. in Accounting from Pittsburg State University in 1992.

Kirby W. Mynier joined NPC in 2002 as a Region Manager and then to his current position as Vice President for the Eastern Territory in 2008. Mr. Mynier has 33 years of experience in the food service industry. Mr. Mynier has a B.S. from Conrad Hilton School of Hotel/Restaurant Management, University of Houston and an M.B.A. in Accounting and Finance from the University of Texas. He is a published co-author (with M. Lynn) of “Effect of Server Posture on Restaurant Tipping” in the Journal of Applied Social Psychology.

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

Mr. Barnholt and Mr. Peffer are the sole members of the Audit Committee of our Board of Directors. Mr. Peffer has been designated by the Board of Directors as an audit committee financial expert.

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

Compensation Discussion and Analysis

Background of Compensation Program

On May 3, 2006, our former stockholders completed the sale of all our outstanding shares of capital stock to NPC Acquisition Holdings, LLC, or “Holdings,” a company controlled by Merrill Lynch Global Private Equity, or “MLGPE,” and its affiliates. In this Annual Report on Form 10-K, we refer to the acquisition of all of our capital stock by Holdings and related financings, as the “2006 Transaction.” The term “Named Executive Officer” used in this discussion refers to James Schwartz, our principal executive officer, Troy Cook, our principal financial officer, and our three other most highly compensated executive officers during 2009. These other Named Executive Officers include Blayne Vaughn, Senior Vice President – Head of Operations, Lavonne K. Walbert, Vice President – Human Resources and Mike Woods, Vice President—Information Technology and Chief Information Officer.

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

The definitive stock purchase, or the “Purchase Agreement,” between our former stockholders and Holdings, dated May 3, 2006, included a condition to the 2006 Transaction that we enter into employment agreements with each of Mr. Schwartz, our President, Chief Executive Officer and Chief Operating Officer, and Mr. Cook, our Executive Vice President – Finance and Chief Financial Officer. The terms of these employment agreements were negotiated at arms length, following the negotiation of the terms of the Purchase Agreement but before the closing of the 2006 Transaction, by Mr. Schwartz and Mr. Cook and their counsel, on the one hand, and Holdings and its counsel, on the other hand. These employment agreements were amended on December 29, 2008, effective fiscal 2009 (collectively, the “Amended and Restated Agreements”). The changes made in each of the Amended and Restated Agreements included the following: (i) the term of the respective agreement was extended to three years from the effective date of the Amended and Restated Agreement, (ii) the renewal periods were increased from one year to two years, (iii) changes were made to the computation of bonus compensation to provide for incremental accruals between the threshold, target and maximum bonus amounts, (iv) certain changes were made to employee benefits provided, including the provision of life insurance and changes in use of the Company’s airplane and (v) the severance payments payable upon termination without cause or termination by the executive with good reason were amended to provide for payment of a pro rata bonus. The Compensation Committee approved the changes negotiated with Mr. Schwartz and Mr. Cook based upon the Committee’s satisfaction with the services provided by Mr. Schwartz and Mr. Cook and the Committee’s desire to strengthen the performance and retention incentives provided to Mr. Schwartz and Mr. Cook. The Amended and Restated Agreements were subsequently amended on March 10, 2009 to clarify that the calculation, timing of payment and other matters relating to the bonus compensation for Mr. Schwartz and Mr. Cook for their service to the Company in 2008 would be governed by the Amended and Restated Agreements rather than their original employment agreement which was entered into on May 3, 2006. Based on the terms of the Amended and Restated Agreements, the Compensation Committee has discretion to vary the amount and elements of compensation received by Mr. Schwartz and Mr. Cook only to the extent of increasing the minimum levels of such compensation beyond those specified in their respective employment agreements, which are described below.

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

In order to ensure that the compensation program is structured to remain competitive, the Compensation Committee reviews and takes into account competitive compensation data gathered by the Vice President – Human Resources regarding the elements of compensation and the amount of each element paid by comparable competitors for executives in positions that are similar to our executive officer positions. The primary source data for all elements of compensation is the Chain Restaurant Compensation Association (“CRCA”), which is a survey conducted by the Hay Group, and includes a variety of restaurant groups. The 2009 survey included 33% Dinner Houses, 14% Family Dining establishments, 9% Quick Casual, 26% Quick Service and 18% Restaurant Groups. The Company has utilized this survey as a guide to establishing compensation for a number of years; we do not have input or control over the restaurant groups that participate in this survey. However, despite any variance in the participating restaurant groups, the Company utilizes the CRCA data as a guide and also considers relative volume levels, our franchise status, and our capital structure to determine a competitive compensation structure.

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

2009 Elements of Compensation

The principal components of compensation for the Named Executive Officers for the 2009 fiscal year are described below.

Annual Base Salary

Executive officers are paid a base salary as compensation for performance of their primary duties and responsibilities. The annual base salaries for Mr. Schwartz and Mr. Cook were initially set by their Amended and Restated Agreements. Merit increases for the 2009 fiscal year were determined and approved by the Compensation Committee. In considering these factors, the Committee determined to provide smaller increases in base salary in 2009 primarily as a result of the general economic slowdown and the performance challenges faced by the Company in 2009. The annual base salary of the Senior Vice President – Head of Operations and Vice President – Human Resources is recommended by the Chief Executive Officer to the Compensation Committee. The salary of the Vice President – Information Technology is recommended by the Chief Financial Officer to the Chief Executive Officer, who, in turn, recommends such compensation to the Compensation Committee. Recommendations for salary include consideration of the following:

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

We believe that growth in earnings before interest, taxes, depreciation and amortization, or “EBITDA,” is the measure of financial performance that best reflects the increase in stockholder value. EBITDA is also a principal focus of our performance because it improves our debt service coverage and financial covenant compliance; in addition, EBITDA is a performance measure that yields cash to pay down our debt more quickly, which is a primary objective as we are a highly leveraged entity.

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

For fiscal 2009, the Amended and Restated Agreements with Mr. Schwartz and Mr. Cook provided them with the opportunity to earn annual cash incentive compensation of up to the following percentages of their annual base salary if the specified percentage of the EBITDA Target was achieved: (i) 25% of base salary if at least 95% of the EBITDA Target was achieved; (ii) 50% of base salary if at least 100% of the EBITDA Target was achieved; and (iii) 75% of base salary if 105% or more of the EBITDA Target was achieved; however, (i) if EBITDA was greater than 95%, but less than 100%, of the EBITDA Target, the incentive compensation paid would equal 50% of base salary minus the Adjustment Amount and (ii) if EBITDA was greater than 100% of the EBITDA Target, the incentive compensation would equal 50% of base salary plus the Adjustment Amount , up to a maximum of 75% of base salary. The term “Adjustment Amount” is defined in their respective Amended and Restated Agreements and generally provides for an incremental adjustment in the amount of bonus between the threshold, target and maximum bonus amounts based on the difference between actual EBITDA and the EBITDA Target. They did not earn any bonuses in fiscal 2009 under this provision of their Amended and Restated Agreements. They also have the opportunity to earn additional cash bonus compensation each year in recognition of outstanding performance as determined by the Board of Directors in its sole discretion. No discretionary bonuses were awarded to them in fiscal 2009.

The Company increased the target cash incentive compensation for each of Mr. Vaughn, Ms. Walbert and Mr. Woods by awarding incentive compensation available to each named executive officer for achievement of the EBITDA Target. This change was effected in fiscal 2009 to provide for higher alignment of each respective named executive officer’s compensation with overall Company performance. Additionally, with consideration of the Company’s acquisition of a substantial number of restaurants throughout 2008 and 2009, the Compensation awarded discretionary bonuses to the following named executive officers for fiscal 2009: Mr. Vaughn, $10,000 and Ms. Walbert, $10,000.

Mr. Vaughn also incurred a change in bonus structure beginning in fiscal 2008, consistent with the increase in his responsibilities in connection with his promotion to Senior Vice President – Head of Operations, with operational oversight of each of our territories. For fiscal 2009, Mr. Vaughn was eligible to earn target cash incentive compensation of $124,800, of which 60% was based upon achievement of the EBITDA Target as follows: (i) 50% of bonus target, or $37,440, if at least 95% of the EBITDA Target was achieved; (ii) 100% of bonus target, or $74,880, if at least 100% of the EBITDA Target was achieved; and (iii) 120% of bonus target, or $89,856, if 105% or more of the EBITDA Target was achieved. Mr. Vaughn was also eligible for incentive compensation targeted to be 20% of his total incentive compensation paid, or $24,960, the specific amount of which is determined primarily based on a pyramidal bonus structure involving each level of restaurant management on a system wide basis that is designed to align his incentives with each territory and ensure that each level of management within each respective territory is working together effectively to accomplish financial and other performance goals of the Company. This restaurant operations bonus is calculated based upon the aggregate cash incentive compensation payable to each Territory Vice President who reports to the Senior Vice President – Head of Operations, which, in turn, is based on the amount of cash incentive compensation payable to all of the regional managers who report to the respective Territory Vice President, which in turn, is based on the amount of cash incentive compensation payable to area general managers who report to the respective regional managers, which, in turn, is based on the amount of the cash incentive compensation payable to restaurant general managers who report to the respective area general managers. Finally, Mr. Vaughn was eligible for incentive compensation for specific leadership goals that are tied to financial performance and are determinable based on specified operational metrics, such as restaurant general manager turnover, comparable store sales, food safety, CHAMPS scores and delivery metrics. The leadership goals bonus was targeted to be 20% of his total incentive compensation paid, or $24,960.

Ms. Walbert is responsible for the training and human resource management of all of our stores in operation. For fiscal 2009, Ms. Walbert was eligible to earn target cash incentive compensation of $68,560, of which 60% was based upon the achievement of the EBITDA Target as follows: (i) 50% of bonus target, or $20,568, if at least 95% of the EBITDA Target is achieved; (ii) 100% of bonus target, or $41,136, if at least 100% of the EBITDA Target is achieved; and (iii) 120% of bonus target, or $49,363, if 105% or more of the EBITDA Target is achieved. Ms. Walbert was also eligible to receive incentive compensation targeted as 20% of her total incentive compensation paid, or $13,712, based upon assimilation measures including acquisition market financial performance and target turnover and staffing goals. Finally, Ms. Walbert was eligible for incentive compensation targeted as 20% of her total incentive compensation paid, or $13,712, based upon the successful completion of certain projects. Both the achievement and payout of the assimilation goals and completion of certain projects is determined at the discretion of the President, Chief Executive Officer and Chief Operating Officer.

As the officer with principal supervisory responsibility over our information systems, Mr. Wood’s role has a significant impact on our operational efficiency and effectiveness. However, the goals in his area are more project and systems oriented and less susceptible to direct and immediate measurement of their effect on financial performance. As a result, his total cash compensation is more heavily weighted to salary so that his opportunity to receive annual incentive compensation in 2009 was targeted as $62,086, or 40% of base salary. Of this total annual incentive compensation opportunity 60% was based upon the achievement of the EBITDA Target as follows: (i) 50% of bonus target, or $18,626, if at least 95% of the EBITDA Target is achieved; (ii) 100% of bonus target, or $37,252, if at least 100% of the EBITDA Target is achieved; and (iii) 120% of bonus target, or $44,702, if 105% or more of the EBITDA Target is achieved. Additionally, Mr. Woods was eligible to receive incentive compensation targeted as $24,834 to be paid based upon the successful completion of specified information technology projects, which are determined at the discretion of the Executive Vice President – Finance and CFO.

The cash incentive compensation targets were established by the Board of Directors, based upon the financial operating plan for the Company for fiscal 2009. The financial operating plan was prepared by management, with board input, and ultimately approved by the Board of Directors. The EBITDA Target used to pay cash incentive compensation and to make contributions to the POWR Plan for fiscal year 2009 was $120.6 million. In light of the Company’s financial performance in 2009, the Compensation Committee has determined not to establish an EBITDA Target for fiscal 2010 to allow the Company the flexibility to evaluate 2010 performance with consideration of prevailing trends in the business, broader economic conditions and expected performance in fiscal 2011 as well as prospective covenant compliance. The aforementioned considerations, among others, will be evaluated at the sole discretion of the Compensation Committee and will affect payments related to all cash incentive compensation based on achievement of the EBITDA Target, merit increases for all employees, contributions to the Deferred Compensation and Retirement Plan and the POWR Plan.

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

The Compensation Committee determines which executives may participate in the DCR Plan. The DCR Plan affords participants the opportunity to make two types of compensation deferral elections. First, each such executive may elect to defer all or a portion of his or her base salary. Second, the plan allows each such executive the opportunity to separately elect to defer all or a portion of his or her bonus compensation. As an incentive to participate in the DCR Plan, we match executive contributions up to four percent of the sum of the executive’s salary and bonus compensation. We also may provide additional discretionary contributions as a means of rewarding participants for their efforts with us. The amount of any discretionary contribution may vary from year to year based upon our Board’s assessment of those efforts made by DCR Plan participants and our financial needs; however, no such discretionary contributions were awarded during any of the years presented. For fiscal 2010, the Company has elected to withhold its Company contributions for all executives participating in the DCR Plan and payment of any contributions will be made at the sole discretion of the Compensation Committee at the end of the fiscal year. We believe that both the level of employer-matching contribution and the level of discretionary contributions, if any, that we may contribute to the DCR Plan on behalf of our executive officers are comparable with other peer companies, considered to be those companies included in the CRCA Survey cited above, who provide similar plans for retirement benefits for their executives under qualified retirement plan arrangements.

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

There are essentially two components to the POWR Plan. The first component provides participants with the opportunity to earn a contribution equal to a specified percentage of the participant’s annual base salary for that year if we meet the EBITDA Target established by our Board of Directors. This percentage is the same for each Named Executive Officer but varies between a 0-13.5% payout depending on the threshold and target EBITDA Targets achieved. For fiscal 2009, EBITDA achievement less than the threshold EBITDA Target, or 95% of the EBITDA Target, would result in a 0% payout; EBITDA achievement greater than the threshold EBITDA Target but less than the EBITDA Target would result in a 9% payout; EBITDA achievement exceeding the EBITDA Target would result in a 13.5% payout. All participants are also eligible to participate in a “Gain Sharing Pool” which represents 5% of our EBITDA that is in excess of a higher EBITDA Target that is set at the discretion of our Board of Directors. The Gain Sharing Pool EBITDA Target for fiscal 2009 was $122.0 million. Each participant’s share of this Gain Sharing Pool is based on the participant’s individual POWR Plan contribution amount, excluding any POWR Plan Plus contribution, compared to the total profit sharing contributions under the POWR Plan. Contributions made under this first component vest at a rate of 25% each year over a four year period beginning with the year for which the contribution is earned. Participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 60 with at least 5 years service.

The second component of the POWR Plan provides an additional contribution, referred to in the plan as the “POWR Plus Contribution” that rewards participants in the plan who have at least ten years of service with us if the EBITDA Target, as defined above, is met. This additional contribution level for all years presented is 5% of annual base salary for each Named Executive Officer. Because POWR Plan Plus Contributions are designed to reward loyal and faithful key employees who provide valuable service to us over an extended period of time, they will vest only upon 20 years of employment with us.

For fiscal 2010, the Compensation Committee has not established an EBITDA Target and intends to withhold its Company contributions for all employees participating in the POWR Plan and payments of any contributions will be made at the sole discretion of the Compensation Committee at the end of the fiscal year.

Stock Options

In connection with the 2006 Transaction, Holdings agreed to establish a new stock option plan which governs, among other things, the issuance of matching options on purchased membership interests in Holdings, and the grant of options with respect to the membership interests in Holdings. The purpose of this plan, which has been established, are to: (i) attract and retain highly qualified employees for the Company; (ii) motivate them to exercise their best efforts on behalf of the Company and Holdings; (iii) allow participants in the plan to participate in equity value creation at Holdings; and (iv) align the incentives between the participants and Holdings as well as the Company.

Options may be granted under the plan with respect to a maximum of 8% of the membership interests of Holdings as of the closing date of the 2006 Transaction calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate by the Compensation Committee or the Board of Holdings. Options with respect to 1.0% of the interests are “non-time vesting” options, which were vested at grant as a matching incentive based upon the level of equity investment made by the executive officer in connection with the 2006 Transaction. These options were made available to our Chief Executive Officer and Chief Financial Officer based upon their purchase of 1,950,000 units and 1,300,000 units of membership interests, at $1.00 per membership unit, in the Company on the date of the 2006 Transaction. Options with respect to 2.0% of the interests are to be “time vesting” options, which will vest ratably as to 20% of the interests subject to the option over a five-year period, subject to the option holders’ continued service. The options as to the remaining 5.0% of the interests vest only upon the occurrence of a change of control of Holdings or the Company on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon or within 90 days after the termination of service by the member.

The exercise price of the non-time vesting and time vesting options for those options issued in conjunction with the 2006 Transaction was established based on the aggregate equity investment in Holdings at the time of closing of the 2006 Transaction divided by the number of outstanding membership interests, or $1.00. Similarly, the exercise price of the change of control options was established as twice the exercise price of the non-time vesting and time vesting options granted, or $2.00. No options were granted in fiscal 2009. The exercise price of options granted since the 2006 Transaction was determined at the discretion of the Compensation Committee of Holdings. The exercise price for all options granted was equal to or greater than the fair market value of the option on the date of grant.

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

Under the Amended and Restated Agreements effective for fiscal 2009 with Mr. Schwartz and Mr. Cook, they are each entitled to receive: (i) use of the Company airplane for up to 50 hours per year, (ii) matching gifts aggregating $10,000 annually to nontaxable charitable organizations of their choice, (iii) Mr. Schwartz is eligible for supplemental long-term disability coverage, and (iv) Mr. Schwartz and Mr. Cook are entitled to a reimbursement for out-of-pocket premiums paid for life insurance coverage, (v) a complete biannual medical examination and associated travel expenses, (vi) tax, financial planning and legal services, and (vii) a yearly car allowance.

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

The Compensation Committee has reviewed the design and operation of the Company’s compensation policies and practices for all employees, including executives, as they relate to risk management practices and risk-taking incentives. The Compensation Committee believes that the Company’s compensation policies and practices do not encourage unnecessary or excessive risk taking and that any risks arising from the Company’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended December 29, 2009, December 30, 2008 and December 25, 2007. The Named Executive Officers are the Company’s principal executive officer and principal financial officer, and the three other most highly compensated executive officers ranked by their total compensation in the table below:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
(a)	(b)	(c)(1)	(d)(2)	(e)(3)	(h)(4)	(g)(5)	(h)(6)	(i)(7)	(j)
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	2009 2008 2007	683,670 661,853 632,006	— — —	— — —	0 0 0	— 368,039 247,212	198,418 — 5,682	68,466 55,135 47,325	950,553 1,085,027 932,225

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	2009 2008 2007	455,137 443,670 422,871	— — —	— — —	0 0 0	— 246,221 164,808	123,868 — 2,378	73,743 54,696 37,673	652,748 744,587 627,730

D. Blayne Vaughn Senior Vice President – Head of Operations	2009 2008 2007	247,917 229,750 194,252	10,000 — —	— — —	0 0 0	9,401 107,411 99,740	152,934 — 1,441	12,376 11,860 9,962	432,628 349,020 305,395

Lavonne K. Walbert Vice President – Human Resources	2009 2008	172,843 158,323	13,428 3,809	— —	0 0	0 41,712	48,772 —	8,220 6,918	243,262 210,762

Michael J. Woods Vice President – Information Technology and Chief Information Officer	2009 2008 2007	158,909 155,399 149,908	1,500 21,913 18,750	— — —	0 0 0	0 24,984 24,139	70,298 — —	7,391 7,322 7,093	238,098 209,618 199,890

(1)

Amounts shown are the cumulative base salary earned by the Named Executive Officer throughout fiscal years 2009, 2008 and 2007. These amounts are not reduced by any deferral of compensation for those individuals participating in the Deferred Compensation and Retirement Plan. Base salary for each Named Executive Officer in effect for fiscal years 2009, 2008 and 2007, respectively, were as follows: Mr. Schwartz, $685,000, $665,000 and $637,500; Mr. Cook, $460,575, $445,000 and $425,000; Mr. Vaughn, $249,600, $240,000 and $198,000; Mr. Woods, $155,216, $152,173 and $147,027. The annual base salary for Ms. Walbert for fiscal years 2009 and 2008 was $171,400 and $160,000, respectively. No merit increases were granted for fiscal 2010.

(2)

For fiscal 2009, bonuses include discretionary payments related to the 2008 and 2009 acquisition of 294 units from PHI of $10,000 for Mr. Vaughn and Ms. Walbert. Additionally, the remaining amounts for all periods represent a portion of the annual bonus program earned by Ms. Walbert and Mr. Woods that is made on a discretionary basis, which is determined by management and amounts were paid in each respective year. Amounts paid under the Company’s incentive plan are reported in Column (g) as “Non-Equity Incentive Plan Compensation.”

(3)	No stock awards were granted to any employee during fiscal years 2009, 2008 and 2007.
(4)

The Company is required to disclose the amount of the grant date fair value of options issued in the respective year. Per the terms of the NPC Acquisition Holdings, LLC Management Option Plan, these options have certain vesting conditions that trigger a fair value or formula valuation, depending on the performance condition. The Company has determined that none of these performance conditions was to be considered probable as of the grant date and at the end of all years presented; therefore, no value has been attributed to these options. Further, there were no options granted in fiscal 2009. There can be no assurance that value related to these options will ever be realized. Additionally, even if the highest level of performance conditions is achieved, due to the restrictions on the options, the options would have no value on the date of grant.

(5)

Amounts represent incentive compensation earned by the Named Executive Officers based on specific performance criteria, which is described in further detail under ‘2009 Elements of Compensation’ Item 11. Compensation Discussion and Analysis, for fiscal years 2009, 2008 and 2007, respectively, as follows: Mr. Schwartz, $0, $275,975 and $159,375; Mr. Cook, $0, $184,675 and $106,250; Mr. Vaughn, $9,401, $75,394 and $72,623; and Mr. Woods, $0, $11,413 and $11,027. Incentive compensation for Ms. Walbert was $0 and $20,191 for fiscal 2009 and 2008, respectively. In addition, amounts included above were contributions to the Company’s POWR Plan for each executive for fiscal years 2008 and 2007, respectively, as follows: Mr. Schwartz, $92,064 and $87,837; Mr. Cook, $61,546 and $58,558; Mr. Vaughn, $32,017 and $27,117; Mr. Woods, $13,571 and $13,112. The POWR Plan contribution for Ms. Walbert was $21,521 for fiscal 2008. No contributions were made to the POWR Plan for fiscal 2009. Fiscal years 2009, 2008 and 2007 earnings (losses), respectively, on the POWR Plan are as follows: Mr. Schwartz, $163,795, ($143,386) and $35,064; Mr. Cook, $102,587, ($88,957) and $21,554; Mr. Vaughn, $54,791, ($47,698) and $11,768; Mr. Woods, $23,846, ($20,838) and $5,079. POWR Plan earnings (losses) for Ms. Walbert were $33,535 and ($28,774) for fiscal 2009 and 2008, respectively. POWR Plan earnings (losses) are not included in amounts reported in Column (g) as “Non-Equity Incentive Plan Compensation;” however, any above market earnings on balances in the POWR Plan are reported in Column (h) as “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

(6)

Amounts represent above market earnings on compensation that is deferred outside of tax-qualified plans within the Company’s POWR Plan and the Deferred Compensation and Retirement Plan. Above market earnings for fiscal 2009 on the combined POWR Plan and Nonqualified Deferred Compensation Plan were as follows: Mr. Schwartz, $198,418; Mr. Cook, $123,868;

Mr. Vaughn, $152,934; Ms. Walbert, $48,772; and Mr. Woods $70,298. Amounts reported were calculated as earnings on plan balances with returns exceeding 120% of the annual applicable federal rate, which was equal to 3.16%, 3.43% and 4.97% for fiscal years 2009, 2008 and 2007, respectively.

(7)

This amount represents (i) the Company contribution to the Deferred Compensation and Retirement Plan for all Named Executive Officers listed above for fiscal year 2009 as follows: Mr. Schwartz, $38,601; Mr. Cook, $25,873; Mr. Vaughn, $12,376; Ms. Walbert, $8,220; and Mr. Woods, $7,391; (ii) perquisites and other personal benefits. Under SEC Rules, companies are required to identify by type all perquisites and other benefits for a “named executive officer” if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit that exceeds the greater of $25,000 or 10% of the total amount for that individual.

(a)

The aggregate value of perquisites and other personal benefits for Mr. Schwartz in fiscal 2009 was $29,864. This amount comprised: personal use of the Company aircraft; a matching gift contribution ($10,000); reimbursement for tax, financial planning and legal services ($11,760); and reimbursement for life insurance premiums.

(b)

The aggregate value of perquisites and other personal benefits for Mr. Cook in fiscal 2009 was $47,870. This amount comprised: personal use of the Company aircraft ($22,856); a matching gift contribution ($10,000), a biannual medical examination; reimbursement for tax, financial planning and legal services; and reimbursement for life insurance premiums.

(c)	No perquisites and other personal benefits were received by any other named executive officer that equals or exceeds $10,000.

From time to time, members of management may have guests accompany them on business-related trips. Perquisites and other personal benefits are valued basis of the aggregate incremental cost to the Company. As business-related trips are not incremental to the Company, no amounts were reported with respect to these items. Further, executives are taxed on the imputed income attributable to personal use of the Company aircraft and do not receive tax assistance from the Company with respect to these amounts.

Grants of Plan-Based Awards in Last Fiscal Year

The following table provides information on future payouts under the non-equity incentive plan awards and stock options granted in 2009 to each of the Company’s Named Executive Officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Possible Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying (Options (#)	Exercise or Base Price of Option Awards ($/Sh)
(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)	(k)
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	12/31/08 12/31/08	171,250 —	(1) (3)	342,500 95,900	(1) (3)	513,750 126,725	(1) (3)	— —	— —	— —	— —	— —	— —

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	12/31/08 12/31/08	115,144 —	(1) (3)	230,288 64,481	(1) (3)	345,431 85,206	(1) (3)	— —	— —	— —	— —	— —	— —

D. Blayne Vaughn Senior Vice President – Head of Operations	12/31/08 12/31/08	— —	(2) (3)	124,800 34,944	(2) (3)	— 46,176	(2) (3)	— —	— —	— —	— —	— —	— —

Lavonne K. Walbert Vice President – Human Resources	12/31/08 12/31/08	— —	(2) (3)	41,136 23,996	(2) (3)	— 31,709	(2) (3)	— —	— —	— —	— —	— —	— —

Michael J. Woods Vice President – Information Technology and Chief Information Officer	12/31/08 12/31/08	— —	(2) (3)	37,252 13,969	(2) (3)	— 20,954	(2) (3)	— —	— —	— —	— —	— —	— —

(1)

Amounts represent incentive compensation, which is defined by the Amended and Restated Agreements, signed by Mr. Schwartz and Mr. Cook, which equals a specified percentage for the threshold, target and maximum payout as 25%, 50% and 75% of base salary with a corresponding achievement of 95%, 100%, or 105% or more of the EBITDA Target, respectively, that is approved by the Board of Directors on an annual basis. This payout is based on performance achieved during fiscal 2009. Based on fiscal 2009 results, Mr. Schwartz and Mr. Cook earned no incentive award.

(2)

Amounts represent the target incentive compensation for each of these Named Executive Officers for fiscal 2009. Actual incentive compensation earned based on fiscal 2009 results was as follows: Mr. Vaughn, $9,401; Ms. Walbert, $0; and Mr. Woods, $0.

(3)

Amounts represent POWR Plan contributions, which equals a specified percentage for the threshold, target, and maximum payout as 0%, 9%, and 13.5% with a specified achievement of the POWR Plan EBITDA Target. An additional contribution of 5% is made on behalf of executives with more than 10 years of tenure if the target or maximum incentive level is met. The above amounts do not include potential “Gain-Sharing Pool” contributions, which are further described in “2009 Elements of Compensation” in the Compensation Discussion and Analysis, due to the ineligibility to receive such contributions based on fiscal 2009 actual EBITDA results. Based on fiscal 2009 results, no contributions to the POWR Plan were made.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of exercisable and unexercisable options granted and held by the Company’s Named Executive Officers as of December 29, 2009:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
(a)	(b)		(c)		(d)	(e)		(f)
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	1,613,400 —	(1)	425,600 2,659,000	(2) (3)	— —	$ $	1.00 2.00	5/3/2016 5/3/2016

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	1,075,400 —	(1)	283,600 1,773,000	(2) (3)	— —	$ $	1.00 2.00	5/3/2016 5/3/2016

D. Blayne Vaughn Senior Vice President – Head of Operations	108,718 — 10,000 —	(2) (2)	163,076 665,423 40,000 120,000	(2) (3) (2) (3)	— — — —	$ $ $ $	1.00 2.00 1.24 2.24	1/24/2017 1/24/2017 4/2/2018 4/2/2018

Lavonne K. Walbert Vice President – Human Resources	94,222 —	(2)	141,333 576,700	(2) (3)	— —	$ $	1.00 2.00	1/24/2017 1/24/2017

Michael J. Woods Vice President – Information Technology and Chief Information Officer	79,726 —	(2)	119,590 487,977	(2) (3)	— —	$ $	1.00 2.00	1/24/2017 1/24/2017

(1)

Options granted on May 3, 2006, in connection with the 2006 Transaction, of which 975,000 and 650,000 options for Mr. Schwartz and Mr. Cook, respectively, have a service period that allows for immediate vest. These options were a matching incentive for the purchase of membership interests in the Company at the time of the 2006 Transaction, which is described further in the ‘2009 Elements of Compensation’ of Item 11. Compensation Discussion and Analysis. The remaining vested options for all Named Executive Officers, have a service period that vests ratably over a period of five years, but allow for accelerated vesting in the event of a change in control. Each of these options expires on the date shown in Column (f), which is ten years from the date of grant.

(2)

Options granted that have a service period that vests ratably over a period of five years, but allow for accelerated vesting in the event of a change in control. These options expire on the date shown in Column (f), which is ten years from the date of grant.

(3)	Options granted that vest only upon a change in control of the entity.

In addition to the service period vesting footnoted above, each option has a mandatory call provision, which results in a fair value or formula valuation depending on the performance condition, which is defined in the NPC Holdings, LLC Management Option Plan. These performance conditions have been determined by management not to be probable at the date of grant or at the end of fiscal 2009; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

No options have been exercised by any named officer as of December 29, 2009.

Nonqualified Deferred Compensation in Last Fiscal Year

The following table shows the executive contributions, earnings and account balances for the Deferred Compensation and Retirement Plan and the POWR Plan for all Named Executive Officers as of and for the fiscal year ended December 29, 2009:

Name	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
(a)	(b)		(c)		(d)		(e)	(f)
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	38,601 —	(1)	38,601 —	(1) (3)	64,540 163,795	(2) (2)	— —	271,447 913,314	(1) (4)

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	25,873 —	(1)	25,873 —	(1) (3)	40,348 102,587	(2) (2)	— —	183,464 572,022	(1) (4)

D. Blayne Vaughn Senior Vice President – Head of Operations	30,940 —	(1)	12,376 —	(1) (3)	119,213 54,791	(2) (2)	— —	506,097 305,513	(1) (4)

Lavonne K. Walbert Vice President – Human Resources	12,330 —	(1)	8,220 —	(1) (3)	22,228 33,535	(2) (2)	— —	90,782 186,989	(1) (4)

Michael J. Woods Vice President – Information Technology and Chief Information Officer	22,298 —	(1)	7,391 —	(1) (3)	54,499 23,846	(2) (2)	— —	192,543 132,964	(1) (4)

(1)

Amounts represent activity for participation in the Deferred Compensation and Retirement Plan. The Company will match up to 4% of base salary, bonus, and cash incentive compensation (excluding contributions to the POWR Plan) contributed by the participant to the plan. Company contributions shown in Column (c) are also included in Column (i) as “All Other Compensation” on the Summary Compensation Table. Of the aggregate balance shown above, registrant contributions included within the Summary Compensation Table for fiscal years 2008 and 2007, respectively were as follows: Mr. Schwartz, $33,057 and $33,624; Mr. Cook, $22,065 and $23,019; Mr. Vaughn, $11,860 and $9,962; and Mr. Woods, $7,322 and $7,093. Registrant contributions included in the Summary Compensation Table for fiscal 2008 were $6,918 for Ms. Walbert. No amounts have been previously reported prior to fiscal 2008 for Ms. Walbert. There are no limits to the amount of contributions individuals are eligible to contribute to the plan.

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

(3)

No contributions were made to the POWR Plan for fiscal 2009 for each Named Executive Officer. Contributions made by the Company are based on the achievement of established POWR Plan EBITDA Targets, which are approved by the Board of Directors on an annual basis. Amounts contributed to this plan vest over a four-year period, 25% in the year of contribution and ratably thereafter over the next three years; however, participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 60 with at least 5 years service. The following table details current year vesting and aggregate vested balances from prior years for each Named Executive Officer:

	FY 2009 Vested Contributions	Aggregate Vested Balances
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	$124,503	$649,225

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	139,820	465,966

D. Blayne Vaughn Senior Vice President – Head of Operations	54,791	305,513

Lavonne K. Walbert Vice President – Human Resources	39,896	165,939

Michael J. Woods Vice President – Information Technology and Chief Information Officer	31,966	121,416

(4)

Amounts represent the aggregate balance at the end of fiscal 2009 for participation in the Company’s POWR Plan. Company contributions shown in Column (c) are also included in Column (g) as “Non-Equity Incentive Plan Compensation” on the Summary Compensation Table. Of the aggregate balance shown above, registrant contributions included within the Summary Compensation Table for fiscal years 2008 and 2007, respectively were as follows: Mr. Schwartz, $92,064 and $87,837; Mr. Cook, $61,546 and $58,558; Mr. Vaughn, $32,017 and $27,117; and Mr. Woods, $13,571 and $13,112. Registrant contributions included in the Summary Compensation Table for fiscal 2008 were $21,521 for Ms. Walbert. No amounts have been previously reported prior to fiscal 2008 for Ms. Walbert.

Employment Agreements and Potential Post Employment Matters

On May 3, 2006, we entered into employment agreements with Mr. Schwartz to serve as our President, Chief Executive Officer and Chief Operating Officer and Mr. Cook to serve as our Executive Vice President – Finance and Chief Financial Officer, both for a period of two years. These agreements are automatically renewed for successive one year periods, unless either the Company or Mr. Schwartz or Mr. Cook provides at least 90 days written notice of intent not to renew. These employment agreements were subsequently amended effective fiscal 2009. The Amended and Restated Agreements extend the term of previous employment agreement until January 1, 2012, with automatic successive renewals in two year increments, unless Mr. Schwartz or Mr. Cook provides the Company at least 90 days written notice of intent not to renew. These employment agreements are further described within the Compensation Discussion and Analysis and footnote 1 to the Summary Compensation Table. Under the terms of these agreements, Mr. Schwartz and Mr. Cook are entitled to certain post-employment payments, which are determined based on the terms of the termination with the Company, which are detailed as follows:

Reason for termination	Payment Obligations to the Employee
Termination without cause	•	Unpaid compensation at the date of termination

	•	Two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

	•	A Pro Rata Bonus for the fiscal year in which termination occurs

	•	Unpaid accrued vacation earned and not taken through the date of termination

	•	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with good reason(1)	•	Unpaid compensation at the date of termination

	•	Two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

	•	A Pro Rata Bonus for the fiscal year in which termination occurs

	•	Unpaid accrued vacation earned and not taken through the date of termination

	•	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Voluntary termination	•	Unpaid base salary through the end of the month in which termination occurs

	•	Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

	•	Unpaid accrued vacation earned and not taken through the date of termination

	•	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with cause	•	Unpaid base salary through the date of termination

	•	Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

	•	Unpaid accrued vacation earned and not taken through the date of termination

Reason for termination	Payment Obligations to the Employee
	•	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Death	•	Unpaid base salary through the month in which death occurs

	•	Unpaid bonus compensation for any fiscal year which has ended as of the date of death

	•	The Pro Rata Bonus amount for the fiscal year in which the date of death occurs

	•	Unpaid accrued vacation earned and not taken through the date of death

Disability	•	Unpaid base salary through the month in which such termination occurs

	•	Unpaid bonus compensation for any fiscal year which has ended as of the date of termination

	•	The Pro Rata Bonus amount for the fiscal year in which the date of termination occurs

	•	Unpaid accrued vacation earned and not taken through the date of termination

(1)

Termination with good reason is defined in the respective employment agreements for Mr. Schwartz and Mr. Cook as (i) employee duties assigned that are inconsistent with duties held by each of these executive members as of the date of the 2006 Transaction other than the hiring of a Chief Operating Officer, (ii) the relocation of the principal place of employment more than 35 miles from the current principal place of employment, and (iii) a significant reduction in the employee’s annual bonus opportunity. Under the Amended and Restated Agreements, effective fiscal 2009, this definition was amended to also include (i) any reduction in base salary or a 20% or more reduction in the employee’s annual bonus opportunity, other than a systemic reduction that is applicable to the entire management team, (ii) a material breach of a material provision of the respective employment agreement, or (iii) in the case of Mr. Schwartz, a requirement that he report to a Company officer instead of reporting directly to the Board of Directors of the Company. The Company has 30 days to cure any event that would otherwise constitute good reason for termination.

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

There are no post employment payment obligations to the remaining Named Executive Officers.

The tables below estimate amounts payable upon a separation as if the individuals were separated on December 29, 2009:

James K. Schwartz, our President, Chief Executive Officer and Chief Operating Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/29/09(1)	14,185		14,185		14,185		14,185		14,185		14,185
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/29/09(3)	—		—		—		—		—		—

Benefits and Perquisites:
Severance Payments(4)	1,370,000		1,370,000		—		—		—		—
Retirement Plans(5)	965,671		965,671		965,671		965,671		965,671		965,671
Membership Interests(6)	1,950,000	(c)	1,950,000	(c)	1,868,760	(d)	1,868,760	(d)	1,950,000	(c)	1,950,000	(c)
Accrued Vacation at 12/29/09	52,692		52,692		52,692		52,692		52,692		52,692

Total Post-Employment Payments	4,352,548		4,352,548		2,901,308		2,901,308		2,982,548		2,982,548

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag. Amounts were included in Column (c) as “Salary” on the Summary Compensation Table.
(2)

Options were priced using the formula calculation defined within the NPC Acquisition Holdings LLC Management Option Plan further described below, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors. This pricing assumes a mandatory call of units for all options that were vested as of December 29, 2009. Due to the valuation, all vested options were calculated as out-of-the money options at the end of fiscal 2009; therefore, a zero value is shown in the table above for each of the vested options.

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
(5)

Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and the Company’s POWR Plan as of December 29, 2009. Amounts were included in the Nonqualified Deferred Compensation Table.

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

Troy D. Cook, our Executive Vice President – Finance and Chief Financial Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/29/09(1)	8,846		8,846		8,846		8,846		8,846		8,846
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/29/09(3)	—		—		—		—		—		—

Benefits and Perquisites:
Severance Payments(4)	921,150		921,150		—		—		—		—
Retirement Plans(5)	649,431		649,431		649,431		649,431		649,431		649,431
Membership Interests(6)	1,300,000	(c)	1,300,000	(c)	1,245,840	(d)	1,245,840	(d)	1,300,000	(c)	1,300,000	(c)
Accrued Vacation at 12/29/09	35,429		35,429		35,429		35,429		35,429		35,429

Total Post-Employment Payments	2,914,856		2,914,856		1,939,546		1,939,546		1,993,706		1,993,706

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag. Amounts were included in Column (c) as “Salary” on the Summary Compensation Table.
(2)

Options were priced using the formula calculation defined within the NPC Acquisition Holdings Management Option Plan further described below, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors. This pricing assumes a mandatory call of units for all options that were vested as of December 29, 2009. Due to the valuation, all vested options were calculated as out-of-the money options at the end of fiscal 2009; therefore, a zero value is shown in the table above for each of the vested options.

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
(5)

Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and the Company’s POWR Plan as of December 29, 2009. Amounts were included in the Nonqualified Deferred Compensation Table.

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

Director Compensation Table

The following table summarizes the annual cash compensation earned by the Company’s non-employee directors during 2009:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles W. Peffer Audit Committee Chair	28,500	—	—	—	—	—	28,500

Brandon K. Barnholt	26,000	—	—	—	—	—	26,000

(1)

The annual retainer paid to external directors is $17,500 with an additional annual retainer of $3,000 paid to the Audit Committee Chairman. Attendance at each Board and Audit Committee meeting was paid as $1,000 for in-person participation or $500 for teleconference participation.

No compensation was paid for service to Mr. Birosak, Mr. End, or Mr. Hebbar, who represent MLGPE on our Board of Directors.

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

The following table provides certain information as of December 29, 2009 with respect to beneficial ownership of the outstanding stock of the Company and the outstanding membership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of the Company or Holdings, (ii) each of the Company’s named executive officers, and (iii) each of the members of the Company’s Board of Directors. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Beneficial Owner-NPC Acquisition Holdings, LLC	Membership interests	Percentage of interests
NPC Acquisition Holdings, LLC	1,000	100.0%

Beneficial Owner-NPC Acquisition Holdings, LLC	Membership interests	Percentage of interests
ML Global Private Equity Fund, L.P.	118,040	72.3%
Merrill Lynch Ventures, LLC	40,000	24.5%
ML NPC International Co-Invest, L.P.	1,960	1.2%
James K. Schwartz(1)	3,563	2.2%
Troy D. Cook(1)	2,375	1.5%
Charles W. Peffer(1)(2)	80	—%
Brandon K. Barnholt(1)(2)	40	—%
All managers and executive officers as a group (4 persons)(1)	6,059	3.7%

(1)

The stock incentive plan, described within this document, pursuant to which Holdings, may from time to time issue and/or grant options to certain members of the Senior Management of the Company to acquire membership interests in Holdings up to a total of 8.0% of the fully-diluted equity interests in Holdings. The above table has been prepared including any options that are exercisable within 60 days from the period of presentation; however, there are options outstanding under the option program that have not vested or will not become exercisable within the near term, or 60 days, as of December 29, 2009.

(2)	Percentage of interest for each of these individuals is less than 1.0%.

NPC Acquisition Holdings, LLC (“Holdings”), the sole stockholder of the Company, maintains a stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests. Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date for the acquisition calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon termination of service. Details of the option grants, as of December 29, 2009, are set forth in the table below (amounts in thousands):

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

Based upon the terms of options granted, the Company considers these options to be liability awards. The compensation costs for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered and/or performance condition achieved. Further, all options granted under the Plan are subject to a mandatory call provision with a defined value, as stated in the Amended and Restated Limited Liability Company Agreement of Holdings and described as follows: (1) for termination of employment due to death, disability, retirement, termination without cause (as defined) or resignation with good reason (as defined), each common unit covered by such options will be called at a price calculated as the difference between the greater of $1.00 or the fair value price (“FVP”) as of the termination date, less the exercise price; and, (2) for any other call event, each common unit covered by such options will be called at a price calculated as the difference between the lesser of $1.00 or the FVP as of the termination date, less the exercise price. The Company does not have a contractual obligation to fund the mandatory call of these units; however, we may be called upon to provide a distribution to Holdings upon such time a triggering event should occur that would require a mandatory call of outstanding units.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Upon completion of the 2006 Transaction, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Pursuant to the advisory agreement, MLGPE was paid $3.0 million at the closing for the financial, investment banking, management advisory and other services performed in connection with the 2006 Transaction and reimbursed $0.9 million for certain expenses incurred in rendering those services. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company paid $1.0 million to MLGPE for the fee during each of the fiscal years ended 2009 and 2008.

On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010, the notional amount of this swap was $50.0 million at fiscal year end 2009. Merrill Lynch Capital Services, Inc. (“MLCS”), was the counterparty on $25.0 million of the total notional amount, and JPMorgan Chase Bank, N.A. (“JPMCB”), an unrelated party, was the counterparty on the residual $25.0 million. Under this swap, the Company will pay both counterparties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. As of December 29, 2009, the Company has recognized $1.6 million ($1.0 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

Effective April 7, 2008, the Company entered into a floating-to-fixed rate interest rate swap agreement expiring April 7, 2011, on a notional amount of $50.0 million with MLCS as the counterparty to the transaction. Under this swap, the Company will pay MLCS 2.79% and receive the three-month LIBOR rate as determined on the reset dates. This swap was entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. As of December 29, 2009, the Company has recognized $1.5 million ($0.9 million after tax) of other comprehensive losses related to the fair market value of this interest rate swap.

In January 2009 Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During fiscal 2009 the Company paid Bank of America Merchant Service, an affiliate of BOA, $0.4 million for credit card processing services.

In December 2009, the Company opened a money market account with BOA to invest any excess cash balances on hand. As of December 29, 2009, the Company had $9.9 million invested in this account. These investments are being reported as trading securities, as cash and cash equivalents, and the fair value of the investment was determined using independent market data considered to be a level 2 observable input.

BOA is an active participant in the Company’s Senior Secured Credit Facility. As of December 29, 2009, BOA held $2.2 million, or 1.0%, of the term loan notes and $12.5 million, or 16.7%, of the revolving credit facility. Merrill Lynch Capital Corporation held $7.5 million, or 10.0%, of the revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of December 29, 2009. The loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and did not involve more than the normal risk of collectability or present other unfavorable features.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, served as our auditors for fiscal year ended December 29, 2009. Deloitte & Touche LLP, an independent registered public accounting firm, served as our auditors for the fiscal year ended December 30, 2008 (amounts in thousands).

(in thousands) Type of Service	Fiscal Year Ended 2009	Fiscal Year Ended 2008
Audit fees	$450	$550
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$450	$550

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

Audit-Related Fees

Audit-related fees primarily relate to consultations on accounting related matters.

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

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index below (following signatures page of this report).

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

2.3	Asset Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.4	Asset Purchase and Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.5	Amendment to Asset Sale Agreement dated as of December 8, 2008 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.6	Amendment to Asset Purchase and Sale Agreement dated as of December 8, 2008 (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.7	Asset Purchase and Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of December 15, 2008 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed January 20, 2009)

2.8	Asset Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of January 13, 2009 (incorporated herein by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed February 17, 2009)

2.9	Amendment to Asset Sale Agreement dated as of February 12, 2009 (incorporated herein by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed February 17, 2009)

2.10	Second Amendment to Asset Sale Agreement dated as of February 16, 2009 (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed February 17, 2009)

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

Exhibit No.	Document Description
4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan(1)

10.8*	NPC International, Inc. POWR Plan for Key Employees(1)

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999)

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated by reference as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.18	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz(1) (incorporated herein by reference as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed January 5, 2009)

10.19	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook(1) (incorporated herein by reference as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed January 5, 2009)

10.20	Amendment to Amended and Restated Employment Agreement, dated as of March 10, 2009 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz(1) (incorporated herein by reference as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 16, 2009)

10.21	Amendment to Amended and Restated Employment Agreement, dated as of March 10, 2009 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook(1) (incorporated herein by reference as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 16, 2009)

Exhibit No.	Document Description
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

21.1**	List of subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2009

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 29, 2009

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith
(1)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 26, 2010.

NPC INTERNATIONAL, INC.

By:	/s/ James K. Schwartz
Name:	James K. Schwartz
Title:	President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 26, 2010:

/s/ James K. Schwartz	Chairman of the Board of Directors, President, Chief Executive Officer
James K. Schwartz	and Chief Operating Officer

/s/ Troy D. Cook	Executive Vice President—Finance, Chief Financial Officer,
Troy D. Cook	Secretary and Treasurer

/s/ Susan G. Dechant	Vice President—Administration and Chief Accounting Officer
Susan G. Dechant	(Principal Accounting Officer)

/s/ Brandon K. Barnholt	Director
Brandon K. Barnholt

/s/ Christopher J. Birosak	Director
Christopher J. Birosak

/s/ Jaideep Hebbar	Director
Jaideep Hebbar

/s/ Robert F. End	Director
Robert F. End

/s/ Charles W. Peffer	Director
Charles W. Peffer