Form 10-Q
period 2010-03-30
NPC INTERNATIONAL INC
filed 2010-05-10
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2010

or

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

There is no market for the Registrant’s equity. As of May 10, 2010, there were 1,000 shares of common stock outstanding.

PART I

PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 30, 2010	December 29, 2009
Assets
Current assets:
Cash and cash equivalents	$12,680	$14,669
Accounts receivable	3,666	4,897
Inventories	6,799	7,019
Prepaid expenses and other current assets	6,708	4,415
Assets held for sale	1,010	1,010
Deferred income taxes	3,720	2,801
Income taxes receivable	—	2,703

Total current assets	34,583	37,514
Facilities and equipment	270,684	270,304
Less accumulated depreciation	(113,621)	(105,891)

Net facilities and equipment	157,063	164,413
Franchise rights, less accumulated amortization of $33,885 and $31,509, respectively	406,362	408,714
Goodwill	191,701	191,701
Other assets, net	27,136	26,982

Total assets	$816,845	$829,324

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,822	$25,936
Accrued liabilities	39,978	34,484
Accrued interest	8,690	4,936
Income taxes payable	1,971	—
Current portion of insurance reserves	9,527	9,056
Current portion of debt	—	31,340

Total current liabilities	84,988	105,752

Long-term debt	402,370	402,370
Other deferred items	33,993	36,841
Insurance reserves	12,313	12,313
Deferred income taxes	114,652	113,473

Total long-term liabilities	563,328	564,997

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of March 30, 2010 and December 29, 2009)	—	—
Paid-in-capital	163,325	163,325
Accumulated other comprehensive loss	(2,878)	(3,372)
Retained earnings (deficit)	8,082	(1,378)

Total stockholders’ equity	168,529	158,575

Total liabilities and stockholders’ equity	$816,845	$829,324

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended March 30, 2010	13 Weeks Ended March 31, 2009
Sales:
Net product sales	$252,629	$222,360
Fees and other income	11,827	9,981

Total sales	264,456	232,341
Costs and expenses:
Cost of sales	75,971	59,530
Direct labor	74,887	66,425
Other restaurant operating expenses	77,991	74,156
General and administrative expenses	12,146	12,678
Corporate depreciation and amortization of intangibles	2,839	2,922
Other	360	642

Total costs and expenses	244,194	216,353

Operating income	20,262	15,988
Interest expense	(7,525)	(7,924)

Income before income taxes	12,737	8,064
Income tax expense	3,277	2,042

Income from continuing operations	9,460	6,022
Loss from discontinued operations, net of taxes	—	(59)

Net income	$9,460	$5,963

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive loss	Total stockholders’ equity

Balance at December 29, 2009	1,000	$—	$163,325	$(1,378)	$(3,372)	$158,575
Comprehensive income:
Net income	—	—	—	9,460	—	9,460
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(650)	(650)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	1,144	1,144

Total comprehensive income						9,954

Balance at March 30, 2010	1,000	$—	$163,325	$8,082	$(2,878)	$168,529

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	13 Weeks Ended	13 Weeks Ended
	March 30, 2010	March 31, 2009
Operating activities
Net income	$9,460	$5,963
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,423	12,964
Amortization of debt issuance costs	640	498
Net facility impairment charges	407	151
Deferred income taxes	(57)	140
Net (gain) loss on disposition of assets	(79)	96
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	1,114	(111)
Inventories	220	896
Prepaid expenses and other current assets	(2,327)	(1,530)
Accounts payable	(1,114)	2,727
Income taxes	4,674	1,178
Accrued interest	3,754	2,265
Accrued liabilities	3,263	4
Insurance reserves	471	291
Other deferred items	41	564
Other assets	(609)	(182)

Net cash provided by operating activities	31,281	25,914

Investing activities
Capital expenditures	(3,925)	(7,203)
Net proceeds from sale of units	—	19,463
Purchase of business assets, net of cash acquired	—	(32,937)
Proceeds from sale or disposition of assets	2,068	20

Net cash used in investing activities	(1,857)	(20,657)

Financing activities
Borrowings under revolving credit facility	7,165	59,779
Payments under revolving credit facility	(7,165)	(62,779)
Payments on term bank facilities	(31,340)	—
Debt issue costs	(73)	(16)
Proceeds from sale-leaseback transactions	—	2,891
Proceeds from sale-leaseback transactions on formerly leased properties	—	902

Net cash (used in) provided by financing activities	(31,413)	777

Net change in cash and cash equivalents	(1,989)	$6,034
Beginning cash and cash equivalents	14,669	5,327

Ending cash and cash equivalents	$12,680	$11,361

Supplemental disclosures of cash flow information:
Net cash paid for interest	$3,131	$5,161
Net cash (received) paid for income taxes	$(1,480)	$398

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

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The Company believes the accompanying unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the Company’s results of operations, financial position and cash flows for the periods presented.

Reclassifications. Reclassifications have been made to the prior year’s Consolidated Statements of Cash Flows to conform to current year reporting.

Note 2 – Goodwill and Other Intangible Assets

There were no changes in goodwill during the first quarter of 2010.

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	March 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,247	$(33,885)	$406,362
Favorable leasehold interests	10,071	(2,405)	7,666
Unfavorable leasehold interests	(4,327)	1,322	(3,005)
Internally developed software	1,069	(837)	232
Non-compete	1,925	(1,508)	417

Total	$448,985	$(37,313)	$411,672

	December 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,223	$(31,509)	$408,714
Favorable leasehold interests	10,114	(2,241)	7,873
Unfavorable leasehold interests	(4,425)	1,248	(3,177)
Internally developed software	1,069	(784)	285
Non-compete	1,925	(1,412)	513

Total	$448,906	$(34,698)	$414,208

Amortization expense on intangible assets was $2.6 million and $2.7 million for the 13 weeks ended March 30, 2010 and March 31, 2009, respectively.

Note 3 – Debt

The Company’s debt consisted of the following (in thousands):

	March 30, 2010	December 29, 2009
Term Loan Note	$227,370	$258,710
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	—

	402,370	433,710
Less current portion	—	31,340

	$402,370	$402,370

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At March 30, 2010, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during fiscal 2009 and the Company’s leverage at fiscal 2009 year end, each of which is defined in the credit agreement, the Company was required to make an excess cash flow mandatory prepayment of $31.3 million. This amount was included in the current portion of long-term debt at December 29, 2009 and was paid utilizing cash reserves on March 30, 2010.

Based upon independent trading data the estimated fair value of the Company’s debt facilities was as follows (in thousands):

	March 30, 2010	December 29, 2009
Term Loan Note	$219,980	$242,541
Senior Subordinated Notes	174,563	172,375
Senior Secured Revolving Credit Facility	—	—

	$394,543	$414,916

Carrying value	$402,370	$433,710

The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debt holders could realize in an actual market transaction.

Note 4 – Income Taxes

For the 13 weeks ended March 30, 2010, the Company recorded income tax expense of $3.3 million which resulted in an effective income tax rate of 25.7% compared to income tax expense of $2.0 million or an effective tax rate of 25.3% during the same quarter of the prior year. For the first quarter of 2010, the lower than statutory rate was primarily attributable to tax credits. The Company’s effective tax rate of 25.3% for the first quarter of 2009 was also impacted by tax credits and a $0.6 million favorable discrete tax adjustment related to state tax rate changes.

Note 5 – Commitments and Contingencies

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

Plaintiffs filed a Second Amended Complaint on March 22, 2010, which alleges a collective action under the FLSA on behalf of plaintiffs and similarly situated workers employed by NPC in 28 states, and a class action under Rule 23 of the Federal Rules of Civil Procedure on behalf of Plaintiff Smith and similarly situated workers employed in states in which the state minimum wage is higher than the federal minimum wage. The Second Amended Complaint contends that NPC deprived delivery drivers of minimum wages by providing insufficient reimbursements for automobile expenses incurred for the purposes of delivering NPC’s pizza and other food items. NPC filed a motion to dismiss the Second Amended Complaint on April 8, 2010, which motion is currently pending before the Court. As a result, at this time the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

Note 6 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments, which the Company designated as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following interest rate swap contracts were entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at March 30, 2010:

Effective Date	Notional Amount (in thousands)	Fixed Rate Paid	Maturity Date

June 6, 2006	$20,000(1)	5.39%	December 31, 2010
January 31, 2008	50,000	3.16%	January 31, 2011
April 7, 2008	50,000	2.79%	April 7, 2011
November 18, 2008	30,000	2.81%	November 18, 2011

	$150,000

(1)	The notional amounts amortized from $50.0 million to $20.0 million on December 31, 2009 based on the associated amortization schedule.

The following table presents the fair value of the Company’s hedging portfolio as of March 30, 2010 and December 29, 2009 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	March 30, 2010	December 29, 2009

Accrued liabilities	$2,350	$—

Other deferred items	$2,375	$5,536

The effect of the derivative instruments on the unaudited Condensed Consolidated Financial Statements was as follows (in thousands):

	(Loss) Recognized in OCI on Derivative (Effective Portion)			(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	For the 13 Weeks Ended			For the 13 Weeks Ended
	March 30, 2010	March 31, 2009	Location	March 30, 2010	March 31, 2009

Interest rate contracts	$(650)	$(796)	Interest expense	$(1,144)	$(871)

The Company currently expects that approximately $3.5 million of the change in the fair value of the swap contract included in “Accumulated other comprehensive loss” as of March 30, 2010 will be realized in earnings as additional interest expense within the next twelve months, contemporaneously with the net settlement of the underlying interest payments, which may vary based on actual changes within the LIBOR market rates.

The Company estimates the fair value of its interest rate swap contracts using independent market data considered to be a Level 2 observable input. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During the first quarter of fiscal 2010 and 2009, there was virtually no ineffectiveness related to cash flow hedges.

Note 7 – Comprehensive Income

Comprehensive income is comprised of the following:

	13 Weeks Ended
	March 30, 2010	March 31, 2009

Net income	$9,460	$5,963
Change in valuation of interest rate swap agreements, net of tax	494	75

Comprehensive income	$9,954	$6,038

Note 8 – Related-Party Transactions

MLGPE Advisory Agreement. On May 3, 2006, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company has paid $1.0 million to MLGPE for this fee for fiscal 2010 and fiscal 2009, which is being amortized ratably to expense.

Bank of America Merchant Services. In January 2009, Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During both the 13 weeks ended March 30, 2010 and March 31, 2009, the Company paid Bank of America Merchant Services, an affiliate of BOA, $0.1 million for credit card processing services.

Bank of America, N.A. In December 2009, the Company opened a money market account with Bank of America, N.A., an affiliate of BOA, to invest any excess cash balances on hand. As of March 30, 2010, the Company had $8.7 million invested in this account. These investments are trading securities, which are included in cash and cash equivalents, and the fair value of the investment was determined using independent market data considered to be a Level 2 observable input.

Participation in Senior Secured Credit Facility. Bank of America, N.A., an affiliate of BOA, and Merrill Lynch Capital Corporation (“MLCC”), an affiliate of MLGPE, were active participants in the Company’s Senior Secured Credit Facility. As of March 30, 2010, Bank of America, N.A., held $1.9 million, or 1.0%, of the term loan notes outstanding and $12.5 million, or 16.7%, of the revolving credit facility, and MLCC held $7.5 million, or 10.0%, of the revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of March 30, 2010.

Note 9 – New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurements in respect of transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than current and historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in food, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws related to healthcare coverage and menu labeling, which may adversely affect our business operations;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facility;

•	and, various other factors beyond our control.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009 (“2009 Form 10-K”) as well as our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2009 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of March 30, 2010 we operated 1,147 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the first quarter 2010, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal year 2010 and 2009 each contains 52 weeks.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. Year-to-date for fiscal 2010, pizza sales accounted for approximately 79% of net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.

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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 45% of our units include the WingStreet™ product line at March 30, 2010. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each year-to-date fiscal period:

	13 weeks ended March 30, 2010	13 weeks ended March 31, 2009

Sales by occasion:
Delivery	38%	41%
Carryout	46%	40%
Dine-in	16%	19%
Number of restaurants open at the end of the period:
Delco	435	433
RR	183	191
RBD	529	532

	1,147(1)	1,156(1)

(1) Includes 513 units and 477 units offering the WingStreet™ product line, at March 30, 2010 and March 31, 2009, respectively.

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

Direct Labor. Direct labor includes the salary, payroll taxes, fringe benefit costs and workers’ compensation expense associated with restaurant based personnel. Direct labor is highly dependent on federal and state minimum wage rate legislation given that the vast majority of our workers are hourly employees. To control labor costs, we are focused on proper scheduling and adequate training of our store employees, as well as retention of existing employees.

Other restaurant operating expenses. Other restaurant operating expenses include all other costs directly associated with operating a restaurant facility, which primarily represents royalties, advertising, rent and depreciation (facilities and equipment), utilities, delivery expenses, supplies, repairs, insurance, and other restaurant related costs.

Included within other restaurant operating expenses are royalties paid to Pizza Hut, Inc. (“PHI”). Our blended average royalty rate for the year-to-date period of 2010 was 4.8% of total sales compared to 4.7% for 2009.

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

General Economic Conditions and Consumer Spending

Consumers continue to face high unemployment rates, lower home values and a more stringent credit environment. Low consumer confidence as a result of these changes within the economic environment has caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in most segments of the restaurant industry, including the segment in which we compete. While general economic conditions appear to be stabilizing, we believe pressures on low and lower-middle income customers continue to be significant, and we believe that these customers are particularly interested in receiving value at a reasonable price in the current environment.

Competition

The QSR industry is a fragmented market, with competition from national and regional chains, as well as independent operators, which affects pricing strategies and margins. Additionally, there is increasing competition in the pizza segment from the frozen pizza and take-and-bake alternatives. Limited product variability within our segment can make differentiation among competitors difficult. Thus, competitors continuously promote and market new product introductions, price discounts and bundled deals, and rely heavily on effective marketing and advertising to drive sales.

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI.

Our overall commodity costs were higher during the first quarter of 2010 than the prior year. The block cheese price for the first quarter of fiscal 2010 averaged $1.41 per pound, an increase of $0.23 or 19% versus the average price for the first quarter of fiscal year 2009, additionally, meat costs increased 11% and packaging increased 7% from the prior year. Our average costs of vegetable oil decreased during the first quarter of fiscal 2010 by 27% as compared to the prior year.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition of units or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. There has been legislation passed in recent years to increase certain states’ and federal minimum wage rates. This has resulted in incremental direct labor expense which we have attempted to mitigate through pricing initiatives, productivity improvement in our restaurants, better overall wage management tactics and other auxiliary cost reduction strategies. The federal tipped wage rate remained unchanged at $2.13 per hour. The expected impact on our direct labor costs for these changes is described below under “Inflation and Deflation.”

The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We are currently evaluating the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us are scheduled to become effective in 2014. Based upon our current evaluation, we expect that the Federal Health Care Acts will likely increase our future costs and could have a material adverse effect on our business, results of operations and financial condition, but we are currently unable to quantify the amount of the impact with any degree of certainty.

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

Inflation and Deflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We currently estimate the rollover impact of the July 24, 2009 federal minimum wage increase to be approximately $2.8 million for fiscal year 2010. We are not always able to offset higher food, labor, fuel and other costs with price increases.

If the economy experiences deflation, which is a persistent decline in the general price level of goods and services, we may suffer a decline in revenues as a result of the falling prices. In that event, given our fixed costs and minimum wage requirements, it is unlikely that we would be able to reduce our costs at the same pace as any declines in revenues. Consequently, a period of prolonged or significant deflation would likely have a material adverse effect on our business, results of operations and financial condition. Similarly, if we reduce the prices we charge for our products as a result of declines in comparable store sales or competitive pressures, we may suffer decreased revenues, margins, income and cash flow from operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2009 Form 10-K. There have been no significant changes with respect to these policies during the first 13 weeks of fiscal 2010.

Recently Issued Accounting Statements and Pronouncements

See Note 9 of the unaudited Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our unaudited Condensed Consolidated Financial Statements.

Results of Operations

The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 13-week periods ended March 30, 2010 and March 31, 2009, respectively:

	13 Weeks Ended March 30, 2010	13 Weeks Ended March 31, 2009
Comparable store sales	10.2%	(5.0)%
Net product sales	100%	100%
Direct restaurant costs and expenses:
Cost of sales	30.1%	26.8%
Direct labor	29.6%	29.9%
Other restaurant operating expenses	30.9%	33.3%

Activity with respect to unit count is set forth in the table below:

	13 Weeks Ended March 30, 2010	13 Weeks Ended March 31, 2009
Beginning of period	1,149	1,098
Developed(1)	—	2
Acquired(2)	—	105
Sold	—	(42)
Closed(1) (2)	(2)	(7)

End of period	1,147	1,156

Equivalent units, continuing operations(3)	1,146	1,129

(1)	For the 13 weeks ended March 31, 2009 two units were relocated or rebuilt and are included in both the developed and closed total above.
(2)	Includes one unit acquired during the 13 weeks ended March 31, 2009 that was closed immediately upon purchase.
(3)	Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis.

We had 513 units offering the WingStreet™ product line at March 30, 2010 and did not have any WingStreet™ development during the first quarter of fiscal 2010.

Thirteen Weeks Ended March 30, 2010 Compared to March 31, 2009-adjusted for discontinued operations

Net Product Sales. Net product sales for the first quarter of 2010 compared to 2009, were $252.6 million and $222.4 million, respectively, an increase of $30.2 million, or 13.6%, resulting largely from a comparable store sales increase of 10.2% for the first quarter of 2010, rolling over last year’s first quarter comparable store sales decrease of 5.0% and a 1.5% increase in equivalent units. The improved comparable store sales results are largely a result of our $10 Any Pizza promotion.

Fees and Other Income. Fees and other income were $11.8 million for the first quarter of 2010, compared to $10.0 million for the prior year, for an increase of $1.8 million or 18.5%. The increase was due to higher customer delivery charge income from increased delivery transactions.

Cost of Sales. Cost of sales was $76.0 million for the first quarter of 2010, compared to $59.5 million for the prior year for an increase of $16.5 million or 27.6%. Cost of sales increased 3.3%, as a percentage of net product sales, to 30.1%, compared to 26.8% in the prior year. This increase was largely due to pricing and product mix changes due to the $10 Any Pizza promotion as well as higher ingredient costs.

Direct Labor. Direct labor costs for the first quarter of 2010 and 2009 were $74.9 million and $66.4 million, respectively, an increase of $8.5 million, or 12.7%. Direct labor costs were 29.6% of net product sales for the first quarter 2010, a 0.3% decrease compared to the prior year. The favorable variance is primarily due to the leveraging impact on fixed and semi-fixed labor costs as a result of the comparable store sales increase and lower self-insured health insurance costs due to adverse claims development in the prior year. These decreases were partially offset by increased average wage rates related to the July 2009 minimum wage increase (approximately 60 basis points) and higher unemployment tax expense due to increased state unemployment rates.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 13 weeks ended March 30, 2010 and March 31, 2009 were $78.0 million and $74.2 million, respectively, an increase of $3.8 million, or 5.2%. Other restaurant operating expenses were 30.9% of net product sales for the first quarter 2010 compared to 33.3% of net product sales for the prior year, a decrease of 2.4%. The favorable variance was largely due to the leveraging impact on fixed and semi-fixed costs, primarily occupancy costs and depreciation, due to the comparable store sales increase and outsourced call center expenses for a certain acquisition market in the prior year which was brought in-house in late third quarter 2009. These decreases were partially offset by increased delivery driver reimbursement expenses due to increased delivery transactions and higher fuel costs.

Depreciation expense for store operations was $8.2 million or 3.3% of net product sales for the first quarter of 2010 compared to $9.7 million or 4.4% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for the 13 weeks ended March 30, 2010 were $12.1 million compared to $12.7 million for the 13 weeks ended March 31, 2009, a decrease of $0.6 million or 4.2%. This decrease is largely due to a reduction in certain employee related compensation expenses, which may be reinstated on a discretionary basis based on fiscal 2010 operating results, and targeted headcount reductions which totaled approximately $0.8 million. The year-over-year impact of the portion of the savings related to reduced profit sharing and bonus expense primarily benefit the first quarter of 2010 as these accruals were reduced throughout fiscal 2009 due to our decline in financial performance. Additionally, increased credit card transaction fees in the current year of $0.5 million were partially offset by $0.3 million for non-recurring acquisition integration costs incurred in the first quarter of 2009.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $2.8 million and $2.9 million for the first quarter of 2010 and 2009, respectively.

Other. We recorded expense of $0.4 million and $0.6 million for other expenses during the first quarter of 2010 and 2009, respectively. Included in this category were direct acquisition costs of $0.4 million which were required to be expensed under business combination accounting guidance during the first quarter of 2009.

Interest Expense. Interest expense was $7.5 million for the first quarter of 2010 compared to $7.9 million for the prior year, a decrease of $0.4 million due to lower interest rates as compared to the prior year. Our cash borrowing rate decreased 0.2% to 6.3% during the first quarter of 2010 compared to the prior year and our average outstanding debt balance decreased $24.0 million to $433.4 million for the first quarter of 2010. Interest expense included $0.6 million and $0.5 million for amortization of deferred debt issuance costs in the first quarter 2010 and 2009, respectively.

Income Taxes. For the 13 weeks ended March 30, 2010, we recorded income tax expense of $3.3 million which resulted in an effective income tax rate of 25.7% compared to an effective tax rate of 25.3%, or $2.0 million, for the 13 weeks ended March 29, 2009. The lower than statutory rates are due to the impact of tax credits in relation to income before taxes and the effect of a $0.6 million favorable discrete tax adjustment related to state tax rate changes recorded in the first quarter of 2009.

Income from Continuing Operations, net of taxes. Income from continuing operations for the 13 weeks ended March 30, 2010 was $9.5 million, compared to $6.0 million for the prior year. The increase was primarily due to the benefit of a 13.6% increase in net product sales and increased customer delivery charge income which were partially offset by increased cost of sales, direct labor costs and other restaurant operating expenses.

(Loss) from Discontinued Operations, net of taxes. Loss from discontinued operations was $0.1 million in the first quarter of 2009 as a result of the January 2009 sale of 42 units to PHI.

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

Credit and capital markets have recently improved significantly from the disruptions experienced in fiscal 2009. However, any additional debt incurred, beyond the parameters established in our current agreement, or refinancing may result in increased borrowing costs that are in excess of our existing credit facility spreads based on current market conditions. We will continue to evaluate the market as we assess the future potential refinancing of our existing credit facility and our acquisition and other growth opportunities.

Our working capital was a deficit of $50.4 million at March 30, 2010. Like most restaurant companies, we are a cash business with low levels of inventories and accounts receivable. Because our sales are primarily cash and we receive credit from our suppliers, we operate on a net working capital deficit. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid. Therefore, historically we have used available liquid assets to reduce borrowings under our revolving line of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $31.3 million for the first quarter of 2010 compared to $25.9 million for 2009. Cash flows from operations during the 13 weeks ended March 30, 2010 were positively impacted by a $4.3 million increase from net changes in working capital and a $2.0 million positive impact of after tax cash flows from operations (after adding back non-cash items to net income) as compared to the prior year.

Cash flows from investing activities

Cash flows used in investing activities were $1.9 million during the 13 weeks ended March 30, 2010 compared to $20.7 million for the 13 weeks ended March 31, 2009. For the first quarter of 2010, we invested $3.9 million in capital expenditures. Additionally, we received proceeds of $2.1 million for asset sales as PHI exercised the option to purchase five assets which were part of the fiscal 2008 and 2009 sale transactions. During 2009, we completed an asset purchase and sale transaction with PHI in which we purchased 55 units for $18.7 million and sold 42 units for $19.5 million. We also completed an acquisition of 50 units for $14.2 million. During the first quarter of 2009 we invested $7.2 million in capital expenditures, consisting of approximately $4.0 million in our existing operations and $3.2 million for acquisition related information technology equipment.

Cash flows from financing activities

Net cash outflows for financing activities were $31.4 million for the 13 weeks ended March 30, 2010 compared to net inflows of $0.8 million for the 13 weeks ended March 31, 2009. During the first quarter of 2010, we paid our mandatory excess cash flow prepayment of $31.3 million on our senior secured credit facility utilizing cash reserves. This payment was made in the second quarter last year and totaled $17.1 million. We had no net activity on our revolving credit facility during the first quarter of 2010 compared to net pay-downs of $3.0 million for the first quarter last year. During the first quarter of 2009 we completed sale-leaseback transactions for six properties acquired in Virginia during the fourth quarter of 2008 for $2.9 million and completed sale-leaseback transactions on two formerly leased properties (purchased in 2008) for $0.9 million.

Based upon the amount of excess cash flow generated during fiscal 2009 and the Company’s leverage at fiscal 2009 year end, each of which is defined in the credit agreement, the Company was required to make an excess cash flow mandatory prepayment of $31.3 million. This amount was included in the current portion of long-term debt at December 29, 2009 and was paid utilizing our cash reserves on March 30, 2010.

As of March 30, 2010, we were in compliance with all of the financial covenants under our senior secured credit facility. Further, as shown in the following table, our financial leverage ratio has declined from 4.51x at fiscal 2009 year end to 4.12x as a result of our $31.3 million payment on our senior secured credit facility and improved operating results. Our ratios under the foregoing financial covenants in our credit agreement as of March 30, 2010 were as follows:

	Actual	Covenant Requirement

Maximum leverage ratio	4.12x	Not more than 4.75x
Minimum interest coverage ratio	1.88x	Not less than 1.70x

The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA; “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in the Credit Agreement, which was filed with the Securities and Exchange Commission on October 31, 2006 as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No 333-138338). The Credit Agreement provides that each of the above defined terms include the pro forma effect of acquisitions and divestitures on a full year basis. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Adjusted EBITDA, which we disclose to investors in our earnings releases and which is discussed below.

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At March 30, 2010, we had $58.1 million of borrowing capacity available under our revolving line of credit net of $16.9 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

Non-GAAP measures

Non-GAAP Adjusted EBITDA (“Adjusted EBITDA”) is a supplemental measure of our performance that is not required by or presented in accordance with GAAP. We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We have substantial interest expense relating to the financing of the 2006 acquisition of us and substantial depreciation and amortization expense relating to this transaction and to our acquisitions of units in recent years. We believe that the elimination of these items, as well as taxes, pre-opening and other expenses and facility impairment charges give investors useful information to compare the performance of our core operations over different periods. The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ending
	March 30, 2010	March 31, 2009
Net income from continuing operations	$9,460	$6,022
Adjustments:
Interest expense	7,525	7,924
Income tax expense	3,277	2,042
Depreciation and amortization	11,423	12,954
Net facility impairment charges	407	151
Pre-opening expenses and other	284	724

Adjusted EBITDA from continuing operations	32,376	29,817
Adjusted EBITDA from discontinued operations	—	142

Adjusted EBITDA	$32,376	$29,959

(1)

The Company defines Adjusted EBITDA as consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges and pre-opening expenses. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for analysis of, the Company’s financial information reported under generally accepted accounting principles. Adjusted EBITDA as defined above may not be similar to EBITDA measures of other companies.

Letters of Credit

As of March 30, 2010, we had letters of credit of $16.9 million issued under our existing credit facility in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of March 30, 2010, we had $227.4 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at March 30, 2010:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date

June 6, 2006	$20.0	5.39%	Dec. 31, 2010
Jan. 31, 2008	50.0	3.16%	Jan. 31, 2011
April 7, 2008	50.0	2.79%	April 7, 2011
Nov. 18, 2008	30.0	2.81%	Nov. 18, 2011

	$150.0

After giving effect to these swaps, which leaves us with $77.4 million of floating rate debt, a 100 basis point increase in this floating rate would increase annual interest expense by approximately $0.8 million.

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

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.14 per pound for the 13 weeks ended March 30, 2010 and $0.12 per pound for 2009) would have been approximately $1.8 million and $1.0 million for the 13 weeks ended March 30, 2010 and March 31, 2009, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Plaintiffs filed a Second Amended Complaint on March 22, 2010, which alleges a collective action under the FLSA on behalf of plaintiffs and similarly situated workers employed by NPC in 28 states, and a class action under Rule 23 of the Federal Rules of Civil Procedure on behalf of Plaintiff Smith and similarly situated workers employed in states in which the state minimum wage is higher than the federal minimum wage. The Second Amended Complaint contends that NPC deprived delivery drivers of minimum wages by providing insufficient reimbursements for automobile expenses incurred for the purposes of delivering NPC’s pizza and other food items. NPC filed a motion to dismiss the Second Amended Complaint on April 8, 2010, which motion is currently pending before the Court. As a result, at this time the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

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

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index below (following the signatures page of this report).

Exhibit No.	Document Description

2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

2.3	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.4	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.5	Amendment to Asset Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.6	Amendment to Asset Purchase and Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008)

2.7	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of December 15, 2008 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2009)

2.8	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of January 13, 2009 (incorporated herein by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.9	Amendment to Asset Sale Agreement dated as of February 12, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.10	Second Amendment to Asset Sale Agreement dated as of February 16, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

Exhibit No.	Document Description

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999 (File No. 0-13007))

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated herein by reference as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.18	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2009)

10.19	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2009)

10.20	Amendment, dated as of March 10, 2009, to Amended and Restated Employment Agreement, dated as of December 29, 2008, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2009)

Exhibit No.	Document Description

10.21	Amendment, dated as of March 10, 2009, to Amended and Restated Employment Agreement, dated as of December 29, 2008, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2009)

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

21.1**	List of subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2010.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)