Form 10-Q
period 2010-06-29
NPC INTERNATIONAL INC
filed 2010-08-06
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2010

or

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

There is no market for the Registrant’s equity. As of August 6, 2010, there were 1,000 shares of common stock outstanding.

PART I

PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 29, 2010	December 29, 2009
Assets
Current assets:
Cash and cash equivalents	$26,814	$14,669
Accounts receivable	3,827	4,897
Inventories	6,521	7,019
Prepaid expenses and other current assets	5,527	4,415
Assets held for sale	960	1,010
Deferred income taxes	3,810	2,801
Income taxes receivable	—	2,703

Total current assets	47,459	37,514
Facilities and equipment	274,088	270,304
Less accumulated depreciation	(121,229)	(105,891)

Net facilities and equipment	152,859	164,413
Franchise rights, less accumulated amortization of $36,261 and $31,509, respectively	404,001	408,714
Goodwill	191,701	191,701
Other assets, net	25,529	26,982

Total assets	$821,549	$829,324

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,870	$25,936
Accrued liabilities	41,608	34,484
Accrued interest	4,479	4,936
Income taxes payable	3,093	—
Current portion of insurance reserves	10,025	9,056
Current portion of debt	1,190	31,340

Total current liabilities	86,265	105,752

Long-term debt	401,180	402,370
Other deferred items	31,778	36,841
Insurance reserves	13,025	12,313
Deferred income taxes	114,953	113,473

Total long-term liabilities	560,936	564,997

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of June 29, 2010 and December 29, 2009)	—	—
Paid-in-capital	163,344	163,325
Accumulated other comprehensive loss	(2,198)	(3,372)
Retained earnings (deficit)	13,202	(1,378)

Total stockholders’ equity	174,348	158,575

Total liabilities and stockholders’ equity	$821,549	$829,324

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended June 29, 2010	13 Weeks Ended June 30, 2009
Sales:
Net product sales	$235,955	$214,336
Fees and other income	10,841	9,477

Total sales	246,796	223,813
Costs and expenses:
Cost of sales	71,919	57,421
Direct labor	70,787	65,304
Other restaurant operating expenses	74,578	73,807
General and administrative expenses	12,298	12,092
Corporate depreciation and amortization of intangibles	2,837	2,933
Other	426	123

Total costs and expenses	232,845	211,680

Operating income	13,951	12,133
Interest expense	(7,349)	(7,819)

Income before income taxes	6,602	4,314
Income tax expense	1,482	957

Net income	$5,120	$3,357

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	26 Weeks Ended June 29, 2010	26 Weeks Ended June 30, 2009
Sales:
Net product sales	$488,584	$436,696
Fees and other income	22,668	19,458

Total sales	511,252	456,154
Costs and expenses:
Cost of sales	147,890	116,951
Direct labor	145,674	131,729
Other restaurant operating expenses	152,569	147,963
General and administrative expenses	24,444	24,770
Corporate depreciation and amortization of intangibles	5,676	5,855
Other	786	765

Total costs and expenses	477,039	428,033

Operating income	34,213	28,121
Interest expense	(14,874)	(15,743)

Income before income taxes	19,339	12,378
Income tax expense	4,759	2,999

Income from continuing operations	14,580	9,379
Loss from discontinued operations, net of taxes	—	(59)

Net income	$14,580	$9,320

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive loss	Total stockholders’ equity

Balance at December 29, 2009	1,000	$—	$163,325	$(1,378)	$(3,372)	$158,575
Restricted common units Comprehensive income:			19			19
Net income	—	—	—	14,580	—	14,580
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(1,091)	(1,091)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	2,265	2,265

Total comprehensive income						15,754

Balance at June 29, 2010	1,000	$—	$163,344	$13,202	$(2,198)	$174,348

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	26 Weeks Ended	26 Weeks Ended
	June 29, 2010	June 30, 2009
Operating activities
Net income	$14,580	$9,320
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,523	25,995
Amortization of debt issuance costs	1,285	997
Net facility impairment charges	844	251
Deferred income taxes	(282)	480
Net (gain) loss on disposition of assets	(90)	102
Restricted unit compensation	19	—
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	953	364
Inventories	498	1,304
Prepaid expenses and other current assets	(1,167)	(894)
Accounts payable	(66)	2,894
Income taxes	5,796	(305)
Accrued interest	(457)	(1,939)
Accrued liabilities	4,475	550
Insurance reserves	1,681	449
Other deferred items	67	353
Other assets	(586)	(190)

Net cash provided by operating activities	50,073	39,731

Investing activities
Capital expenditures	(8,643)	(14,755)
Net proceeds from sale of units	—	19,463
Purchase of business assets, net of cash acquired	—	(32,968)
Proceeds from sale or disposition of assets	2,081	640

Net cash used in investing activities	(6,562)	(27,620)

Financing activities
Borrowings under revolving credit facility	13,105	170,283
Payments under revolving credit facility	(13,105)	(168,283)
Payments on term bank facilities	(31,340)	(17,094)
Debt issue costs	(26)	(21)
Proceeds from sale-leaseback transactions	—	2,891
Proceeds from sale-leaseback transactions on formerly leased properties	—	902

Net cash used in financing activities	(31,366)	(11,322)

Net change in cash and cash equivalents	12,145	789
Beginning cash and cash equivalents	14,669	5,327

Ending cash and cash equivalents	$26,814	$6,116

Supplemental disclosures of cash flow information:
Net cash paid for interest	$14,046	$16,685
Net cash (received) paid for income taxes	$(1,087)	$2,667

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

NPC International, Inc., together with its subsidiaries, is referred to herein as “NPC” and “the Company.” NPC Acquisition Holdings, LLC, its parent company, is referred to herein as “Holdings.”

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

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The Company believes the accompanying unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the Company’s results of operations, financial position and cash flows as of the dates and for the periods presented.

Reclassifications. Reclassifications have been made to the prior year’s operating activities section of the Consolidated Statement of Cash Flows to conform to current year reporting.

Note 2 – Goodwill and Other Intangible Assets

There were no changes in goodwill during the 26 weeks ended June 29, 2010.

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	June 29, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,262	$(36,261)	$404,001
Favorable leasehold interests	10,071	(2,611)	7,460
Unfavorable leasehold interests	(4,327)	1,490	(2,837)
Internally developed software	1,069	(891)	178
Non-compete	1,925	(1,604)	321

Total	$449,000	$(39,877)	$409,123

	December 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,223	$(31,509)	$408,714
Favorable leasehold interests	10,114	(2,241)	7,873
Unfavorable leasehold interests	(4,425)	1,248	(3,177)
Internally developed software	1,069	(784)	285
Non-compete	1,925	(1,412)	513

Total	$448,906	$(34,698)	$414,208

Amortization expense on intangible assets was $2.6 million and $2.7 million for the 13 weeks ended June 29, 2010 and June 30, 2009, respectively, and $5.1 million and $5.4 million for the 26 weeks ended June 29, 2010 and June 30, 2009, respectively.

Note 3 – Debt

The Company’s debt consisted of the following (in thousands):

	June 29, 2010	December 29, 2009
Senior Secured Term Loan Note	$227,370	$258,710
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	—

	402,370	433,710
Less current portion	1,190	31,340

	$401,180	$402,370

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At June 29, 2010, the Company was in compliance with all of its debt covenants.

Under the provisions of the credit agreement for the Senior Secured Credit Facility, the Company is required under certain circumstances to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after each fiscal year end. Based upon the amount of excess cash flow generated during fiscal 2009 and the Company’s leverage at fiscal 2009 year end, each of which is defined in the credit agreement, the Company was required to make an excess cash flow mandatory prepayment of $31.3 million. This amount was included in the current portion of long-term debt at December 29, 2009 and was paid utilizing cash reserves on March 30, 2010. Based on currently expected 2010 results, the Company anticipates that it will be required to make a mandatory prepayment of between $23 million and $28 million in April 2011 depending upon the amount of excess cash flow generated during its fiscal year and its leverage at fiscal year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such the Company has not reflected any of this estimate as a current liability.

Based upon independent trading data the estimated fair value of the Company’s debt facilities was as follows (in thousands):

	June 29, 2010	December 29, 2009
Senior Secured Term Loan Note	$216,570	$242,541
Senior Subordinated Notes	174,353	172,375
Senior Secured Revolving Credit Facility	—	—

	$390,923	$414,916

Carrying value	$402,370	$433,710

The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debt holders could realize in an actual market transaction.

Note 4 – Income Taxes

For the 26 weeks ended June 29, 2010, the Company recorded income tax expense of $4.8 million which resulted in an effective income tax rate of 24.6% compared to income tax expense of $3.0 million or an effective tax rate of 24.2% during the 26 weeks ended June 30, 2009. For the 26 weeks ended June 29, 2010, the lower than statutory rate was primarily attributable to tax credits. The Company’s effective tax rate of 24.2% for the 26 weeks ended June 30, 2009 was also impacted by tax credits and $1.0 million of favorable discrete adjustments related to state tax rate adjustments and federal tax credit carry back adjustments.

Note 5 – Commitments and Contingencies

On May 12, 2009, a lawsuit against the Company, entitled Jeffrey Wass, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, was filed in the United States District Court for the District of Kansas. A First Amended Complaint, entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., was filed on July 2, 2009. The Complaint was brought by Plaintiffs Wass and Smith individually and on behalf of similarly situated employees who work or previously worked as delivery drivers for NPC. The First Amended Complaint alleged a collective action under the Fair Labor Standards Act (“FLSA”) to recover unpaid wages and excessive deductions owed to plaintiffs and similarly situated workers employed by NPC in 28 states, and as a class action under Colorado law on behalf of Plaintiff Smith and all other similarly situated workers employed by NPC in Colorado to recover unpaid minimum wages and excess payroll deductions and certain costs relating to uniforms and special apparel. The First Amended Complaint alleged among other things that NPC deprived plaintiffs and other NPC delivery drivers of minimum wages by providing insufficient reimbursements for automobile and other job-related expenses incurred for the purposes of delivering NPC’s pizza and other food items.

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

Plaintiffs filed a Second Amended Complaint on March 22, 2010, which alleged a collective action under the FLSA on behalf of plaintiffs and similarly situated workers employed by NPC in 28 states, and a class action under Rule 23 of the Federal Rules of Civil Procedure on behalf of Plaintiff Smith and similarly situated workers employed in states in which the state minimum wage is higher than the federal minimum wage. The Second Amended Complaint contended that NPC deprived delivery drivers of minimum wages by providing insufficient reimbursements for automobile expenses incurred for the purposes of delivering NPC’s pizza and other food items. NPC filed a motion to dismiss the Second Amended Complaint on April 8, 2010.

On June 24, 2010, the Court granted NPC’s motion to dismiss the Second Amended Complaint as to all claims filed by Plaintiff Wass, all Plaintiffs who had opted in to the class and all putative class members. The only claim remaining is the individual claim of one remaining class representative, Mark Smith. The Court’s Order did not grant Plaintiffs leave to amend the Second Amended Complaint, but Plaintiffs filed a motion seeking leave to amend. NPC filed an opposition to the motion on July 27, 2010, and the motion is currently pending before the Court. As a result, at this time the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

Note 6 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments, which the Company designated as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following interest rate swap contracts were entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at June 29, 2010:

Effective Date	Notional Amount (in thousands)	Fixed Rate Paid	Maturity Date

June 6, 2006	$20,000(1)	5.39%	December 31, 2010
January 31, 2008	50,000	3.16%	January 31, 2011
April 7, 2008	50,000	2.79%	April 7, 2011
November 18, 2008	30,000	2.81%	November 18, 2011

	$150,000

(1)	The notional amounts amortized from $50.0 million to $20.0 million on December 31, 2009 based on the associated amortization schedule.

The following table presents the fair value of the Company’s hedging portfolio as of June 29, 2010 and December 29, 2009 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	June 29, 2010	December 29, 2009

Accrued liabilities	$2,703	$—

Other deferred items	$906	$5,536

The effect of the derivative instruments on the unaudited Condensed Consolidated Financial Statements was as follows (in thousands):

	Loss Recognized in OCI on Derivative Instruments (Effective Portion)				Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	For the 13 Weeks Ended		For the 26 Weeks Ended		Location	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009		June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Interest rate contracts	$(441)	$(595)	$(1,091)	$(1,391)	Interest expense	$(1,121)	$(1,135)	$(2,265)	$(2,006)

The Company currently estimates that earnings will be negatively impacted by approximately $3.0 million within the next twelve months, contemporaneously with the net settlement of the underlying interest payments, which may vary based on actual changes within the LIBOR market rates.

The Company estimates the fair value of its interest rate swap contracts using independent market data considered to be a Level 2 observable input. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During the second quarter of fiscal 2010 and 2009, there was virtually no ineffectiveness related to cash flow hedges.

Note 7 – Comprehensive Income

Comprehensive income is comprised of the following:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Net income	$5,120	$3,357	$14,580	$9,320
Change in valuation of interest rate swap agreements, net of tax	680	540	1,174	615

Comprehensive income	$5,800	$3,897	$15,754	$9,935

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

Bank of America Merchant Services. In January 2009, Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During both the 26 weeks ended June 29, 2010 and June 30, 2009, the Company paid Bank of America Merchant Services, an affiliate of BOA, $0.2 million for credit card processing services.

Bank of America, N.A. In December 2009, the Company opened a money market account with Bank of America, N.A., an affiliate of BOA, to invest any excess cash balances on hand. As of June 29, 2010, the Company had $22.8 million invested in this account. These investments are trading securities, which are included in cash and cash equivalents, and the fair value of the investment was determined using independent market data considered to be a Level 2 observable input.

Participation in Senior Secured Credit Facility. Bank of America, N.A., an affiliate of BOA, and Merrill Lynch Capital Corporation (“MLCC”), an affiliate of MLGPE, were active participants in the Company’s Senior Secured Credit Facility. As of June 29, 2010, Bank of America, N.A., held $1.9 million, or 1.0%, of the term loan notes outstanding and $12.5 million, or 16.7%, of the revolving credit facility, and MLCC held $7.5 million, or 10.0%, of the revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of June 29, 2010.

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

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than current and historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

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

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, investors should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009 (“2009 Form 10-K”) as well as our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2009 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of June 29, 2010 we operated 1,145 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the second quarter 2010, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal year 2010 and 2009 each contains 52 weeks.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 26 weeks ended June 29, 2010, pizza sales accounted for approximately 78% of net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers, vending receipts and other fee income and are not included in our comparable store sales metric.

Seasonality. Our business is seasonal in nature with net product sales typically being higher in the first half of the fiscal year. Sales are largely driven by product innovation, advertising and promotional activities and can be adversely impacted by holidays and economic times that generally negatively impact consumer discretionary spending, such as the back to school season. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 45% of our units include the WingStreet™ product line at June 29, 2010. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each year-to-date fiscal period:

	26 Weeks Ended June 29, 2010	26 Weeks Ended June 30, 2009
Sales by occasion:
Delivery	38%	41%
Carryout	45%	39%
Dine-in	17%	20%
Number of restaurants open at the end of the period:
Delco	429	432
RR	182	188
RBD	534	533

	1,145(1)	1,153(1)

(1) Includes 513 units and 500 units offering the WingStreet™ product line, at June 29, 2010 and June 30, 2009, respectively.

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

Included within other restaurant operating expenses are royalties paid to Pizza Hut, Inc. (“PHI”). Our blended average royalty rate for the year-to-date periods of both 2010 and 2009 was 4.8% of total sales.

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

Overall, our total commodity costs were higher during the second quarter of 2010 than the prior year, largely due to higher meat costs which were partially offset by a decline in the average block cheese price. The average meat price for the second quarter of 2010 increased $0.35 per pound or 23% as compared to the second quarter of 2009. The average block cheese price was $1.42 per pound for the second quarter of fiscal 2010, an increase of $0.26 or 22% versus the average price for the second quarter of 2009.

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

Inflation and Deflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. We currently estimate that the rollover impact of the July 24, 2009 federal minimum wage increase will be approximately $3.0 million for fiscal year 2010. We are not always able to offset higher food, labor, fuel and other costs with price increases.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2009 Form 10-K. There have been no significant changes with respect to these policies during the first 26 weeks of fiscal 2010 except as described below.

Accounting for Goodwill. The Company has one operating segment and reporting unit for purposes of evaluating goodwill for impairment. Goodwill was $191.7 million as of June 29, 2010 and December 29, 2009, respectively.

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

We completed our annual impairment testing during the second quarter of 2010 and determined that goodwill was not impaired. A key assumption on our fair value estimate using the income approach is the discount rate. We selected a weighted average cost of capital of 10.8%.

Recently Issued Accounting Statements and Pronouncements

See Note 9 of the unaudited Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our unaudited Condensed Consolidated Financial Statements.

Results of Operations

The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 13-week and 26-week periods ended June 29, 2010 and June 30, 2009, respectively:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Comparable store sales	10.4%	(12.6)%	10.3%	(8.8)%
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	30.5%	26.8%	30.3%	26.8%
Direct labor	30.0%	30.5%	29.8%	30.2%
Other restaurant operating expenses	31.6%	34.4%	31.2%	33.9%

Activity with respect to unit count is set forth in the table below:

	26 Weeks Ended June 29, 2010	26 Weeks Ended June 30, 2009
Beginning of period	1,149	1,098
Developed(1)	—	3
Acquired(2)	—	105
Sold	—	(42)
Closed(1) (2)	(4)	(11)

End of period	1,145	1,153

Equivalent units, continuing operations(3)	1,146	1,141

(1)	For the 26 weeks ended June 30, 2009 three units were relocated or rebuilt and are included in both the developed and closed total above.
(2)	Includes one unit acquired during the 26 weeks ended June 30, 2009 that was closed immediately upon purchase.
(3)	Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis.

We had 513 units offering the WingStreet™ product line at June 29, 2010 and did not have any WingStreet™ development during the 26 weeks ended June 29, 2010.

Thirteen Weeks Ended June 29, 2010 Compared to June 30, 2009

Net Product Sales. Net product sales for the second quarter of 2010 compared to 2009, were $236.0 million and $214.3 million, respectively, an increase of $21.7 million, or 10.1%, resulting largely from a comparable store sales increase of 10.4% for the second quarter of 2010, rolling over last year’s second quarter comparable store sales decrease of 12.6% and a 0.8% decrease in equivalent units. The improved comparable store sales results are largely a result of our $10 Any Pizza promotion.

Fees and Other Income. Fees and other income were $10.8 million for the second quarter of 2010, compared to $9.5 million for the prior year, for an increase of $1.3 million or 14.4%. The increase was due to higher customer delivery charge income from increased delivery transactions.

Cost of Sales. Cost of sales was $71.9 million for the second quarter of 2010, compared to $57.4 million for the prior year for an increase of $14.5 million or 25.2%. Cost of sales increased 3.7%, as a percentage of net product sales, to 30.5%, compared to 26.8% in the prior year. This increase was largely due to pricing and product mix changes due to the $10 Any Pizza promotion as well as higher ingredient costs. With the $10 Any Pizza promotion, we realized a shift in both pizza size and toppings, which resulted in a higher level of sales of large and specialty (3+ topping) pizzas than when compared to prior periods. Because the $10 price point is significantly less than historical promotions for this type of product, it has resulted in a higher cost of sales percentage as compared to prior periods.

Direct Labor. Direct labor costs for the second quarter of 2010 and 2009 were $70.8 million and $65.3 million, respectively, an increase of $5.5 million, or 8.4%. Direct labor costs were 30.0% of net product sales for the second quarter of 2010, a 0.5% decrease compared to the prior year. The favorable variance was primarily due to the leveraging impact on fixed and semi-fixed labor costs as a result of the comparable store sales increase which was partially offset by increased average wage rates (approximately 60 basis points) related to the July 2009 minimum wage increase.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 13 weeks ended June 29, 2010 and June 30, 2009 were $74.6 million and $73.8 million, respectively, an increase of $0.8 million, or 1.0%. Other operating expenses were 31.6% of net product sales for the second quarter of 2010 compared to 34.4% of net product sales for the same period of the prior year, a decrease of 2.8%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended June 30, 2009	34.4%
Depreciation expense	(1.3)
Rent and occupancy costs	(1.0)
Delivery driver insurance costs	(0.3)
Telephone expense	(0.3)
Outsourced call center costs brought in-house	(0.2)
Restaurant manager bonuses	0.3
Delivery driver reimbursements	0.3
Other, net	(0.3)

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended June 29, 2010	31.6%

The favorable variance was largely due to the leveraging impact on fixed and semi-fixed costs, primarily occupancy costs and depreciation, due to the comparable store sales increase, lower telephone expense and outsourced call center expenses for a certain acquisition market in the prior year which was brought in-house in late third quarter 2009. These decreases were partially offset by increased delivery driver reimbursement expenses due to increased delivery transactions and higher fuel costs and increased restaurant manager bonuses.

Depreciation expense for store operations was $7.9 million or 3.3% of net product sales for the second quarter of 2010 compared to $9.9 million or 4.6% of net product sales for the prior year. The decrease in depreciation expense as compared to the prior year is largely due to short-lived assets from the 2008 and 2009 unit acquisitions becoming fully depreciated.

General and Administrative Expenses. General and administrative expenses for the 13 weeks ended June 29, 2010 were $12.3 million compared to $12.1 million for the 13 weeks ended June 30, 2009, an increase of $0.2 million or 1.7%. This increase is largely due to higher credit card transaction fees from increased sales volume of $0.4 million during the second quarter of 2010 which were partially offset by non-recurring acquisition training costs of $0.2 million incurred in the second quarter of 2009.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $2.8 million and $2.9 million for the second quarter of 2010 and 2009, respectively.

Other. We recorded expense of $0.4 million and $0.1 million for other expenses during the second quarter of 2010 and 2009, respectively.

Interest Expense. Interest expense was $7.3 million for the second quarter of 2010 compared to $7.8 million for the prior year, a decrease of $0.5 million due to lower average outstanding debt balances as compared to the prior year. Our cash borrowing rate increased 0.2% to 6.6% during the second quarter of 2010 compared to the prior year and our average outstanding debt balance decreased $49.1 million to $402.6 million for the second quarter of 2010. Interest expense included $0.6 million and $0.5 million for amortization of deferred debt issuance costs in the second quarter 2010 and 2009, respectively.

Income Taxes. For the 13 weeks ended June 29, 2010, we recorded income tax expense of $1.5 million which resulted in an effective income tax rate of 22.4% compared to an effective tax rate of 22.2%, or $1.0 million, for the 13 weeks ended June 30, 2009. The lower than statutory rates are due to the impact of tax credits in relation to income before taxes for both years and a $0.4 million favorable discrete tax adjustment for federal tax credit carry back adjustments during the second quarter of 2009.

Net income. Net income for the 13 weeks ended June 29, 2010 was $5.1 million, compared to $3.4 million for the prior year. The increase was primarily due to the benefit of a 10.1% increase in net product sales and increased customer delivery charge income which were partially offset by increased cost of sales, direct labor costs and other restaurant operating expenses.

Twenty-Six Weeks Ended June 29, 2010 Compared to June 30, 2009-adjusted for discontinued operations

Net Product Sales. Net product sales for the 26 weeks ended June 29, 2010 were $488.6 million compared to $436.7 million for the same period of 2009, an increase of $51.9 million, or 11.9%, resulting largely from a comparable store sales increase of 10.3% for the 26 weeks ended June 29, 2010, rolling over last year’s comparable store sales decline of 8.8%.

Fees and Other Income. Fees and other income were $22.7 million for the 26 weeks ended June 29, 2010, compared to $19.5 million for the prior year, for an increase of $3.2 million or 16.5%. The increase was due to higher customer delivery charge income from increased delivery transactions.

Cost of Sales. Cost of sales was $147.9 million for the 26 weeks ended June 29, 2010, compared to $117.0 million for the prior year for an increase of $30.9 million or 26.5%. Cost of sales increased 3.5%, as a percentage of net product sales, to 30.3%, compared to 26.8% in the prior year. This increase was largely due to pricing and product mix changes due to the $10 Any Pizza promotion as well as higher ingredient costs, primarily meat. With the $10 Any Pizza promotion, we realized a shift in both pizza size and toppings, which resulted in a higher level of sales of large and specialty (3+ topping) pizzas than when compared to prior periods. Because the $10 price point is significantly less than historical promotions for this type of product, it has resulted in a higher cost of sales percentage as compared to prior periods.

Direct Labor. Direct labor costs for the 26 weeks ended June 29, 2010 as compared to the prior year were $145.7 million and $131.7 million, respectively, an increase of $14.0 million, or 10.6%. Direct labor costs were 29.8% of net product sales for the 26 weeks ended June 29, 2010, a 0.4% decrease compared to the prior year. The favorable variance was primarily due to the leveraging impact on fixed and semi-fixed labor costs as a result of the comparable store sales increase which was partially offset by increased average wage rates (approximately 60 basis points) related to the July 2009 minimum wage increase.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 26 weeks ended June 29, 2010 as compared to the prior year were $152.6 million and $148.0 million, respectively, an increase of $4.6 million, or 3.1%. Other operating expenses were 31.2% of net product sales for the 26 weeks ended June 29, 2010 compared to 33.9% of net product sales for the prior year, a decrease of 2.7%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 26 weeks ended June 30, 2009	33.9%
Depreciation expense	(1.2)
Rent and occupancy costs	(1.1)
Telephone expense	(0.3)
Outsourced call center costs brought in-house	(0.2)
Delivery driver reimbursements	0.3
Restaurant manager bonuses	0.2
Other, net	(0.4)

Other restaurant operating expenses as a percentage of net product sales for the 26 weeks ended June 29, 2010	31.2%

The favorable variance was largely due to the leveraging impact on fixed and semi-fixed costs, primarily depreciation and occupancy costs, due to the comparable store sales increase, lower telephone expense and outsourced call center expenses for a certain acquisition market in the prior year which was brought in-house in late third quarter 2009. These decreases were partially offset by increased delivery driver reimbursement expenses due to increased delivery transactions and higher fuel costs and higher restaurant manager bonuses.

Depreciation expense for store operations was $16.1 million or 3.3% of net product sales for the 26 weeks ended June 29, 2010 compared to $19.6 million or 4.5% of net product sales for the prior year. The decrease in depreciation expense as compared to the prior year is largely due to short-lived assets from the 2008 and 2009 unit acquisitions becoming fully depreciated.

General and Administrative Expenses. General and administrative expenses for the 26 weeks ended June 29, 2010 were $24.4 million compared to $24.8 million for the prior year, a decrease of $0.4 million or 1.3%. This decrease is largely due to a reduction in certain employee related compensation expenses, which may be reinstated on a discretionary basis based on fiscal 2010 operating results, and targeted headcount reductions of approximately $0.8 million. Additionally, increased credit card transaction fees from higher sales volume in the current year of $0.9 million were partially offset by $0.5 million for non-recurring acquisition integration costs incurred in the first half of 2009.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $5.7 million and $5.9 million for the 26 weeks ended June 29, 2010 and June 30, 2009, respectively.

Other. We recorded expense of $0.8 million for other expenses for both year-to-date periods of 2010 and 2009, respectively. Included in this category for the 26 weeks ended June 30, 2009 were direct acquisition costs which were required to be expensed under accounting guidance for business combinations effective for fiscal year 2009 of $0.4 million.

Interest Expense. Interest expense was $14.9 million for the 26 weeks ended June 29, 2010 compared to $15.7 million for the prior year, a decrease of $0.8 million due to lower average outstanding debt balances as compared to the prior year. Our cash borrowing rate for the 26 weeks ended June 29, 2010 was flat as compared to the prior year at 6.4%, however, our average outstanding debt balance decreased $36.5 million to $418.0 million for the first half of 2010 largely due to the payment of our mandatory excess cash flow pre-payment of $31.3 million during the first quarter of 2010. Interest expense included $1.3 million and $1.0 million for amortization of deferred debt issuance costs for the 26 week periods of 2010 and 2009, respectively.

Income Taxes. For the 26 weeks ended June 29, 2010, we recorded income tax expense of $4.8 million which resulted in an effective income tax rate of 24.6% compared to an effective tax rate of 24.2%, or $3.0 million, for the prior year. The lower than statutory rates for both years were due to the impact of tax credits in relation to income before taxes. The 26 weeks ended June 30, 2009 included favorable discrete tax adjustments of $1.0 million ($0.6 million for state tax rate adjustment and $0.4 million for federal tax credit carry back adjustments).

Income from Continuing Operations, net of taxes. Income from continuing operations for the 26 weeks ended June 29, 2010 was $14.6 million, compared to $9.4 million for the prior year. The increase was primarily due to the benefit of an 11.9% increase in net product sales, increased customer delivery charge income and lower interest expense which were partially offset by increases in cost of sales, restaurant operating expenses and direct labor and higher income tax expense.

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

Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions. We will continue to evaluate the credit markets as we assess the future potential refinancing of our existing credit facility and our acquisition and other growth opportunities.

Our working capital was a deficit of $38.8 million at June 29, 2010. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit. We are able to operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with a working capital deficit, we have historically utilized excess cash flow from operations for debt reduction, capital expenditures and acquisitions, and we have used our revolving line of credit to provide liquidity for our working capital needs. At June 29, 2010, we had $58.1 million of borrowing capacity available under our revolving line of credit net of $16.9 million of outstanding letters of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $50.1 million for the 26 weeks ended June 29, 2010 compared to $39.7 million for the prior year. Cash flows from operations during the 26 weeks ended June 29, 2010 were positively impacted by a $9.3 million increase from net changes in working capital and a $1.7 million positive impact of after tax cash flows from operations (after adding back non-cash items to net income) as compared to the prior year.

Cash flows from investing activities

Cash flows used in investing activities were $6.6 million during the 26 weeks ended June 29, 2010 compared to $27.6 million for the 26 weeks ended June 30, 2009. For the first half of 2010, we invested $8.6 million in capital expenditures. Additionally, we received proceeds of $2.1 million from asset sales as PHI exercised its option to purchase five assets which were part of the fiscal 2008 and 2009 sale transactions. During 2009, we completed an asset purchase and sale transaction with PHI in which we purchased 55 units for $18.7 million and sold 42 units for $19.5 million. We also completed an acquisition of 50 units for $14.2 million. During the first half of 2009 we invested $14.8 million in capital expenditures, consisting of approximately $9.4 million in our existing operations (including approximately $0.6 million for WingStreet ™ development at 26 units) and $5.4 million for acquisition related information technology equipment.

Cash flows from financing activities

Net cash outflows for financing activities were $31.4 million for the 26 weeks ended June 29, 2010 compared to $11.3 million for the 26 weeks ended June 30, 2009. We are required, under certain circumstances as defined in our credit agreement, to make an excess cash flow mandatory prepayment on our term loan notes not later than 120 days after each fiscal year-end. During the first quarter of 2010, we paid our mandatory excess cash flow prepayment of $31.3 million on our senior secured credit facility utilizing cash reserves. The mandatory prepayment during 2009 was made in the second quarter last year and totaled $17.1 million. We had no net activity on our revolving credit facility during the first half of 2010 compared to net borrowings of $2.0 million for the first half of 2009. During the first half of 2009 we completed sale-leaseback transactions for six properties acquired in Virginia during the fourth quarter of 2008 for $2.9 million and completed sale-leaseback transactions on two formerly leased properties (purchased in 2008) for $0.9 million.

Based on currently expected 2010 results, we anticipate that we will be required to make a mandatory prepayment of an amount between $23 million and $28 million depending upon the amount of excess cash flow generated during our fiscal year and our leverage at fiscal year-end. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement. As the excess cash flow mandatory prepayment is an estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this estimate as a current liability.

As of June 29, 2010, we were in compliance with all of the financial covenants under our senior secured credit facility. Further, as shown in the following table, our financial leverage ratio has declined from 4.51x at fiscal 2009 year end to 4.11x as a result of our $31.3 million payment on our senior secured credit facility and improved operating results. Our ratios under the foregoing financial covenants in our credit agreement as of June 29, 2010 were as follows:

	Actual	Covenant Requirement

Maximum leverage ratio	4.11x	Not more than 4.75x
Minimum interest coverage ratio	1.89x	Not less than 1.70x

Based upon the provisions of our credit agreement, the financial covenants applicable to the Company adjust based on the following schedule:

Maximum total leverage ratio	Leverage Ratio
December 30, 2009 - December 28, 2010	4.75x
December 29, 2010 - December 27, 2011	4.25x
December 28, 2011 and thereafter	4.00x

Minimum interest coverage ratio	Coverage Ratio
December 30, 2009 - June 29, 2010	1.70x
June 30, 2010 and thereafter	1.75x

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

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At June 29, 2010, we had $58.1 million of borrowing capacity available under our revolving line of credit net of $16.9 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

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

	13 Weeks Ended		26 Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Net income from continuing operations	$5,120	$3,357	$14,580	$9,379
Adjustments:
Interest expense	7,349	7,819	14,874	15,743
Income tax expense	1,482	957	4,759	2,999
Depreciation and amortization	11,100	13,031	22,523	25,985
Net facility impairment charges	437	100	844	251
Pre-opening expenses and other	224	362	508	1,086

Adjusted EBITDA from continuing operations	25,712	25,626	58,088	55,443
Adjusted EBITDA from discontinued operations	—	—	—	142

Adjusted EBITDA	$25,712	$25,626	$58,088	$55,585

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

Letters of Credit

As of June 29, 2010, we had letters of credit of $16.9 million issued under our existing credit facility in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of June 29, 2010, we had $227.4 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at June 29, 2010:

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

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.14 for the 26 weeks ended June 29, 2010 and $0.12 per pound for 2009) would have been approximately $3.6 million and $2.2 million for the 26 weeks ended June 29, 2010 and June 30, 2009, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 12, 2009, a lawsuit against the Company, entitled Jeffrey Wass, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, was filed in the United States District Court for the District of Kansas. A First Amended Complaint, entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., was filed on July 2, 2009. The Complaint was brought by Plaintiffs Wass and Smith individually and on behalf of similarly situated employees who work or previously worked as delivery drivers for NPC. The First Amended Complaint alleged a collective action under the Fair Labor Standards Act (“FLSA”) to recover unpaid wages and excessive deductions owed to plaintiffs and similarly situated workers employed by NPC in 28 states, and as a class action under Colorado law on behalf of Plaintiff Smith and all other similarly situated workers employed by NPC in Colorado to recover unpaid minimum wages and excess payroll deductions and certain costs relating to uniforms and special apparel. The First Amended Complaint alleged among other things that NPC deprived plaintiffs and other NPC delivery drivers of minimum wages by providing insufficient reimbursements for automobile and other job-related expenses incurred for the purposes of delivering NPC’s pizza and other food items.

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

Plaintiffs filed a Second Amended Complaint on March 22, 2010, which alleged a collective action under the FLSA on behalf of plaintiffs and similarly situated workers employed by NPC in 28 states, and a class action under Rule 23 of the Federal Rules of Civil Procedure on behalf of Plaintiff Smith and similarly situated workers employed in states in which the state minimum wage is higher than the federal minimum wage. The Second Amended Complaint contended that NPC deprived delivery drivers of minimum wages by providing insufficient reimbursements for automobile expenses incurred for the purposes of delivering NPC’s pizza and other food items. NPC filed a motion to dismiss the Second Amended Complaint on April 8, 2010.

On June 24, 2010, the Court granted NPC’s motion to dismiss the Second Amended Complaint as to all claims filed by Plaintiff Wass, all Plaintiffs who had opted in to the class and all putative class members. The only claim remaining is the individual claim of one remaining class representative, Mark Smith. The Court’s Order did not grant Plaintiffs leave to amend the Second Amended Complaint, but Plaintiffs filed a motion seeking leave to amend. NPC filed an opposition to the motion on July 27, 2010, and the motion is currently pending before the Court. As a result, at this time the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 6, 2010.

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

Exhibit No.	Document Description

2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

2.3	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.4	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.5	Amendment to Asset Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.6	Amendment to Asset Purchase and Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008)

2.7	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of December 15, 2008 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2009)

2.8	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of January 13, 2009 (incorporated herein by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.9	Amendment to Asset Sale Agreement dated as of February 12, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.10	Second Amendment to Asset Sale Agreement dated as of February 16, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

Exhibit No.	Document Description

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999 (File No. 0-13007))

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated herein by reference as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.18	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2009)

10.19	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2009)

10.20	Amendment, dated as of March 10, 2009, to Amended and Restated Employment Agreement, dated as of December 29, 2008, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2009)

Exhibit No.	Document Description

10.21	Amendment, dated as of March 10, 2009, to Amended and Restated Employment Agreement, dated as of December 29, 2008, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2009)

10.22***	Restricted Common Unit Bonus Award Agreement dated May 5, 2010 between NPC Acquisition Holdings, LLC and James K. Schwartz

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

21.1**	List of subsidiaries

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith