Form 10-Q
period 2010-09-28
NPC INTERNATIONAL INC
filed 2010-11-08
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2010

or

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

There is no market for the Registrant’s equity. As of November 8, 2010, there were 1,000 shares of common stock outstanding.

PART I

PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 28, 2010	December 29, 2009
Assets
Current assets:
Cash and cash equivalents	$41,446	$14,669
Accounts receivable	4,003	4,897
Inventories	6,893	7,019
Prepaid expenses and other current assets	4,867	4,415
Assets held for sale	910	1,010
Deferred income taxes	3,576	2,801
Income taxes receivable	—	2,703

Total current assets	61,695	37,514
Facilities and equipment	277,450	270,304
Less accumulated depreciation	(129,181)	(105,891)

Net facilities and equipment	148,269	164,413
Franchise rights, less accumulated amortization of $38,638 and $31,509, respectively	401,624	408,714
Goodwill	191,701	191,701
Other assets, net	25,187	26,982

Total assets	$828,476	$829,324

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,340	$25,936
Accrued liabilities	39,815	34,484
Accrued interest	8,566	4,936
Income taxes payable	147	—
Current portion of insurance reserves	10,117	9,056
Current portion of debt	1,190	31,340

Total current liabilities	87,175	105,752

Long-term debt	401,180	402,370
Other deferred items	30,973	36,841
Insurance reserves	13,025	12,313
Deferred income taxes	117,877	113,473

Total long-term liabilities	563,055	564,997

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of September 28, 2010 and December 29, 2009)	—	—
Paid-in-capital	163,376	163,325
Accumulated other comprehensive loss	(1,821)	(3,372)
Retained earnings (deficit)	16,691	(1,378)

Total stockholders’ equity	178,246	158,575

Total liabilities and stockholders’ equity	$828,476	$829,324

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended Sept. 28, 2010	13 Weeks Ended Sept. 29, 2009
Sales:
Net product sales	$226,748	$205,107
Fees and other income	10,419	8,847

Total sales	237,167	213,954
Costs and expenses:
Cost of sales	65,879	53,855
Direct labor	69,255	65,273
Other restaurant operating expenses	76,381	73,442
General and administrative expenses	11,884	11,901
Corporate depreciation and amortization of intangibles	2,894	2,955
Other	329	718

Total costs and expenses	226,622	208,144

Operating income	10,545	5,810
Interest expense	(7,278)	(7,695)

Income (loss) before income taxes	3,267	(1,885)
Income tax benefit	(222)	(3,215)

Net income	$3,489	$1,330

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	39 Weeks Ended Sept. 28, 2010	39 Weeks Ended Sept. 29, 2009
Sales:
Net product sales	$715,332	$641,803
Fees and other income	33,087	28,305

Total sales	748,419	670,108
Costs and expenses:
Cost of sales	213,769	170,806
Direct labor	214,929	197,002
Other restaurant operating expenses	228,950	221,405
General and administrative expenses	36,328	36,671
Corporate depreciation and amortization of intangibles	8,570	8,810
Other	1,115	1,483

Total costs and expenses	703,661	636,177

Operating income	44,758	33,931
Interest expense	(22,152)	(23,438)

Income before income taxes	22,606	10,493
Income tax expense (benefit)	4,537	(216)

Income from continuing operations	18,069	10,709
Loss from discontinued operations, net of taxes	—	(59)

Net income	$18,069	$10,650

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive loss	Total stockholders’ equity

Balance at December 29, 2009	1,000	$—	$163,325	$(1,378)	$(3,372)	$158,575
Restricted common units Comprehensive income:			51			51
Net income	—	—	—	18,069	—	18,069
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(1,774)	(1,774)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	3,325	3,325

Total comprehensive income						19,620

Balance at September 28, 2010	1,000	$—	$163,376	$16,691	$(1,821)	$178,246

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	39 Weeks Ended	39 Weeks Ended
	Sept. 28, 2010	Sept. 29, 2009
Operating activities
Net income	$18,069	$10,650
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,217	39,077
Amortization of debt issuance costs	1,930	1,515
Net facility impairment charges	1,183	947
Deferred income taxes	2,634	(30)
Net (gain) loss on disposition of assets	(101)	64
Other	51	—
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	777	506
Inventories	126	1,349
Prepaid expenses and other current assets	(618)	(266)
Accounts payable	1,404	(649)
Income taxes	2,850	(1,097)
Accrued interest	3,630	2,782
Accrued liabilities	3,225	(1,875)
Insurance reserves	1,773	823
Other deferred items	(1,511)	(1,816)
Other assets	(605)	(182)

Net cash provided by operating activities	69,034	51,798

Investing activities
Capital expenditures	(13,884)	(19,526)
Net proceeds from sale of units	—	19,463
Purchase of business assets, net of cash acquired	—	(32,798)
Proceeds from sale or disposition of assets	2,102	660

Net cash used in investing activities	(11,782)	(32,201)

Financing activities
Borrowings under revolving credit facility	13,105	216,224
Payments under revolving credit facility	(13,105)	(219,224)
Payments on term bank facilities	(31,340)	(17,094)
Debt issue costs	—	(796)
Proceeds from sale-leaseback transactions	865	6,402

Net cash used in financing activities	(30,475)	(14,488)

Net change in cash and cash equivalents	26,777	5,109
Beginning cash and cash equivalents	14,669	5,327

Ending cash and cash equivalents	$41,446	$10,436

Supplemental disclosures of cash flow information:
Net cash paid for interest	$16,593	$19,141
Net cash paid for income taxes	$98	$2,813

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

There were no changes in goodwill during the 39 weeks ended September 28, 2010.

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	September 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,262	$(38,638)	$401,624
Favorable leasehold interests	10,071	(2,816)	7,255
Unfavorable leasehold interests	(4,327)	1,653	(2,674)
Internally developed software	1,069	(944)	125
Non-compete	1,925	(1,700)	225

Total	$449,000	$(42,445)	$406,555

	December 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,223	$(31,509)	$408,714
Favorable leasehold interests	10,114	(2,241)	7,873
Unfavorable leasehold interests	(4,425)	1,248	(3,177)
Internally developed software	1,069	(784)	285
Non-compete	1,925	(1,412)	513

Total	$448,906	$(34,698)	$414,208

Amortization expense on intangible assets was $2.6 million and $2.7 million for the 13 weeks ended September 28, 2010 and September 29, 2009, respectively, and $7.7 million and $8.0 million for the 39 weeks ended September 28, 2010 and September 29, 2009, respectively.

Note 3 – Debt

The Company’s long-term debt consisted of the following (in thousands):

	September 28, 2010	December 29, 2009
Senior Secured Term Loan Note	$227,370	$258,710
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	—

	402,370	433,710
Less current portion	1,190	31,340

	$401,180	$402,370

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At September 28, 2010, the Company was in compliance with all of its debt covenants.

Under the provisions of the credit agreement for the Senior Secured Credit Facility, the Company is required under certain circumstances to make an excess cash flow mandatory prepayment on the term loan notes not later than 120 days after each fiscal year end. Based upon the amount of excess cash flow generated during fiscal 2009 and the Company’s leverage at fiscal 2009 year end, each of which is defined in the credit agreement, the Company was required to make an excess cash flow mandatory prepayment of $31.3 million. This amount was included in the current portion of long-term debt at December 29, 2009 and was paid utilizing cash reserves on March 30, 2010. Based on currently expected 2010 results, the Company anticipates that it will be required to make a mandatory prepayment of between $27 million and $33 million in 2011, depending upon the amount of excess cash flow generated during its fiscal year and its leverage at fiscal year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such the Company has not reflected any of this estimate as a current liability. Such payment is due the earlier of 120 days after the end of the current fiscal year or 30 days after the Company files its form 10-K for the current fiscal year.

Based upon independent trading data the estimated fair value of the Company’s debt facilities was as follows (in thousands):

	September 28, 2010	December 29, 2009
Senior Secured Term Loan Note	$220,549	$242,541
Senior Subordinated Notes	178,500	172,375
Senior Secured Revolving Credit Facility	—	—

	$399,049	$414,916

Carrying value	$402,370	$433,710

The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debt holders could realize in an actual market transaction.

Note 4 – Income Taxes

For the 39 weeks ended September 28, 2010, the Company recorded income tax expense of $4.5 million which resulted in an effective income tax rate of 20.1% compared to income tax expense of $0.2 million during the 39 weeks ended September 29, 2009. For the 39 weeks ended September 28, 2010, the lower than statutory rate was primarily attributable to tax credits and the net tax benefit of $1.2 million associated with the change in the liability for uncertain tax positions. During the 39 weeks ended September 29, 2009, the Company recorded a net tax benefit of $1.9 million associated with the change in the liability for uncertain tax positions. Additionally, during this period the Company recorded $0.4 million of income tax benefit related to state tax rate changes and federal tax credit carry back adjustments. Excluding the impact of these discrete items totaling $2.3 million, the Company’s income tax expense would have been $2.1 million or 20.2% for the 39 weeks ended September 29, 2009.

The liability for uncertain tax positions was $8.8 million as of September 28, 2010, was considered long term and was included in other deferred items in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 29, 2009	$9,799
Additions based on tax positions related to the current year	43
Additional interest / penalties accrued	667
Lapse of applicable statute of limitations	(1,682)

Balance at September 28, 2010	$8,827

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

On June 24, 2010, the Court granted NPC’s motion to dismiss the Second Amended Complaint as to all claims filed by Plaintiff Wass, all Plaintiffs who had opted in to the class and all putative class members. The only claims not dismissed were the individual claims of one remaining class representative, Mark Smith. The Court’s Order did not grant Plaintiffs leave to amend the Second Amended Complaint, but Plaintiffs filed a motion seeking leave to amend. NPC filed an opposition to the motion on July 27, 2010.

On September 1, 2010, the Court granted plaintiffs leave to file their Third Amended Complaint, which was filed on September 3, 2010, again asserting claims by Wass and all class members. NPC filed a motion for summary judgment as to named plaintiff Wass’ claims on September 17, 2010. Wass filed his opposition on October 8, 2010. NPC replied on October 22, 2010. Because the motion is pending before the Court, NPC is not able to predict the outcome of this suit or possible loss ranges, nor, its effect on NPC’s operations or financial condition.

On September 30, 2010 the Court entered a routine scheduling order, setting January 21, 2011 as the deadline for plaintiffs to file a motion for conditional certification of a collective action under FLSA. It also set deadlines for class discovery, but did not at that time set deadlines for Rule 23 certification, final discovery, dispositive motions, decertification, or trial. The Company believes the lawsuit is wholly without merit and will defend itself from all claims vigorously.

Note 6 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments, which the Company designated as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following interest rate swap contracts were entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at September 28, 2010:

Effective Date	Notional Amount (in thousands)	Fixed Rate Paid	Maturity Date

June 6, 2006	$20,000	5.39%	December 31, 2010
January 31, 2008	50,000	3.16%	January 31, 2011
April 7, 2008	50,000	2.79%	April 7, 2011
November 18, 2008	30,000	2.81%	November 18, 2011

	$150,000

The following table presents the fair value of the Company’s hedging portfolio as of September 28, 2010 and December 29, 2009 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	September 28, 2010	December 29, 2009
Accrued liabilities	$2,105	$—
Other deferred items	$885	$5,536

The effect of the derivative instruments on the unaudited Condensed Consolidated Financial Statements was as follows (in thousands):

	Loss Recognized in OCI on Derivative Instruments (Effective Portion)				Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	For the 13 Weeks Ended		For the 39 Weeks Ended		Location	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept. 28, 2010	Sept. 29, 2009	Sept. 28, 2010	Sept. 29, 2009		Sept. 28, 2010	Sept. 29, 2009	Sept. 28, 2010	Sept. 29, 2009
Interest rate contracts	$(683)	$(1,740)	$(1,774)	$(3,131)	Interest expense	$(1,060)	$(1,360)	$(3,325)	$(3,366)

The Company currently estimates that earnings will be negatively impacted by approximately $2.1 million within the next twelve months, contemporaneously with the net settlement of the underlying interest payments, which may vary based on actual changes within the LIBOR market rates.

The Company estimates the fair value of its interest rate swap contracts using independent market data considered to be a Level 2 observable input. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During the third quarter and year-to-date periods of fiscal 2010 and 2009, there was virtually no ineffectiveness related to cash flow hedges.

Note 7 – Comprehensive Income

Comprehensive income is comprised of the following:

	13 Weeks Ended		39 Weeks Ended
	Sept. 28, 2010	Sept. 29, 2009	Sept. 28, 2010	Sept. 29, 2009
Net income	$3,489	$1,330	$18,069	$10,650
Change in valuation of interest rate swap agreements, net of tax	377	(380)	1,551	235

Comprehensive income	$3,866	$950	$19,620	$10,885

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

Bank of America Merchant Services. In January 2009, Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During both the 39 weeks ended September 28, 2010 and September 29, 2009, the Company paid Bank of America Merchant Services, an affiliate of BOA, $0.3 million for credit card processing services.

Bank of America, N.A. In December 2009, the Company opened a money market account with Bank of America, N.A., an affiliate of BOA, to invest any excess cash balances on hand. As of September 28, 2010, the Company had $38.1 million invested in this account. These investments are trading securities, which are included in cash and cash equivalents, and the fair value of the investment was determined using independent market data considered to be a Level 2 observable input.

Participation in Senior Secured Credit Facility. Bank of America, N.A., an affiliate of BOA, and Merrill Lynch Capital Corporation (“MLCC”), an affiliate of MLGPE, were active participants in the Company’s Senior Secured Credit Facility. As of September 28, 2010, Bank of America, N.A., held $1.9 million, or 1.0%, of the term loan notes outstanding and $12.5 million, or 16.7%, of the revolving credit facility, and MLCC held $7.5 million, or 10.0%, of the revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of September 28, 2010.

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

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2009 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of September 28, 2010 we operated 1,143 Pizza Hut units in 28 states with significant presence in the Midwest, South and

Southeast. As of the third quarter 2010, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal year 2010 and 2009 each contains 52 weeks.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 39 weeks ended September 28, 2010, pizza sales accounted for approximately 79% of net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.

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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 45% of our units include the WingStreet™ product line at September 28, 2010. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each year-to-date fiscal period:

	39 Weeks Ended Sept. 28, 2010	39 Weeks Ended Sept. 29, 2009
Sales by occasion:
Delivery	37%	40%
Carryout	45%	39%
Dine-in	18%	21%
Number of restaurants open at the end of the period:
Delco	428	431
RR	182	187
RBD	533	534

	1,143(1)	1,152(1)

(1) Includes 513 units and 508 units offering the WingStreet™ product line, at September 28, 2010 and September 29, 2009, respectively.

Our Costs

Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuations in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-19%; meat: 13-17%; and packaging: 8-10%. These costs can fluctuate from year-to-year due to a shift in product mix and given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives taken under the direction of the UFPC.

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

Overall, our total commodity costs were higher during the third quarter of 2010 than the prior year, largely due to higher meat and cheese costs which were partially offset by lower packaging costs. The average meat price for the third quarter of 2010 increased $0.42 per pound or 28% as compared to the third quarter of 2009. The average block cheese price was $1.62 per pound for the third quarter of fiscal 2010, an increase of $0.36 or 29% versus the average price for the third quarter of 2009.

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

Inflation and Deflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. The rollover impact of the July 24, 2009 federal minimum wage increase was approximately $3.0 million for fiscal year 2010. We are not always able to offset higher food, labor, fuel and other costs with price increases.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2009 Form 10-K. There have been no significant changes with respect to these policies during the first 39 weeks of fiscal 2010 except as described below.

Accounting for Goodwill. The Company has one operating segment and reporting unit for purposes of evaluating goodwill for impairment. Goodwill was $191.7 million as of September 28, 2010 and December 29, 2009, respectively.

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

Results of Operations

The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 13-week and 39-week periods ended September 28, 2010 and September 29, 2009, respectively:

	13 Weeks Ended		39 Weeks Ended
	Sept. 28, 2010	Sept. 29, 2009	Sept. 28, 2010	Sept. 29, 2009
Comparable store sales	10.9%	(12.9)%	10.5%	(10.1)%
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	29.1%	26.3%	29.9%	26.6%
Direct labor	30.5%	31.8%	30.0%	30.7%
Other restaurant operating expenses	33.7%	35.8%	32.0%	34.5%

Activity with respect to unit count is set forth in the table below:

	39 Weeks Ended Sept. 28, 2010	39 Weeks Ended Sept. 29, 2009
Beginning of period	1,149	1,098
Developed(1)	1	4
Acquired(2)	—	105
Sold	—	(42)
Closed(1) (2)	(7)	(13)

End of period	1,143	1,152

Equivalent units, continuing operations(3)	1,145	1,145

(1)	For the 39 weeks ended September 29, 2009 four units were relocated or rebuilt and are included in both the developed and closed total above.
(2)	Includes one unit acquired during the 39 weeks ended September 29, 2009 that was closed immediately upon purchase and is included in both the acquired and closed total above.
(3)	Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis.

We had 513 units offering the WingStreet™ product line at September 28, 2010 and did not have any WingStreet™ development during the 39 weeks ended September 28, 2010.

Thirteen Weeks Ended September 28, 2010 Compared to September 29, 2009

Net Product Sales. Net product sales for the third quarter of 2010 compared to 2009, were $226.7 million and $205.1 million, respectively, an increase of $21.6 million, or 10.6%, resulting largely from a comparable store sales increase of 10.9% for the third quarter of 2010, rolling over last year’s third quarter comparable store sales decrease of 12.9% and a 0.8% decrease in equivalent units. The improved comparable store sales results are largely a result of our continued sales momentum associated with our simplified value pricing strategy and the introduction of the Big Italy pizza during the quarter.

Fees and Other Income. Fees and other income were $10.4 million for the third quarter of 2010, compared to $8.8 million for the prior year, for an increase of $1.6 million or 17.8%. The increase was due to higher customer delivery charge income from increased delivery transactions.

Cost of Sales. Cost of sales was $65.9 million for the third quarter of 2010, compared to $53.9 million for the prior year for an increase of $12.0 million or 22.3%. Cost of sales increased 2.8%, as a percentage of net product sales, to 29.1%, compared to 26.3% in the prior year. This increase was largely due to lower net pricing and product mix changes as well as higher ingredient costs which were partially offset by lower packaging costs, resulting in a higher cost of sales percentage as compared to prior period.

With the continuation of our value pricing strategy, we continued to realize a shift in both pizza size and toppings, which has resulted in a higher level of sales of large and specialty (3+ topping) pizzas when compared to the prior year. Because our net selling price is significantly less than the prior year, it has resulted in a higher cost of sales percentage.

Direct Labor. Direct labor costs for the third quarter of 2010 were $69.3 million compared to $65.3 million for the prior year, an increase of $4.0 million, or 6.1%. Direct labor costs were 30.5% of net product sales for the third quarter of 2010, a 1.3% decrease compared to the prior year. The favorable variance was primarily due to the sales leveraging impact on fixed and semi-fixed labor costs and decreased health insurance costs (approximately 50 basis points) due to favorable claims experience as compared to the prior year.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 13 weeks ended September 28, 2010 and September 29, 2009 were $76.4 million and $73.4 million, respectively, an increase of $3.0 million, or 4%. Other operating expenses were 33.7% of net product sales for the third quarter of 2010 compared to 35.8% of net product sales for the same period of the prior year, a decrease of 2.1%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended September 29, 2009	35.8%
Depreciation expense	(1.1)
Rent and occupancy costs	(1.0)
Telephone expense	(0.2)
Outsourced call center costs brought in-house	(0.2)
Restaurant manager bonuses	0.5
Other, net	(0.1)

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended September 28, 2010	33.7%

The favorable variance was largely due to the sales leveraging impact on fixed and semi-fixed costs, primarily occupancy costs and depreciation, as well as lower telephone expense and outsourced call center expenses for a certain acquisition market in the prior year which was brought in-house in late third quarter 2009. These decreases were partially offset by higher restaurant manager bonuses due to improved financial results.

Depreciation expense for store operations was $8.4 million or 3.7% of net product sales for the third quarter of 2010 compared to $9.9 million or 4.8% of net product sales for the prior year. The decrease in depreciation expense as compared to the prior year is largely due to short-lived assets from the 2008 and 2009 unit acquisitions becoming fully depreciated.

General and Administrative Expenses. General and administrative expenses for the 13 weeks ended September 28, 2010 and September 29, 2009 were both $11.9 million. Higher credit card transaction fees from increased sales volume of $0.3 million were offset by lower salaries and profit sharing expense as compared to the prior year.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $2.9 million and $3.0 million for the third quarter of 2010 and 2009, respectively.

Other. We recorded expense of $0.3 million and $0.7 million for other expenses during the third quarter of 2010 and 2009, respectively.

Interest Expense. Interest expense was $7.3 million for the third quarter of 2010 compared to $7.7 million for the prior year, a decrease of $0.4 million due to lower average outstanding debt balances as compared to the prior year. Our cash borrowing rate was 6.5% for both the third quarter of 2010 and 2009 and our average outstanding debt balance decreased $35.0 million to $402.4 million for the third quarter of 2010. Interest expense included $0.6 million and $0.5 million for amortization of deferred debt issuance costs in the third quarter 2010 and 2009, respectively.

Income Taxes. For the 13 weeks ended September 28, 2010, we recorded an income tax benefit of $0.2 million compared to an income tax benefit of $3.2 million for the 13 weeks ended September 29, 2009. The income tax benefit for the third quarter of 2010 was largely due to a favorable discrete tax adjustment of $1.5 million related to the release of liabilities for uncertain tax positions partially offset by tax expense for the quarter of $1.3 million. The income tax benefit for the third quarter of 2009 was largely due to a favorable discrete tax adjustment of $2.1 million related to the release of liabilities for uncertain tax positions which was partially offset by an unfavorable discrete tax adjustment of $0.5 million for federal tax credit carry back adjustments. Additionally, during the third quarter last year, the 2009 anticipated annual tax rate was decreased 11% to 20.2% excluding discrete items, due to lower projected taxable income which resulted in a third quarter 2009 tax benefit.

Net income. Net income for the 13 weeks ended September 28, 2010 was $3.5 million, compared to $1.3 million for the prior year. The increase was primarily due to the benefit of a 10.6% increase in net product sales and increased customer delivery charge income which were partially offset by increased cost of sales, direct labor costs and other restaurant operating expenses.

Thirty-Nine Weeks Ended September 28, 2010 Compared to September 29, 2009-adjusted for discontinued operations

Net Product Sales. Net product sales for the 39 weeks ended September 28, 2010 were $715.3 million compared to $641.8 million for the same period of 2009, an increase of $73.5 million, or 11.5%, resulting largely from a comparable store sales increase of 10.5% for the 39 weeks ended September 28, 2010, rolling over last year’s comparable store sales decline of 10.1%. The improved comparable store sales results are largely a result of our continued sales momentum associated with our $10 Any Pizza promotion during the first half of the year and our simplified value pricing strategy introduced during the third quarter of 2010.

Fees and Other Income. Fees and other income were $33.1 million for the 39 weeks ended September 28, 2010, compared to $28.3 million for the prior year, for an increase of $4.8 million or 16.9%. The increase was due to higher customer delivery charge income from increased delivery transactions.

Cost of Sales. Cost of sales was $213.8 million for the 39 weeks ended September 28, 2010, compared to $170.8 million for the prior year for an increase of $43.0 million or 25.2%. Cost of sales increased 3.3%, as a percentage of net product sales, to 29.9%, compared to 26.6% in the prior year. This increase was largely due to lower net pricing and product mix changes due to the $10 Any Pizza promotion and our simplified pricing strategy, as well as higher ingredient costs, primarily meat. With the $10 Any Pizza promotion and our simplified pricing, we realized a shift in both pizza size and toppings, which resulted in a higher level of sales of large and specialty (3+ topping) pizzas when compared to the prior year. Because our net selling price is significantly less than the prior year, it has resulted in a higher cost of sales percentage.

Direct Labor. Direct labor costs for the 39 weeks ended September 28, 2010 as compared to the prior year were $214.9 million and $197.0 million, respectively, an increase of $17.9 million, or 9.1%. Direct labor costs were 30.0% of net product sales for the 39 weeks ended September 28, 2010, a 0.7% decrease compared to the prior year. The favorable variance was primarily due to the sales leveraging impact on fixed and semi-fixed labor costs and decreased health insurance costs (approximately 20 basis points) due to favorable claims experience as compared to the prior year which were partially offset by increased average wage rates (approximately 40 basis points) related to the July 2009 minimum wage increase.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 39 weeks ended September 28, 2010 as compared to the prior year were $229.0 million and $221.4 million, respectively, an increase of $7.6 million, or 3.4%. Other operating expenses were 32.0% of net product sales for the 39 weeks ended September 28, 2010 compared to 34.5% of net product sales for the prior year, a decrease of 2.5%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 39 weeks ended September 29, 2009	34.5%
Depreciation expense	(1.2)
Rent and occupancy costs	(1.0)
Telephone expense	(0.2)
Outsourced call center costs brought in-house	(0.2)
Delivery driver reimbursements	0.3
Restaurant manager bonuses	0.3
Other, net	(0.5)

Other restaurant operating expenses as a percentage of net product sales for the 39 weeks ended September 28, 2010	32.0%

The favorable variance was largely due to the sales leveraging impact on fixed and semi-fixed costs, primarily depreciation and occupancy costs, lower telephone expense and outsourced call center expenses for a certain acquisition market in the prior year which was brought in-house in late third quarter 2009. These decreases were partially offset by increased delivery driver reimbursement expenses due to increased delivery transactions and higher fuel costs and higher restaurant manager bonuses.

Depreciation expense for store operations was $24.5 million or 3.4% of net product sales for the 39 weeks ended September 28, 2010 compared to $29.4 million or 4.6% of net product sales for the prior year. The decrease in depreciation expense as compared to the prior year is largely due to short-lived assets from the 2008 and 2009 unit acquisitions becoming fully depreciated.

General and Administrative Expenses. General and administrative expenses for the 39 weeks ended September 28, 2010 were $36.3 million compared to $36.7 million for the prior year, a decrease of $0.4 million or 0.9%. This decrease is largely due to a reduction in certain employee related compensation expenses and targeted headcount reductions of approximately $1.1 million. Additionally, increased credit card transaction fees from higher sales volume in the current year of $1.2 million were partially offset by approximately $0.5 million for non-recurring acquisition integration costs incurred in the first half of 2009.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $8.6 million and $8.8 million for the 39 weeks ended September 28, 2010 and September 29, 2009, respectively.

Other. We recorded other expense of $1.1 million and $1.5 million for the 39 weeks ended September 28, 2010 and September 29, 2009, respectively. Included in this category for the 39 weeks ended September 28, 2010 were facility impairment charges of $1.2 million compared to charges of $0.9 million for the same period of the prior year. The 39 weeks ended September 29, 2009 also included direct acquisition costs which were required to be expensed under accounting guidance for business combinations effective for fiscal year 2009 of $0.5 million.

Interest Expense. Interest expense was $22.2 million for the 39 weeks ended September 28, 2010 compared to $23.4 million for the prior year, a decrease of $1.2 million due to lower average outstanding debt balances as compared to the prior year. Our cash borrowing rate for the 39 weeks ended September 28, 2010 was flat as compared to the prior year at 6.5%, however, our average outstanding debt balance decreased $36.0 million to $412.8 million for the 39 weeks ended September 28, 2010 largely due to the payment of our mandatory excess cash flow pre-payment of $31.3 million during the first quarter of 2010. Interest expense included $1.9 million and $1.5 million for amortization of deferred debt issuance costs for the 39 week periods of 2010 and 2009, respectively.

Income Taxes. For the 39 weeks ended September 28, 2010, we recorded income tax expense of $4.5 million which resulted in an effective income tax rate of 20.1% compared to an income tax benefit of $0.2 million for the prior year. For the 39 weeks ended September 28, 2010, the lower than statutory rate was primarily attributable to tax credits and the net tax benefit of $1.2 million associated with the change in the liability for uncertain tax positions consisting of the release of liabilities due to the lapse of applicable statutes of limitations which was partially offset by additional interest and penalties accrued.

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

Income from Continuing Operations, net of taxes. Income from continuing operations for the 39 weeks ended September 28, 2010 was $18.1 million, compared to $10.7 million for the prior year. The increase was primarily due to the benefit of an 11.5% increase in net product sales, increased customer delivery charge income and lower interest expense which were partially offset by increases in cost of sales, restaurant operating expenses and direct labor and higher income tax expense.

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

Our working capital was a deficit of $25.5 million at September 28, 2010. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit. We are able to operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with a working capital deficit, we have historically utilized excess cash flow from operations and our revolving line of credit for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At September 28, 2010, we had $58.1 million of borrowing capacity available under our revolving line of credit net of $16.9 million of outstanding letters of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $69.0 million for the 39 weeks ended September 28, 2010 compared to $51.8 million for the prior year. Cash flows from operations during the 39 weeks ended September 28, 2010 were positively impacted by a $11.6 million increase from net changes in working capital and a $5.8 million positive impact of after tax cash flows from operations (after adding back non-cash items to net income) as compared to the prior year.

Cash flows from investing activities

Cash flows used in investing activities were $11.8 million during the 39 weeks ended September 28, 2010 compared to $32.2 million for the 39 weeks ended September 29, 2009. For the 39 weeks ended September 28, 2010, we invested $13.9 million in capital expenditures. Additionally, we received proceeds of $2.1 million from asset sales as PHI exercised its option to purchase five assets which were part of the fiscal 2008 and 2009 sale transactions. During 2009, we completed an asset purchase and sale transaction with PHI in which we purchased 55 units for $18.7 million and sold 42 units for $19.5 million. We also completed an acquisition of 50 units for $14.1 million. During the 39 weeks ended September 29, 2009 we invested $19.5 million in capital expenditures, consisting of approximately $14.0 million in our existing operations (including approximately $1.6 million for WingStreet™ development at 36 units) and $5.5 million for acquisition related information technology equipment.

We currently expect our capital expenditure investment to be approximately $24 million to $26 million in fiscal 2011. This estimate includes the development of 16 Delco units.

Cash flows from financing activities

Net cash outflows for financing activities were $30.5 million for the 39 weeks ended September 28, 2010 compared to $14.5 million for the 39 weeks ended September 29, 2009. We are required, under certain circumstances as defined in our credit agreement, to make an excess cash flow mandatory prepayment on our term loan notes not later than 120 days after each fiscal year end. During the first quarter of 2010, we paid our mandatory excess cash flow prepayment of $31.3 million on our senior secured credit facility utilizing cash reserves. The mandatory prepayment during 2009 was made in the second quarter last year and totaled $17.1 million. We had no net activity on our revolving credit facility during the first 39 weeks of 2010 compared to net repayments of $3.0 million for the same period of 2009.

During the third quarter of 2010, we completed a sale-leaseback transaction on one fee owned property for $0.9 million. During the first half of 2009 we completed sale-leaseback transactions for six properties acquired in Virginia during the fourth quarter of 2008 for $2.9 million and completed sale-leaseback transactions on two formerly leased properties (purchased in 2008) for $0.9 million. Additionally, during the third quarter of 2009, we completed sale-leaseback transactions for two properties constructed in 2009 for $2.6 million.

Based on currently expected 2010 results, we anticipate that we will be required to make a mandatory prepayment of an amount between $27 million and $33 million in 2011 depending upon the amount of excess cash flow generated during our fiscal year and our leverage at fiscal year-end. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due the earlier of 120 days after the end of our current fiscal year or 30 days after we file our Form 10-K for our current fiscal year. As the excess cash flow mandatory prepayment is an estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this estimate as a current liability.

As of September 28, 2010, we were in compliance with all of the financial covenants under our senior secured credit facility. Further, as shown in the following table, our financial leverage ratio has declined from 4.51x at fiscal 2009 year end to 4.00x as a result of our $31.3 million payment on our senior secured credit facility and improved operating results. Such ratios do not include the benefit of our cash balances. Our ratios under the foregoing financial covenants in our credit agreement as of September 28, 2010 were as follows:

	Actual	Covenant Requirement

Maximum leverage ratio	4.00x	Not more than 4.75x
Minimum interest coverage ratio	1.94x	Not less than 1.75x

Based upon the provisions of our credit agreement, the financial covenants applicable to the Company adjust based on the following schedule:

Maximum total leverage ratio	Leverage Ratio
December 30, 2009 - December 28, 2010	4.75x
December 29, 2010 - December 27, 2011	4.25x
December 28, 2011 and thereafter	4.00x

Minimum interest coverage ratio	Coverage Ratio
December 30, 2009 - June 29, 2010	1.70x
June 30, 2010 and thereafter	1.75x

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

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At September 28, 2010, we had $58.1 million of borrowing capacity available under our revolving line of credit net of $16.9 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

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

	13 Weeks Ended		39 Weeks Ended
	Sept. 28, 2010	Sept. 29, 2009	Sept. 28, 2010	Sept. 29, 2009
Net income from continuing operations	$3,489	$1,330	$18,069	$10,709
Adjustments:
Interest expense	7,278	7,695	22,152	23,438
Income tax expense (benefit)	(222)	(3,215)	4,537	(216)
Depreciation and amortization	11,694	13,082	34,217	39,067
Net facility impairment charges	339	696	1,183	947
Pre-opening expenses and other	267	425	775	1,511

Adjusted EBITDA from continuing operations	22,845	20,013	80,933	75,456
Adjusted EBITDA from discontinued operations	—	—	—	142

Adjusted EBITDA	$22,845	$20,013	$80,933	$75,598

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

Letters of Credit

As of September 28, 2010, we had letters of credit of $16.9 million issued under our existing credit facility in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of September 28, 2010, we had $227.4 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at September 28, 2010:

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

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.15 for the 39 weeks ended September 28, 2010 and $0.12 per pound for 2009) would have been approximately $5.4 million and $3.5 million for the 39 weeks ended September 28, 2010 and September 29, 2009, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 24, 2010, the Court granted NPC’s motion to dismiss the Second Amended Complaint as to all claims filed by Plaintiff Wass, all Plaintiffs who had opted in to the class and all putative class members. The only claims not dismissed were the individual claims of one remaining class representative, Mark Smith. The Court’s Order did not grant Plaintiffs leave to amend the Second Amended Complaint, but Plaintiffs filed a motion seeking leave to amend. NPC filed an opposition to the motion on July 27, 2010.

On September 1, 2010, the Court granted plaintiffs leave to file their Third Amended Complaint, which was filed on September 3, 2010, again asserting claims by Wass and all class members. NPC filed a motion for summary judgment as to named plaintiff Wass’ claims on September 17, 2010. Wass filed his opposition on October 8, 2010. NPC replied on October 22, 2010. Because the motion is pending before the Court, NPC is not able to predict the outcome of this suit or possible loss ranges, nor, its effect on NPC’s operations or financial condition.

On September 30, 2010 the Court entered a routine scheduling order, setting January 21, 2011 as the deadline for plaintiffs to file a motion for conditional certification of a collective action under FLSA. It also set deadlines for class discovery, but did not at that time set deadlines for Rule 23 certification, final discovery, dispositive motions, decertification, or trial. The Company believes the lawsuit is wholly without merit and will defend itself from all claims vigorously.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 8, 2010.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description

2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

2.3	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.4	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.5	Amendment to Asset Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.6	Amendment to Asset Purchase and Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008)

2.7	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of December 15, 2008 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2009)

2.8	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of January 13, 2009 (incorporated herein by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.9	Amendment to Asset Sale Agreement dated as of February 12, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.10	Second Amendment to Asset Sale Agreement dated as of February 16, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

Exhibit No.	Document Description

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999 (File No. 0-13007))

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated herein by reference as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.18	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2009)

10.19	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2009)

10.20	Amendment, dated as of March 10, 2009, to Amended and Restated Employment Agreement, dated as of December 29, 2008, among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2009)

10.21	Amendment, dated as of March 10, 2009, to Amended and Restated Employment Agreement, dated as of December 29, 2008, among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2009)

10.22	Restricted Common Unit Bonus Award Agreement dated May 5, 2010 between NPC Acquisition Holdings, LLC and James K. Schwartz

10.23***	Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement with McLane Foodservice, Inc. dated August 11, 2010

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

21.1**	List of subsidiaries

31.1****	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2****	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2****	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference

**	Filed as an exhibit with the corresponding number to Amendment No. 1 to the registrant’s registration statement on Form S-4 (File No. 333-138338) and incorporated herein by reference
***	Filed herewith. Portions of these documents have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions of these documents are indicated with an asterisk.
****	Filed herewith