Form 10-K
period 2010-12-28
NPC INTERNATIONAL INC
filed 2011-02-22
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2010

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

    Large Accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s equity. As of February 21, 2011, there were 1,000 shares of common stock outstanding.

PART I

Item 1.	Business.

General

NPC International, Inc. (referred to herein as “NPC” the “Company” or in the first person notations of “we,” “us” and “our”) is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2010 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of December 28, 2010 we operated 1,136 Pizza Hut units in 28 states with a significant presence in the Midwest, South and Southeast. As of the end of fiscal 2010, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

We are a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, our name was changed to National Pizza Company, and we were subsequently renamed NPC International, Inc. on July 12, 1994.

On May 3, 2006, all of our outstanding stock was acquired by NPC Acquisition Holdings, LLC (“Holdings”), a company controlled by Merrill Lynch Global Private Equity (“MLGPE”), (now known as BAML Capital Partners) and certain of its affiliates, referred to in this report as the “2006 Transaction.”

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

Our Consolidated Statements of Income (Loss) for fiscal 2009 and prior years have been adjusted to remove the operations of the 2008 and 2009 sold units which were reported as discontinued operations. Also included in discontinued operations for the fiscal year ended December 30, 2008 was the loss on the sale of those units. The amounts presented throughout, except where otherwise indicated, relate to continuing operations only.

Overview

Our restaurants are diversely located, ranging from metro to small-town markets with approximately half of our restaurants located in “1 to 2 Pizza Hut Towns.” Our size and scale provides significant operating efficiencies and geographic and market diversity within certain regions of the country. We believe our diversity of locations, with an emphasis on non-metro locations and small cities provides a cost effective and diversified basis for operations. Additionally, we are an operationally driven company that is focused on running efficient restaurants while providing high levels of customer service and quality food at attractive values.

Our Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Pizza Hut restaurants generally provide carry-out and delivery, and are the only national pizza chain to offer full table service. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service, and are principally located in “1 to 2 Pizza Hut Towns.” Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same location. Approximately 45% of our units include the WingStreet™ product line. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each fiscal period:

	December 28, 2010	December 29, 2009	December 30, 2008

Average annual revenue per restaurant(1)	$821,447	$739,995	$827,331

Sales by occasion:
Carryout	45%	40%	41%
Delivery	38%	40%	35%
Dine-in	17%	20%	24%

Number of restaurants open at the end of the period:
Delco	424	435	372
RR	180	185	188
RBD	532	529	496

	1,136(2)	1,149(2)	1,056(2)
Units held for sale			42

Total units in operation			1,098

(1)

In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,138, 1,142 and 806 in 2010, 2009 and 2008, respectively. Fiscal 2010 and 2009 each consisted of 52 weeks; fiscal 2008 consisted of 53 weeks.

(2)	Includes 512, 513 and 385 units offering the WingStreet™ product line, as of fiscal year end 2010, 2009 and 2008, respectively.

Approximately 20%, or $151.8 million, of our fiscal 2010 delivery and carry-out sales were processed by our customer service representatives in five call centers. As of December 28, 2010, substantially all of the delivery and carry-out sales for 207 restaurants were processed by these call centers. In addition, these call centers process overflow delivery and carry-out orders for approximately 800 units. Internet and mobile ordering are becoming an increasingly popular access mode with our consumers with approximately 16% of our delivery and carry-out orders being placed via the internet in fiscal 2010.

Pizza Hut, Inc.

PHI is the world’s largest pizza quick service restaurant, or “QSR,” company. As of December 31, 2010, the Pizza Hut brand had approximately 6,000 restaurants and delivery units in the United States and over 5,800 international units in 95 other countries and territories, excluding licensed units. Since the first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, the Pizza Hut brand has become one of the most recognized brands in the restaurant industry.

PHI is owned and operated by Yum! Brands, Inc., or “Yum!” Yum! is the world’s largest QSR company, based on number of units, and as of December 31, 2010, its brands comprised approximately 35,600 units (excluding licensed units) in more than 110 countries and territories. In addition to Pizza Hut, Yum! also owns the restaurant brands Taco Bell, KFC, Long John Silver’s and A&W All-American Food Restaurants. Yum! has global scale capabilities in marketing, advertising, purchasing and research and development, and invests significant time working with the franchise community on all aspects of the business, ranging from new products to new equipment to new management techniques.

Our Products

Pizza Hut restaurants generally provide full table service, carry-out and delivery and a menu featuring pizza, pasta, buffalo wings, salads, soft drinks and, in some restaurants, sandwiches and beer. Pizza sales account for approximately 79% of our net product sales. Sales of alcoholic beverages are less than 1% of our net product sales.

Most dough products are made fresh daily and we use only 100% Real cheese products. All product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. We offer a variety of pizzas in multiple sizes with a variety of crust styles and different toppings. With the exception of food served at the luncheon buffet, food products are prepared at the time of order.

The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and are available for dine-in, carry-out and delivery, and is already the largest dedicated wing brand in the U.S., based on number of units. We have approximately 45% of our units operating with the WingStreet™ format at December 28, 2010.

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

Territory franchise agreements.  Our territory franchise agreements provide us with the exclusive right to develop and operate Pizza Hut restaurants and delivery units within a defined geographic territory, such as a county. We also have the right to develop additional Pizza Hut restaurants and delivery units within our franchise territory. If we fail to develop a franchise territory or provide adequate delivery service as required under our franchise agreements, PHI would have the right to operate or franchise Pizza Hut restaurants in that area. As of December 28, 2010, we had no commitments for future development under any territory franchise agreement. Pursuant to our territory franchise agreements, we were required to pay a royalty rate of 4.0% of sales, as defined in the franchise agreements. The royalty rate for delivery units increased to 4.5% as of January 1, 2010 and will increase to 4.75% as of January 1, 2020 and to 5.0% as of January 1, 2030.

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

Franchise agreement asset upgrade requirements.  The 2003 location and territory franchise agreements require us to perform facility upgrades to dine-in restaurants constructed before 1998; however, there is no specific provision under the franchise agreements related to required asset activity with respect to our Delco’s. The required asset upgrade is determined based upon a combination of (i) the 2002 sales volume of the individual location, and (ii) the population within a three mile radius. These factors are measured for each location relative to established benchmarks to determine the required asset action for each location. The required asset actions consist of three activity classes (i) partial re-image, (ii) full re-image, and (iii) rebuild, relocate or remodel. The partial re-image is the least costly of the standards and is generally reserved for low-volume, low population density locations. A full re-image is generally required for restaurants with average volumes and low population densities and a rebuild, relocate or remodel is generally required for high volume assets or average volume restaurants with high population densities. We must achieve satisfactory progress in completing these asset activities, as determined at various checkpoints through-out the term of the agreement to remain in compliance. All partial and full re-images were completed by the deadline of September 30, 2009. All rebuild, remodel and relocation activities must be completed by December 31, 2015. Estimated costs to complete the asset upgrade requirements for all franchise agreements are included in Note 11 of the Notes to Consolidated Financial Statements – Commitments and Contingencies and the Off Balance Sheet Arrangements and Contractual Obligations table include in Item 7.

The 2006 location franchise agreement that we executed in conjunction with our acquisition in October 2006 of 39 units from PHI in and around Nashville, TN requires us to bring all assets, including Delco’s in that market, in compliance with PHI’s minimum asset standards and re-image specifications. We have one remaining dine-in asset that is required to have a major asset action (defined as a rebuild, relocate, or remodel) completed by October 2018. We were in full compliance with the upgrade requirements defined in the agreement as of December 28, 2010.

Between December 2008 and February 2009, the Company acquired 294 units under the 2008 location franchise agreement which was amended effective with the acquisition of the units primarily as follows:

•

Kansas City.  This agreement for 51 units was amended to be substantially similar (including royalty rates) to the 2003 territory franchise agreement. This agreement expires December 31, 2032 and contains perpetual 20-year renewal terms subject to certain criteria. This agreement, as amended, does not require any future development activity but does require that we complete five major asset actions by December 2019 on certain qualifying dine-in assets in the market.

•

Florida, Georgia, Iowa, and St. Louis.  These agreements were amended to be substantially similar to the 2006 location franchise agreement executed in the Nashville acquisition for the 138 units acquired in Florida, Georgia, and Iowa as a part of the December 9, 2008 acquisition and for the 50 units acquired in St. Louis as a part of the February 17, 2009 acquisition. These agreements expire December 31, 2032 and contain a 20-year renewal term subject to certain criteria with no opportunity for royalty reduction for major asset actions, except for four assets paying royalties of 6.5% that can realize a royalty reduction of 2.5% for a rebuild or relocation or 1.5% for a major remodel if completed by January 1, 2016. These agreements, as amended, do not require any future development activity but do require that we complete 13 major asset actions by December 2019 and 10 by February 2020, on certain qualifying dine-in assets in the market and four re-images on system restaurants.

•

Denver.  Two agreements for 55 units were executed as part of the January 20, 2009 acquisition, which expire December 31, 2032 and contain perpetual 20-year renewal terms subject to certain criteria. For 25 units in the market, an agreement was amended to be substantially similar to the 2006 location franchise agreement executed in the Nashville acquisition. We are required to pay a royalty rate of 6.0% of sales for all asset types during the original term of the agreement with no opportunity for royalty reduction for major asset actions, except for one asset paying royalties of 6.5%, which can realize a royalty reduction of 2.5% for a rebuild or relocation or 1.5% for a major remodel if completed by January 1, 2016. The agreement for the remaining 30 units was amended to be substantially similar to the 2003 territory franchise agreement, paying a royalty rate between 4.0%-4.6% of sales for all asset types. This agreement, as amended, does not require any future development activity but does require that we complete three major asset actions by January 2020 on certain qualifying dine-in assets in the market.

For the units acquired under the 2008 location franchise agreement, beginning five years after acquisition date, PHI has the option to impose new re-image standards every five years.

WingStreet™ agreement.  Effective December 25, 2007, the Company entered into a new agreement (the “WingStreet™ agreement”) with PHI that terminated its prior WingStreet™ franchise agreement addendum, which the Company had operated under since December 16, 2005. This agreement identifies the WingStreet™ concept as a Pizza Hut product line or menu extension that is to be incorporated under the Company’s existing franchise agreements with PHI. The royalty rate paid on WingStreet™ sales is the same as Pizza Hut product sales. The WingStreet™ agreement allows the addition of the less costly WingStreet™ Lite format, as defined in accordance with PHI specifications, to an existing dine-in asset to constitute an approved full re-image under the existing franchise agreements. Further, any assets adding the WingStreet™ product line that have had a qualifying major asset action or re-image will no longer be required to have additional asset upgrades in order to incorporate the product line into their unit. Finally, the WingStreet™ agreement provides that the maximum royalty fee to be charged to a unit that incorporates the WingStreet™ product line should not exceed 6.25% of sales, as defined in the franchise agreements. This rate is a reduction from the exiting royalty rate of 6.5% that was being paid on certain Delco units operating under our location franchise agreements.

Our blended average royalty rate as a percentage of total net sales was 4.9% for fiscal 2010, 4.8% for fiscal 2009 and 4.4% for fiscal 2008. The increase beginning in fiscal 2009 is due to higher royalty rates associated with the fiscal 2008 and fiscal 2009 acquisitions.

Promotion and Advertising

We spend on average 6% of net product sales on local and national advertising activities. We are required under our franchise agreements to be a member of the International Pizza Hut Franchise Holder’s Association (“IPHFHA”), an independent association of substantially all Pizza Hut franchisees. IPHFHA requires its members to pay dues, which are spent primarily for national advertising and promotion. Dues are 2.5% of gross sales, as defined in the franchise agreement. AdCom, a joint advertising committee, consisting of representatives from PHI and IPHFHA, directs the national advertising campaign. PHI is not a member of IPHFHA, but has agreed to make contributions with respect to those restaurants it owns on a per-restaurant basis to AdCom at the same rate as its franchisees. National advertising represents approximately 44% on average of our advertising expenditures.

In addition, each Pizza Hut restaurant is required pursuant to franchise agreements to contribute dues of 1.75% of gross sales, as defined in the franchise agreement, to advertising cooperatives. The advertising cooperatives control the advertising within designated market areas (“DMA’s”). As the major operator in most of the DMA’s in which we operate, 81% of our units are in marketing areas in which we control the majority of the advertising cooperatives in which we participate. The advertising cooperatives are required to use their funds to purchase broadcast media advertising within the designated marketing areas. All advertisements must be approved by PHI. Our contributions to advertising cooperatives represented approximately 29% of our advertising expenditures during the fiscal year ended December 28, 2010.

For 2008 through 2011, the advertising cooperatives agreed to transfer amounts equal to 0.75% of member gross sales from local advertising to the AdCom for its national advertising campaign, bringing the total national advertising budget to 3.25%. Cooperative members will re-evaluate this transfer of funds annually.

The remaining 27% of our total advertising expenditures were utilized within our discretion for local print marketing, including coupon distribution as well as telephone directory advertising, point of purchase materials, local store marketing and sponsorships.

Supplies and Distribution

We purchase substantially all equipment, supplies and food products required in the operation of our restaurants from suppliers who have been quality assurance approved and audited by PHI. Purchasing is substantially provided by the Unified Foodservice Purchasing Co-op LLC, (“UFPC”), a cooperative set up to act as a central procurement service for the operators of Yum! franchises.

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

Product sales and most expenses are captured through the back office system and transferred directly to our general ledger system for accurate and timely reporting. Management and support personnel have access to on-line reporting systems which provide extensive time critical management data. All corporate computer systems, including laptops, restaurant computers, call centers, and administrative support systems are connected using a wide-area network. This network supports an internal web site, or “Portal”, for daily administrative functions, allowing us to eliminate paperwork from many functions and accelerate response time.

Competition

The restaurant business is highly competitive with respect to price, service, location, convenience, food quality and presentation, and is affected by changes in local and national economic conditions, taste and eating habits of the public and population and traffic patterns. We compete with a variety of restaurants offering moderately priced food to the public, including other large, national QSRs. Within the QSR pizza segment, we compete directly with Domino’s Pizza, Papa John’s, Cici’s, Little Caesars and numerous locally owned restaurants which offer similar pizza, pasta and sandwich products. We do not compete with other operators in the Pizza Hut system. More broadly, we also compete in the food purchase industry against supermarkets and others such as Papa Murphy’s who offer “take and bake” pizza products. Consumers have become more value conscious and have reduced discretionary spending in response to high levels of unemployment and other factors. As a result, the frozen pizza and take and bake alternatives are an increasingly intrusive competitive threat in the pizza segment. We believe that other companies can easily enter our market segment, which could result in the market becoming saturated, thereby adversely affecting our revenues and profits. There is also active competition for competent employees and for the type of real estate sites suitable for our restaurants.

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

Seasonality

Our business is seasonal in nature with net product sales typically being higher in the first half of the fiscal year. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Working Capital Practices

Our working capital was a deficit of $40.2 million as of December 28, 2010, which includes the impact of approximately $29.7 million for our mandatory term loan pre-payment that we are required to pay the earlier of 30 days following the filing of our Form 10-K or 120 days after our 2010 fiscal year-end. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit. We are able to operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with a working capital deficit, we have historically utilized excess cash flow from operations and our revolving line of credit for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our distributor. If we were to utilize the 30 day term of trade credit for this distributor, it would increase our cash position by approximately $20.0 million; however this would not impact our working capital.

Employees

As of December 28, 2010, we had over 26,000 employees, of which approximately 95% were employed on an hourly basis. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.

Item 1A.	Risk Factors.

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

The future performance of the U.S. economy is uncertain and is directly affected by numerous national and global financial and other factors beyond our control. Continued high unemployment, lower home values and a more stringent credit environment could further weaken the U.S. economy leading to a further decrease in consumer spending. It is difficult to predict the severity and the duration of the current economic slowdown. We believe that consumers generally are more willing to make discretionary purchases, including at our stores, during periods in which favorable economic conditions prevail. Further, fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers’ disposable incomes available for dining. Changes in consumer spending habits as a result of a further economic slowdown or a reduction in consumer confidence would likely reduce our sales performance, which could have a material adverse affect on our business, results of operations or financial condition.

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

The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $4.9 million in 2010, without giving effect to the UFPC directed hedging programs. In addition, our participation in the food hedging programs directed by the UPFC may hedge less than half of our cheese purchases and therefore may not adequately protect us from price fluctuations.

Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. Legislation was passed to increase Federal and certain states’ minimum wage rates during 2007 through 2009 and certain states on a limited basis for 2011.

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

We compete on a broad scale with Quick Service Restaurants, or “QSRs,” and other national, regional and local restaurants. The overall food service market generally and the QSR market, in particular, are intensely competitive with respect to price, service, location, personnel and type and quality of food. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by PHI and its competitors. In addition, we compete within the food service market and the QSR sector not only for customers, but also for management and hourly employees and suitable real estate sites. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, which would have an adverse effect on our operating results.

We face risks associated with litigation from customers, employees and others in the ordinary course of business.

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

Incidents involving food-borne illnesses, food tampering or other concerns can cause damage to the Pizza Hut brand and swiftly affect our sales and profitability.

If our customers become ill from food-borne illnesses or as a result of food tampering, we could be forced to temporarily close some restaurants. We cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses and other food safety issues that may affect our restaurants. Incidents involving food-borne illness or food tampering could be caused by food suppliers and transporters and, therefore, would be outside of our control.

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

In recent years there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among QSRs. As a result, we may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses. We may become subject to legislation or regulation seeking to tax and/or regulate high-fat foods. New or changing laws and regulations relating to union organizing rights and activities may impact our operations and increase our cost of labor. If we fail to comply with existing or future regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

Adverse media reports on our restaurant segment or brand, such as incidents involving food-borne illnesses, food tampering or other concerns, whether or not accurate, could damage the Pizza Hut brand and adversely affect consumer demand and our sales and profitability.

Adverse media reports on our segment of the restaurant industry, such as pizza, or restaurants operating under a particular brand, can have an almost immediate and significant adverse impact on companies operating in that segment or restaurants using that brand, even though they have personally not engaged in the conduct being publicized. Such sensationalist media topics could include food borne illness, food contamination, unsanitary conditions or discriminatory behavior. Reports of food-borne illnesses (such as e-coli, mad cow disease, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR segment and could in the future affect us as well. If such a situation were to arise, consumer demand for the food products we sell and our results of operations could be adversely affected, regardless of our lack of ownership of the relevant locations where the incidents may have occurred.

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

As do most retailers, we receive certain personal information about our customers. In addition, our online operations at www.pizzahut.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems that results in customer personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations. Any well-publicized compromise of either our security or the security of other Pizza Hut operators could deter people from conducting transactions that involve transmitting confidential information to our systems. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

Our results of operations could be adversely affected by increased costs as a result of changes in laws relating to health care.

The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We are currently evaluating the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us are scheduled to become effective in 2014. Based upon our current evaluation, without taking mitigating steps we expect that the Federal Health Care Acts will likely increase our future costs and could have a material adverse effect on our business, results of operations and financial condition, but we are currently unable to quantify the amount of the impact with any degree of certainty pending resolution of the litigation and proposed new legislation relating to the Federal Health Care Acts and future rulemaking under the Federal Health Care Acts.

We are subject to risks associated with refinancing our existing indebtedness. Our $75.0 million revolving credit facility is due May 3, 2012 and our $300.0 million term loan notes are due May 3, 2013.

Our $75.0 million revolving credit facility is due May 3, 2012 and our $300.0 million term loan notes are due May 3, 2013. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions. Although we do not currently anticipate any problems in obtaining financing due to our historical results of operations and our generation of free cash flow, adverse changes in business or credit market conditions in the future could materially adversely affect our ability to refinance the existing indebtedness on reasonable terms.

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

A significant portion of our sales is derived from products, including pizza, which can contain high levels of fat, carbohydrates, and sodium. The foodservice industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid pizza and other products we offer in favor of foods perceived to be healthier, demand for our products may be reduced and our business would be harmed. If PHI does not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results will suffer.

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

Counterparties to our revolving credit facility may not be able to fulfill their obligations due to disruptions in the global credit markets.

In borrowing amounts under our revolving credit facility, we are dependent upon the ability of participating financial institutions to honor draws on the facility. Although we do not currently have amounts drawn on our revolving credit facility, we have utilized this facility in the past to fund acquisitions or working capital needs. The disruptions in the global credit markets may impede the ability of financial institutions syndicated under our revolving credit facility to fulfill their commitments.

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

As of December 28, 2010, we owned the land and/or the building for 19 restaurants and leased the land and/or building for 1,117 restaurants. Accordingly, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

The majority of our existing lease terms end within the next two to six years. We have the ability to exercise lease options to extend the terms at virtually all of these locations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on our business and results of operations. In addition, as each of our leases expires, we may be subject to increased rental costs or may fail to negotiate renewals, either on commercially acceptable terms or at all. If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.

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

In addition, the Company typically experiences higher net sales in the first half of the year. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters.

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

Beginning with the year ended December 25, 2007 and thereafter, we were required to comply with Section 404 of the Sarbanes-Oxley Act. Failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements. If we fail to remedy any material weakness, our financial statements may be inaccurate and we may face restricted access to the capital markets.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt (exclusive of hedging agreements) and prevent us from meeting our debt obligations.

We are highly leveraged. As of December 28, 2010, our total funded indebtedness was $402.4 million. We had cash and cash equivalents of $44.2 million and an additional $58.1 million available at that date for borrowing under the revolving credit facility of our senior secured credit facility. The following table shows our level of indebtedness and certain other information as of December 28, 2010:

As of December 28, 2010
(in millions, except percentages)
Floating rate debt(1)	$77.4
Fixed rate debt	325.0

Total debt	402.4
Shareholders’ equity	182.3

Total capitalization	$584.7

Ratio of total debt to total capitalization	68.8%

(1)  The floating rate debt included in the table above is reduced by $150.0 million, which is the total notional amount of the floating-to-fixed rate interest rate swaps at December 28, 2010, and is included in fixed rate debt. This was reduced to $80.0 million during the first quarter of 2011 based on the swap’s maturity schedule, thereby increasing floating rate debt by $70.0 million to $147.4 million. Two remaining interest rate swaps with a total notional amount of $80.0 million are scheduled to mature in fiscal 2011, thereby increasing floating rate debt by an additional $80.0 million.

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

•	exposing us to interest rate risk on certain of our borrowings, including borrowings under our senior secured credit facility;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facility and the indenture governing the Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

In addition, we have substantial obligations under our operating leases relating to a substantial portion of our retail facilities as well as our regional offices. For fiscal 2010, our minimum required operating lease payments were approximately $51.3 million.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth certain information regarding restaurants operated by the Company as of December 28, 2010.

Units in Operation Dec. 28, 2010
Alabama	100
Arkansas	59
Colorado	54
Delaware	10
Florida	132
Georgia	81
Idaho	33
Illinois	52
Indiana	4
Iowa	58
Kansas	33
Kentucky	23
Louisiana	15
Maryland	2
Minnesota	5
Mississippi	70
Missouri	80
North Carolina	39
North Dakota	14
Oklahoma	23
Oregon	26
South Carolina	5
South Dakota	21
Tennessee	89
Texas	16
Virginia	87
Washington	4
West Virginia	1

1,136

As of December 28, 2010, we leased approximately 98% of our restaurant properties, as indicated below. The majority of our existing lease terms end within the next two to six years. We have the ability to exercise lease extension options, which exist in a majority of our leases, for a period of generally one to five years. All leased properties are owned by unaffiliated entities. Our 2010 base rent for continuing operations was approximately $50.0 million and contingent rents were approximately $1.3 million.

Restaurants in Operation as of December 28, 2010
	Own	Lease	Total
Red Roof	13	167	180
RBD	6	526	532
Delco and other	—	424	424

	19	1,117	1,136

The Company operated 1,136 restaurants as of December 28, 2010, which were located in buildings either leased or owned by us. The distinctive Pizza Hut red roof is the identifying feature of Pizza Hut restaurants throughout the world. Pizza Hut restaurants historically have been built according to identification specifications established by PHI relating to exterior style and interior décor. Variations from such specifications are permitted only upon request and if required by local regulations or to take advantage of specific opportunities in a market area. Property sites range from 10,000 to 80,000 square feet. Typically, Red Roof and RBD units range from 1,800 to 5,600 square feet, including a kitchen area, and have seating capacity for 70 to 125 persons. Delco units range from 800 to 3,000 square feet.

We own our restaurant service center office in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. We also own our 12,000 square foot principal executive office building in Overland Park, Kansas. We currently lease from third parties office space for eleven of our regional offices (which includes shared space with one territory office), one territory office, one training office and five call centers.

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

On September 30, 2010 the Court entered a routine scheduling order, setting January 21, 2011 as the deadline for plaintiffs to file a motion for conditional certification of a collective action under FLSA. It also set deadlines for class discovery, but did not at that time set deadlines for Rule 23 certification, final discovery, dispositive motions, decertification, or trial. On January 21, 2011, Plaintiffs filed their motion for conditional certification under FLSA. NPC is currently preparing its Opposition. Because the motion is pending, NPC is not able to predict its outcome at this time. The Company believes the lawsuit is wholly without merit and will defend itself from all claims vigorously.

Item 4.	Removed and reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any class of common equity of the Company. There is one holder of record of the outstanding shares of common stock of the Company. The Company did not pay any dividends on the common stock in fiscal year 2010 or 2009. The Company’s debt facilities include limitations on the Company’s ability to pay cash dividends on the common stock.

The Company did not issue or sell any equity securities during fiscal 2010 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data.

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

									Predecessor
	52 Weeks ended Dec. 28, 2010	52 Weeks ended Dec. 29, 2009		53 Weeks ended Dec. 30, 2008(1)		52 Weeks ended Dec. 25, 2007	34 Weeks ended Dec. 26, 2006		18 Weeks ended May 2, 2006

Summary of Operations:
Total sales	$978,284	$882,465		$689,689		$611,254	$351,811		$194,498
Operating income	56,412	39,252		44,002		41,536	19,100		10,417
Interest expense	29,283	31,266		33,850		38,012	25,306		3,744
Income (loss) from continuing operations	21,464	10,449		7,524		3,884	(3,165)		(5,323)(3)
(Loss) income from discontinued operations, net of taxes	—	(59)		(25,578)		3,886	2,042		3,706
Net income (loss)	$21,464	$10,390		$(18,054)		$7,770	$(1,123)		$(1,617)(3)

Restaurant Operating Data:
Number of restaurants (at period end)	1,136	1,149	(2)	1,056	(2)	777	726		704
Same store net product sales index	10.1%	(10.2)%		2.0%		3.5%		(4)	(4)
Working capital(5)	$(40,188)	$(68,238)		$(42,532)		$(40,844)	$(31,464)		$(172,038)(6)
Consolidated Balance Sheet Data(5):
Total assets	$825,228	$829,324		$839,515		$829,959	$805,702		$406,420
Total debt (including current portion)	$402,370	$433,710		$453,804		$430,500	$431,700		$136,346

(1)

The fiscal year ended December 30, 2008 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate the additional, or 53rd week, added approximately $14.5 million of net product sales in 2008.

(2)	We acquired 288 units during the fourth quarter of 2008 and 105 units during the first quarter of 2009.
(3)	Includes $11.3 million for loss on early termination of debt associated with the extinguishment of debt at the close of the 2006 Transaction.
(4)	Comparable store sales for the 52 weeks ended December 26, 2006 were 0.0%.
(5)	Amounts were not adjusted for discontinued operations.
(6)	Working capital at May 2, 2006 included $127,346 of current portion of long-term debt due to the 2006 Transaction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

As you read this section, please refer to our Consolidated Financial Statements and accompanying notes found in Item 8. Our Consolidated Statements of Income (Loss) show our operating results for the fiscal years ended December 28, 2010, December 29, 2009 and December 30, 2008. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows. We also suggest you read Item 1A, “Risk Factors” which will help your understanding of our financial condition, liquidity and operations.

Overview

Who We Are.  We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2010 “Top 200 Restaurant Franchisees” by Franchise Times. We were founded in 1962 and, as of December 28, 2010 we operated 1,136 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2010, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year.  We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2010 and 2009 each contained 52 weeks. Fiscal year 2008 contained 53 weeks.

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

Our Consolidated Statements of Income (Loss) for fiscal 2009 and prior have been adjusted to remove the operations of the 2008 and 2009 sold units which were reported as discontinued operations. Also included in discontinued operations for the fiscal year ended December 30, 2008 was the loss on the sale of those units. The amounts presented throughout, except where otherwise indicated, relate to continuing operations only.

Our Sales

Net Product Sales.  Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. In fiscal 2010, pizza sales accounted for approximately 79% of net product sales. Sales of alcoholic beverages are less than 1% of our net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for stores under our operation for at least 12 months.

Fees and Other Income.  Fees and other income are comprised primarily of delivery fees charged to customers, vending receipts and other fee income and are not included in our comparable store sales metric.

Store Openings and Closures.  Store openings, acquisitions, divestitures, relocations and closures affect period-over-period comparisons. In addition to growth through new store openings and acquisitions, stores that do not meet our operating performance or image criteria are either rebuilt, relocated or closed without replacement. The table below shows unit activity during the 52 weeks ended December 28, 2010.

52 Weeks Ended December 28, 2010
Beginning of period	1,149
Developed	1
Closed	(14)

End of period	1,136

Comparable Store Sales/Sales Growth.  The primary driver of sales growth in fiscal 2010 was an increase in comparable store sales of 10.1% resulting largely from our value pricing strategies.

We expect our fiscal 2011 comparable store sales growth will revert closer to traditional levels associated with a mature restaurant brand rolling over fiscal 2010’s strong sales growth.

The following table summarizes the quarterly comparable store sales results for fiscal years 2010, 2009 and 2008 for stores in continuing operations:

Comparable Store Sales Growth / (decline)	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year

2010	10.2%	10.4%	10.9%	8.8%	10.1%

2009	(5.0)%	(12.6)%	(12.9)%	(10.5)%	(10.2)%

2008	0.4%	7.2%	4.5%	(3.4)%	2.0%

Seasonality.  Our business is seasonal in nature with net product sales and operating income typically being higher in the first half of the fiscal year. Sales are largely driven by product innovation, value pricing strategies, advertising and promotional activities and can be adversely impacted by holidays and economic times that generally negatively impact consumer discretionary spending, such as the back to school season. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Our Costs

Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.

Cost of Sales.  Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-19%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative designed to operate as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal year 2011 through a combination of derivatives taken under the direction of the UFPC.

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

Included within other restaurant operating expenses are royalties paid to PHI, which are impacted by changes in royalty rates under the Company’s existing franchise agreements. For delivery units currently operating under the Company’s existing franchise agreements, royalty rates increased by 0.5% of sales to 4.5% effective January 1, 2010, resulting in $0.7 million of additional royalty expense for fiscal 2010. Effective January 1, 2020, royalty rates for these delivery units are scheduled to increase to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.

Our blended average royalty rate as a percentage of total net sales was 4.9% for fiscal 2010, 4.8% for fiscal 2009 and 4.4% for fiscal 2008. The increase is due to higher royalty rates associated with the fiscal 2008 and fiscal 2009 acquisitions and the increase for delivery units under the Company’s existing franchise agreements.

General and Administrative Expenses.  General and administrative expenses include field supervision and personnel costs and the corporate and administrative functions that support our restaurants, including employee wages and benefits, bank service and credit card transaction fees, professional fees, travel, information systems, recruiting and training costs, supplies, and insurance.

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

General Economic Conditions and Consumer Spending

Continued high unemployment rates, lower home values and sales, the negative impact of changes in the credit markets, and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in most segments of the restaurant industry, including the segment in which we compete. We responded to these trends with our lower net pricing strategy which substantially contributed to increased comparable store sales for 2010.

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

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by Pizza Hut. Overall, our total commodity costs were modestly higher during fiscal 2010 than the prior year largely due to increased meat costs.

The block cheese price for fiscal 2010 averaged $1.50 per pound, an increase of $0.21 or 16% versus the average price for fiscal year 2009. Additionally, our average costs of meat increased during fiscal 2010 by 20%, as compared to the prior year. Based upon current market conditions, we expect commodity inflation for fiscal 2011 to be greater than fiscal 2010.

Labor Costs

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Federal and certain states’ minimum wage rates increased during 2007-2009. This resulted in incremental direct labor expense which we were able to partially mitigate through pricing initiatives, productivity improvement in our restaurants, better overall wage management tactics and other auxiliary cost reduction strategies. The estimated impact on our direct labor costs for these changes is described below under “Inflation and Deflation.”

Additionally, potential changes in federal labor laws and regulations relating to union organizing rights and activities could result in portions of our workforce being subjected to greater organized labor influence, thereby potentially increasing our labor costs, and could have a material adverse effect on our business, results of operations and financial condition.

Inflation and Deflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs. Twenty-six percent of our units operate in states with indexed minimum wage rates. Most of these states did not increase minimum wage rates for 2011 and the remainder only experienced a modest increase in wage rates. We experienced three Federal minimum wage rate increases since 2007 which impacted 93% of our units, including some of the states with indexed minimum wage rates. The federal minimum wage increases effective July 24, 2009 and July 24, 2008 increased our direct labor costs by $3.9 million during fiscal 2009. The year-over-year impact of the July 24, 2009 increase was $3.1 million during fiscal 2010.

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

Critical Accounting Policies and Estimates

Certain accounting policies require us to make subjective or complex judgments about matters that are uncertain and may change in subsequent periods, resulting in changes to reported results.

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

Long-lived Assets.  We review long-lived assets related to each unit quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of a unit’s leasehold improvements may not be recoverable. Based on the best information available, impaired leasehold improvements are written down to estimated fair market value, which becomes the new cost basis. Personal property is reviewed for impairment using the closure of the unit as an indicator of impairment. Additionally, when a commitment is made to close a unit beyond the quarter, any remaining leasehold improvements and all personal property are reviewed for impairment and depreciable lives are adjusted.

Intangible Assets.  Franchise rights and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Each reporting period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If we determine that a revision is necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. As of December 28, 2010 we had $404.0 million in intangible assets (see Note 5 of the Notes to Consolidated Financial Statements – Goodwill and Other Intangible Assets) of which $399.2 million were franchise rights.

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

Goodwill.  We have one operating segment and reporting unit for purposes of evaluating goodwill for impairment. Goodwill was $191.7 million as of both December 28, 2010 and December 29, 2009.

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

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the allocation of the purchase price for acquisitions in fiscal year 2009 and 2008.

Self-insurance Accruals.  We operate with a significant self-insured retention of expected losses under our workers’ compensation, employee medical, general liability, auto, and non-owned auto programs. We purchase third party coverage for losses in excess of the normal expected levels. Liabilities for insurance reserves have been recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and unreported, subject to the Company’s retentions. Provisions for losses expected under the workers’ compensation, general liability and auto programs are recorded based upon estimates of the aggregate liability for claims incurred utilizing independent actuarial calculations based on historical results. However, if actual settlements or resolutions under our insurance program are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities estimates would have affected net earnings by approximately $2.2 million for the fiscal year ended December 28, 2010.

Accounting for Derivatives.  We participate in interest rate related derivative instruments to manage our exposure on our debt instruments. We record all derivative instruments on the balance sheet as either assets or liabilities measured at fair value adjusted for counterparty credit risk. The calculation of the fair value of the interest rate related derivative instruments is based on estimates of future interest rates and consideration of risk of nonperformance, which may change based on economic or other factors. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item.

Recently Issued Accounting Statements and Pronouncements

See Note 1 to the Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Results of Operations-Adjusted for Discontinued Operations

The table below presents selected restaurant operating results as a percentage of net product sales for the 52 weeks ended December 28, 2010 and December 29, 2009 and the 53 weeks ended December 30, 2008:

	52 Weeks Ending Dec. 28, 2010	52 Weeks Ending Dec. 29, 2009	53 Weeks Ending Dec. 30, 2008
Net product sales	100.0%	100.0%	100.0%
Direct restaurant costs and expenses
Cost of sales	29.6%	26.8%	28.3%
Cost of labor	30.0%	31.0%	28.3%
Other restaurant operating expenses	32.1%	34.5%	32.5%

Fiscal 2010 Compared to Fiscal 2009-Adjusted for Discontinued Operations

Net Product Sales.  Net product sales for fiscal 2010 compared to fiscal 2009 were $934.8 million and $845.1 million, respectively, an increase of $89.7 million or 10.6% resulting largely from a comparable store sales increase of 10.1% for fiscal 2010, rolling over last year’s comparable store sales decline of 10.2%. The improved comparable store sales results for fiscal 2010 are largely a result of our continued sales momentum associated with our value pricing strategies.

Fees and Other Income.  Fees and other income were $43.5 million for fiscal 2010, compared to $37.4 million for the prior year, for an increase of $6.1 million or 16.3%. The increase was due to higher customer delivery charge income from increased delivery transactions.

Cost of Sales.  Cost of sales was $277.0 million for fiscal 2010 compared to $226.7 million for the prior year, for an increase of $50.3 million or 22.2%. Cost of sales increased 280 basis points (“bps”), as a percentage of net product sales, to 29.6%, compared to 26.8% in the prior year. This increase was largely due to lower net pricing and product mix changes due to the value pricing strategies, as well as increased meat costs. With the value pricing strategies, we realized a shift in both pizza size and toppings, which resulted in a higher level of sales of large and multi-topping pizzas when compared to the prior year. Because our net selling price is significantly less than the prior year, it has resulted in a higher cost of sales percentage.

Direct Labor.  Direct labor costs were $280.7 million for fiscal 2010, compared to $262.3 million for the prior year, an increase of $18.4 million or 7.0%. Direct labor costs as a percentage of net product sales were 30.0% for fiscal 2010, a 100 basis point decrease compared to the prior year. The favorable variance was primarily due to the sales leveraging impact on fixed and semi-fixed labor costs, improved productivity and decreased health insurance costs (approximately 30 basis points) due to favorable claims experience as compared to the prior year which were partially offset by increased average wage rates (approximately 30 basis points) related to the July 2009 minimum wage increase.

Other Restaurant Operating Expenses.  Other restaurant operating expenses for fiscal 2010 were $299.7 million compared to $291.6 million for the prior year, an increase of $8.1 million or 2.8%. Other restaurant operating expenses decreased 240 bps as a percent of net product sales, to 32.1% for fiscal 2010 compared to 34.5% for the prior year.

The changes in other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 52 weeks ended December 29, 2009	34.5%
Depreciation expense	(1.1)
Rent and occupancy costs	(0.9)
Advertising expense	(0.3)
Telephone expense	(0.2)
Outsourced call center costs brought in-house	(0.2)
Delivery driver reimbursements	0.3
Restaurant manager bonuses	0.3
Other, net	(0.3)

Other restaurant operating expenses as a percentage of net product sales for the 52 weeks ended December 28, 2010	32.1%

The favorable variance was largely due to the sales leveraging impact on fixed and semi-fixed costs, primarily depreciation, occupancy costs and advertising, lower telephone expense and outsourced call center expenses for a certain acquisition market in the prior year which was brought in-house in late third quarter 2009. These decreases were partially offset by higher restaurant manager bonuses due to improved financial results and increased delivery driver reimbursement expenses due to increased delivery transactions and higher fuel costs.

Depreciation expense for store operations was $32.7 million or 3.5% of net product sales for the 52 weeks ended December 28, 2010 compared to $39.1 million or 4.6% of net product sales for the prior year. The decrease in depreciation expense as compared to the prior year is largely due to short-lived assets from the 2008 and 2009 unit acquisitions becoming fully depreciated.

General and Administrative Expenses.  General and administrative (“G&A”) expenses for fiscal 2010 were $51.0 million compared to $48.9 million for the prior year, an increase of $2.1 million or 4.2%.

The changes in general and administrative expenses as compared to the prior year are explained as follows, (in millions):

G&A expenses for the 52 weeks ended December 29, 2009	$48.9
Bonus expense	2.3
Credit card transaction fees	1.5
Profit sharing expense	0.5
Salaries expense	(1.2)
Acquisition integration costs	(0.6)
Other, net	(0.4)

G&A expenses for the 52 weeks ended December 28, 2010	$51.0

The increase was largely due to discretionary bonus and certain profit sharing contributions reinstated as a result of improved 2010 operating results and increased credit card transaction fees from higher sales volume in fiscal 2010. These increases were partially offset by lower salaries expense as a result of targeted headcount reductions and non-recurring acquisition integration costs incurred in the first half of 2009.

Corporate Depreciation and Amortization.  Corporate depreciation and amortization costs for both fiscal 2010 and fiscal 2009 were $11.8 million.

Other.  We recorded $1.7 million and $2.0 million for other expenses for the fiscal periods of 2010 and 2009, respectively. Included in this category for fiscal 2010 were facility impairment charges of $1.8 million compared to charges of $1.4 million for the same period of the prior year. The prior year also included direct acquisition costs of $0.6 million.

Interest Expense.  Interest expense was $29.3 million for fiscal 2010 compared to $31.3 million for the prior year, a decrease of $2.0 million, largely due to lower average outstanding debt balances as compared to the prior year. Our average outstanding debt balance decreased $35.5 million to $410.2 million in 2010 as compared to the prior year, while our average cash borrowing rate remained flat. Interest expense included $2.6 million and $2.1 million for amortization of deferred debt issuance costs for fiscal 2010 and fiscal 2009, respectively.

Income Taxes.  For fiscal 2010, we recorded income tax expense of $5.7 million or 20.9% compared to a tax benefit of $2.5 million or (30.8)% for the prior year. For fiscal 2010, the lower than statutory rate was primarily attributable to tax credits and the net tax benefit of $1.1 million associated with the change in the liability for uncertain tax positions consisting of the release of liabilities due to the lapse of applicable statutes of limitations which was partially offset by additional interest and penalties accrued.

During 2009, we recorded a net tax benefit of $1.9 million associated with the change in the liability for uncertain tax positions consisting of the release of liabilities due to the lapse of applicable statutes of limitations which was partially offset by additional interest and penalties accrued. Additionally, we recorded $0.6 million of income tax benefit related to state tax rate changes. Excluding the favorable impact of these items our effective tax rate would have been 0.5% for fiscal 2009. In addition to these items the significantly lower than statutory rate is related to the impact of higher jobs related tax credits in 2009 in relation to net income.

Income from Continuing Operations, net of taxes.  Income from continuing operations for fiscal 2010 was $21.5 million, compared to $10.4 million for the prior year. The increase was primarily due to the benefit of a 10.6% increase in net product sales, increased customer delivery charge income and lower interest expense. These increases were partially offset by increases in cost of sales, restaurant operating expenses, direct labor and G&A expense and higher income tax expense.

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

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 52 weeks ended December 30, 2008	32.5%
Variances due to acquisition unit economics:
Royalty expense	0.4
Depreciation expense	0.4
Delivery driver reimbursements	0.3
Outsourced call center costs	0.2
Other	(0.1)
Variances for comparable stores:
Rent and occupancy costs	0.9
Depreciation expense	0.5
Advertising expense	0.2
Delivery driver reimbursements	(0.3)
Restaurant manager bonuses	(0.3)
Delivery driver insurance costs	(0.2)

Other restaurant operating expenses as a percentage of net product sales for the 52 weeks ended December 29, 2009	34.5%

Approximately 120 bps of the increase was due to the economics of the acquisition units, which caused an increase in our royalty expense, higher depreciation expense associated with purchase accounting asset values, higher delivery driver reimbursement expenses due to a higher delivery mix and outsourced call center expenses for a certain acquisition market. The remaining net variance of 80 bps was largely due to the de-leveraging impact on fixed and semi-fixed costs due to the comparable store sales decline consisting primarily of occupancy costs, depreciation and advertising. These increases were partially offset by a decline in delivery driver reimbursement expenses for comparable stores due to lower fuel prices, lower store level bonuses and lower delivery driver insurance costs.

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

The changes in general and administrative expenses as compared to the prior year are explained as follows, (in millions):

G&A expenses for the 53 weeks ended December 30, 2008	$41.0
Variances due to the 2008 and 2009 acquisitions:
Field supervisory personnel costs	6.1
Credit card transaction fees	4.0
Acquisition integration costs	0.6
Variances for comparable stores:
Extra week expenses fiscal 2008 53-week year	(0.8)
Profit sharing	(0.8)
Training	(0.6)
Other, net	(0.6)

G&A expenses for the 52 weeks ended December 29, 2009	$48.9

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

Our $75.0 million revolving credit facility is due May 3, 2012 and our $300.0 million term loan notes are due May 3, 2013. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions. Although we do not currently anticipate any problems in obtaining financing due to our historical results of operations and our generation of free cash flow, adverse changes in business or credit market conditions in the future could materially adversely affect our ability to refinance the existing indebtedness on reasonable terms. We will continue to evaluate the credit markets as we assess the future potential refinancing of our existing credit facility and our acquisition and other growth opportunities.

Our working capital was a deficit of $40.2 million at December 28, 2010. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit. We are able to operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with a working capital deficit, we have historically utilized excess cash flow from operations and our revolving line of credit for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At December 28, 2010, we had $58.1 million of borrowing capacity available under our revolving line of credit net of $16.9 million of outstanding letters of credit. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our distributor. If we were to utilize the 30 day term of trade credit, it would increase our cash position by approximately $20.0 million but would have no impact on our working capital.

Cash flows from operating activities, inclusive of discontinued operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $76.2 million for fiscal year 2010, $62.7 million for fiscal year 2009, and $72.9 million for fiscal year 2008. Cash flows from operations during the 52 weeks ended December 28, 2010 were positively impacted by an $11.7 million increase in after tax cash flows from operations (after adding back non-cash items to net income) and positive changes in working capital of $3.7 million as compared to fiscal 2009.

Cash flows from operations during the 52 weeks ended December 29, 2009 were positively impacted by a $3.8 million increase in after tax cash flows from operations (after adding back non-cash items to net income), which was more than offset by negative changes in working capital of $12.8 million related to timing of payments for accrued liabilities as compared to fiscal 2008.

Cash flows from investing activities

Cash flows used in investing activities were $16.2 million during the 52 weeks ended December 28, 2010 compared to $37.8 million for the 52 weeks ended December 29, 2009. For the 52 weeks ended December 28, 2010, we invested $18.3 million in capital expenditures. Additionally, we received proceeds of $2.1 million from asset sales as PHI exercised its option to purchase five assets which were part of the fiscal 2008 and 2009 sale transactions.

During 2009, we completed an asset purchase and sale transaction in which we purchased 55 units for $18.7 million and sold 42 units for $19.5 million, and also completed an acquisition of 50 units for $14.1 million. During 2009 we invested $25.5 million in capital expenditures, consisting of approximately $19.9 million invested in our existing operations (including approximately $1.9 million for WingStreet™ development at 41 units) and $5.6 million invested for acquisition related information technology (“IT”) equipment. During fiscal 2008, we completed an acquisition of 99 units, including nine fee owned properties, for $36.1 million and an acquisition of 88 units, including one fee owned property, for $28.2 million. We also completed an asset purchase and sale transaction in which we purchased 101 units for $27.0 million and sold 70 stores for $18.8 million. During fiscal 2008 we invested $33.9 million in capital expenditures, consisting of approximately $32.3 million in our existing operations (including approximately $9.3 million for WingStreet™ development at 178 units) and $1.6 million for acquisition related IT equipment. Proceeds from asset sales were $1.0 million for both fiscal 2009 and 2008.

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

Our franchise agreements require us to perform asset actions consisting of three activity classes: (i) partial re-image, (ii) full-re-image, and (iii) rebuild, remodel or relocate. The required asset action (rebuild/remodel vs. re-image) for each dine-in asset was determined based on each asset’s historical sales volume and trade area population. A remodel of an existing asset entails a total interior and exterior refurbishment, completely upgrading the asset to the latest PHI standards. The re-image of an asset entails limited exterior refurbishment (paint, parking lot, etc.) and significant restaurant interior upgrades. We signed a WingStreet™ agreement with PHI that was effective on December 25, 2007. This agreement permits the development of the less costly WingStreet™ Lite format, as defined in accordance with PHI specifications, to an existing dine-in asset to constitute an approved re-image under the existing franchise agreements. Under our 2003 franchise agreements, all partial and full re-images were completed by September 30, 2009 and all rebuild, remodel and relocation activities must be completed by the extended deadline of December 31, 2015. We expect to incur capital expenditures of approximately $19.9 million over the remaining 5 years to meet these requirements in addition to normal recurring maintenance capital expenditures.

Additionally, as part of our 2008 location and territory franchise agreements that were effective with the December 2008 and first quarter 2009 acquisitions of units from PHI, we are required to complete certain major asset actions (as defined as a rebuild, relocate, or remodel) within 11 years of the acquisition date, or by December 2019 through February 2020. We expect to incur approximately $10.8 million over the next 9 years to meet these requirements.

We are significantly ahead of schedule on our asset re-image, rebuild/remodel requirements and have the option to reduce capital expenditures at management’s discretion to increase free cash flow and remain comfortably in compliance with our franchise agreements.

We currently expect our capital expenditure investment to be approximately $27.0 million to $29.0 million in fiscal 2011. This estimate includes the development of 16 Delco units for $4.6 million.

Cash flows from financing activities

Net financing cash outflows were $30.5 million for fiscal 2010 compared to $15.5 million for fiscal 2009 and inflows of $37.1 million for fiscal 2008. During fiscal 2010 we paid our mandatory excess cash flow prepayment of $31.3 million on our senior secured credit facility utilizing cash reserves. This compares to $17.1 million in fiscal 2009 and $4.2 million in fiscal 2008. We had no net activity on our revolving credit facility during the 52 weeks ended December 28, 2010. Net repayments under the revolving credit facility were $3.0 million for the 52 weeks ended December 29, 2009 despite borrowing approximately $14.2 million to fund our acquisition of 50 units in February 2009 and $15.0 million to partially fund our mandatory excess cash flow prepayment during the second quarter of 2009, compared to $12.5 million in net repayments during fiscal 2008.

During the third quarter of 2010, we completed a sale-leaseback transaction on one fee owned property for $0.9 million. During the first half of 2009 we completed sale-leaseback transactions for six properties acquired in Virginia during the fourth quarter of 2008 for $2.9 million and completed sale-leaseback transactions on two formerly leased properties (purchased in 2008) for $0.9 million. Additionally, during the third quarter of 2009, we completed sale-leaseback transactions for two properties constructed in 2009 for $2.6 million. During the first half of fiscal 2008 we completed six sale-leaseback transactions on assets principally constructed during 2007 for approximately $6.9 million. During the last half of 2008, we completed sale-leaseback transactions on 11 formerly leased properties for approximately $7.0 million.

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

As part of the 2006 Transaction, our debt structure consists of the following sources of financing:

•

Senior Secured Credit Facility.  Our senior secured credit facility was entered into May 3, 2006 and consists of a $75.0 million revolving credit facility and $300.0 million in term loan notes. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. We had no borrowings outstanding under the revolving credit facility at December 28, 2010. Availability under this facility is reduced by letters of credit, of which $16.9 million were issued at December 28, 2010. Commitment fees are paid based upon the unused balance of the facility and the fees are determined based upon the aforementioned leverage ratio and were 0.5% at December 28, 2010. Commitment fees and letter of credit fees are reflected as interest expense. The facility is secured by substantially all of the Company’s assets and is due May 3, 2012.

Under our $300.0 million term loan notes, interest is paid at LIBOR plus 1.75%, or the base rate (as defined), plus 0.75%. On October 8, 2008, we borrowed $40.0 million pursuant to an incremental term loan which we entered into under the existing credit facility’s $100.0 million term accordion feature, reducing our available term loan accordion capacity to $60.0 million. Under the $40.0 million incremental term loan, interest is paid at LIBOR plus 2.25%, or the base rate (as defined) plus 1.25%. The combined rate was 2.1% (not including the effect of interest rate swaps) at December 28, 2010. These notes contain scheduled principal payments outlined below and may be prepaid at any time without penalty. The facility is secured by substantially all of the Company’s assets and is due May 3, 2013.

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

Our ability to satisfy our financial covenants under our senior secured credit facility, meet our debt service obligations and reduce our debt will be dependent on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. We believe that our ability to repay amounts outstanding under our senior secured credit facility and the Notes at maturity will likely require additional financing, which may not be available to us on acceptable terms, if at all. As of December 28, 2010, we had $227.4 million in funded floating rate debt outstanding under our senior secured credit facility. Of this amount, we entered into floating-to-fixed interest rate swaps with notional amounts totaling $150.0 million with expirations ranging from December 31, 2010 to November 18, 2011, leaving us with $77.4 million of floating rate debt at December 28, 2010.

The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due the earlier of 30 days after we file our Form 10-K for our current fiscal year or 120 days after the end of our current fiscal year. The mandatory prepayment based on 2010 results will be approximately $29.7 million based upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year-end, each of which is defined in the credit agreement. We currently expect to pay this amount utilizing cash reserves in late February 2011.

During fiscal 2010, we made all scheduled principal and interest payments. As of December 28, 2010, the Company was in compliance with all of the debt financial covenants.

Our ratios under the foregoing financial covenants in our credit agreement as of December 28, 2010 are as follows:

	Actual	Covenant Requirement
Maximum total leverage ratio	3.80x	Not more than 4.75
Minimum interest coverage ratio	2.03x	Not less than 1.75x

Based upon the provisions of our credit agreement, the financial covenants applicable to the Company adjust based on the following schedule:

Maximum total leverage ratio	Leverage Ratio
December 29, 2010 - December 27, 2011	4.25x
December 28, 2011 and thereafter	4.00x
Minimum interest coverage ratio	Coverage Ratio
June 30, 2010 and thereafter	1.75x

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

Based upon current operations, we believe that our cash flow from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At December 28, 2010, we had $58.1 million of borrowing capacity available under our revolving line of credit net of $16.9 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

Non-GAAP measures

Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with GAAP. We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We have substantial interest expense relating to the financing of the Transaction and substantial depreciation and amortization expense relating to this transaction and to our acquisitions of units in recent years. We believe that the elimination of these items, as well as taxes, pre-opening and other expenses and facility impairment charges give investors useful information to compare the performance of our core operations over different periods. The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	52 Weeks Ending Dec. 28, 2010	52 Weeks Ending Dec. 29, 2009
Net income from continuing operations	$21,464	$10,449
Adjustments:
Interest expense	29,283	31,266
Income tax expense (benefit)	5,665	(2,463)
Depreciation and amortization	46,221	51,916
Net facility impairment charges	1,753	1,368
Pre-opening expenses and other	1,075	1,957

Adjusted EBITDA from continuing operations	105,461	94,493
Adjusted EBITDA from discontinued operations	—	142

Non-GAAP adjusted EBITDA	$105,461	$94,635

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

Contractual Obligations and Off Balance Sheet Arrangements

The following table discloses aggregate information about our contractual cash obligations as of December 28, 2010 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
	(in millions)
Long-term debt	$402.4	$29.7	$197.7	$175.0	$—	$—
Operating leases(1)	285.8	45.5	78.5	61.6	100.2	—
Interest payments(2)	66.6	22.1	39.0	5.5	—	—
Facility upgrades(3)	30.7	0.3	10.9	11.0	8.5	—
Unrecognized tax benefits(4)	9.0	—	—	—	—	9.0
Purchase and other obligations(5)	5.2	4.6	0.6	—	—	—

	$799.7	$102.2	$326.7	$253.1	$108.7	$9.0

(1)

The majority of our leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiations, which could increase total lease payments. The above table does not include amounts related to unexercised lease renewal option periods. Total minimum lease payments have been reduced by aggregate minimum sublease rentals of $0.8 million under operating leases due in the future under non-cancelable subleases.

(2)

The Company obtained a four and one half year amortizing floating-to-fixed rate interest rate swap agreement on June 6, 2006 at a fixed rate of 5.39%. The outstanding notional amount was $20.0 million at December 28, 2010 and fully amortized effective December 31, 2010. During 2008, the Company entered into three three-year floating-to-fixed rate interest rate swap agreements for the following fixed rates and notional amounts: 3.16% on January 31 for $50.0 million; 2.79% on April 7 for $50.0 million and 2.81% on November 18 for $30.0 million. Interest payments are calculated on debt outstanding at December 28, 2010 at rates in effect at the end of the year, including the effect of the swaps.

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

Based on current unit counts, we expect to incur between $10.0 million and $12.0 million in annual capital expenditures to maintain the Company’s assets in accordance with our standards. These amounts are not included in the above table.

Certain members of management and certain members of our Board of Directors have membership interests in Holdings. The total membership interests not owned by MLGPE are $3.3 million as of December 28, 2010. Under the terms of the Amended and Restated Limited Liability Company Agreement of Holdings (“LLC Agreement”), the membership interests are mandatorily redeemable units, which are required to be repurchased by Holdings upon the resignation of the member. However, the value of this liability is subject to a formula as defined within the LLC Agreement based upon the terms of the member’s resignation. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be required to provide a distribution to Holdings in the event of a member’s resignation from the Company. The value of this liability is subject to a formula as defined within the LLC Agreement. Based on the financial results for fiscal 2010, we estimate the membership interests to have a combined value of approximately $3.3 million to $5.6 million, of which the value varies based upon the terms of the member’s resignation, as defined within the LLC Agreement.

Letters of Credit. As of December 28, 2010, we had letters of credit, in the amount of $16.9 million, issued under our existing credit facility primarily in support of self-insured risks.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk.  Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of December 28, 2010, we had $227.4 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to LIBOR on the following notional amounts of floating rate debt:

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

Commodity Prices.  Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30%-35% of our cost of sales. We are a member of the UFPC, and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal year 2011 through a combination of derivatives taken under the direction of the UFPC.

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.15 for fiscal 2010 and $0.13 per pound for fiscal 2009) would have been approximately $7.4 million and $5.1 million for the 52 weeks ended December 28, 2010 and December 29, 2009, respectively, without giving effect to the UFPC directed hedging programs.

Item 8.	Financial Statements and Supplementary Data.

NPC INTERNATIONAL, INC.

YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009 AND DECEMBER 30, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NPC International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of NPC International, Inc. (“the Company”) at December 28, 2010 and December 29, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri
February 21, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NPC International, Inc.

Overland Park, Kansas

We have audited the accompanying consolidated statements of loss, stockholders’ equity and comprehensive (loss), and cash flows of NPC International, Inc. (the “Company”) for the 53 week period ended December 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of NPC International, Inc. for the 53 week period ended December 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 25, 2009

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 28, 2010	December 29, 2009
Assets
Current assets:
Cash and cash equivalents	$44,159	$14,669
Accounts receivable	4,464	4,897
Inventories	7,163	7,019
Prepaid expenses and other current assets	3,867	4,415
Assets held for sale	799	1,010
Deferred income taxes	5,434	2,801
Income taxes receivable	—	2,703

Total current assets	65,886	37,514

Facilities and equipment, less accumulated depreciation of $129,566 and $105,891, respectively	143,713	164,413
Franchise rights, less accumulated amortization of $41,014 and $31,509, respectively	399,248	408,714
Goodwill	191,701	191,701
Other assets, net	24,680	26,982

Total assets	$825,228	$829,324

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,722	$25,936
Accrued liabilities	39,384	34,484
Accrued interest	4,386	4,936
Income taxes payable	389	—
Current portion of insurance reserves	9,523	9,056
Current portion of debt	29,670	31,340

Total current liabilities	106,074	105,752

Long-term debt	372,700	402,370
Other deferred items	30,831	36,841
Insurance reserves	12,840	12,313
Deferred income taxes	120,451	113,473

Total long-term liabilities	536,822	564,997

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of December 28, 2010 and December 29, 2009)	—	—
Paid-in-capital	163,443	163,325
Accumulated other comprehensive loss	(1,197)	(3,372)
Retained earnings (deficit)	20,086	(1,378)

Total stockholders’ equity	182,332	158,575

Total liabilities and stockholders’ equity	$825,228	$829,324

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

	52 Weeks Ended Dec. 28, 2010	52 Weeks Ended Dec. 29, 2009	53 Weeks Ended Dec. 30, 2008
Sales:
Net product sales	$934,807	$845,074	$666,829
Fees and other income	43,477	37,391	22,860

Total sales	978,284	882,465	689,689
Costs and expenses:
Cost of sales	277,027	226,676	188,703
Direct labor	280,690	262,298	189,002
Other restaurant operating expenses	299,721	291,640	216,465
General and administrative expenses	50,960	48,883	40,991
Corporate depreciation and amortization of intangibles	11,809	11,761	9,753
Other	1,665	1,955	773

Total costs and expenses	921,872	843,213	645,687

Operating income	56,412	39,252	44,002
Interest expense	(29,283)	(31,266)	(33,850)

Income before income taxes	27,129	7,986	10,152
Income tax expense (benefit)	5,665	(2,463)	2,628

Income from continuing operations	21,464	10,449	7,524
Loss from discontinued operations, net of taxes	—	(59)	(25,578)

Net income (loss)	$21,464	$10,390	$(18,054)

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Shares of common stock	Common stock	Paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Total stockholders’ equity

Balance at December 25, 2007	1,000	$—	$163,325	$6,286	$(1,271)	$—	$168,340
Comprehensive loss:
Net loss	—	—	—	(18,054)	—	—	(18,054)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(4,362)	—	(4,362)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	1,508	—	1,508

Total comprehensive loss							(20,908)

Balance at December 30, 2008	1,000	$—	$163,325	$(11,768)	$(4,125)	$—	$147,432
Comprehensive income:
Net income	—	—	—	10,390	—	—	10,390
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(4,114)	—	(4,114)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	4,867	—	4,867

Total comprehensive income							11,143

Balance at December 29, 2009	1,000	$—	$163,325	$(1,378)	$(3,372)	$—	$158,575
Restricted common units			118				118
Comprehensive income:
Net income	—	—	—	21,464	—	—	21,464
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(2,263)	—	(2,263)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	4,438	—	4,438

Total comprehensive income							23,639

Balance at December 28, 2010	1,000	$—	$163,443	$20,086	$(1,197)	$—	$182,332

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	52 Weeks Ended December 28, 2010	52 Weeks Ended December 29, 2009	53 Weeks Ended December 30, 2008

Operating activities
Net income (loss)	$21,464	$10,390	$(18,054)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	46,221	51,926	41,678
Amortization of debt issuance costs	2,568	2,098	1,750
Net facility impairment charges	1,753	1,368	631
Loss from discontinued operations	—	—	44,599
Deferred income taxes	2,950	(2,544)	(11,285)
Net (gain) loss on disposition of assets	(120)	(3)	142
Other	118	—	—
Changes in assets and liabilities, excluding effects from purchase of companies:
Accounts receivable	316	(758)	1,611
Inventories	(144)	560	(287)
Prepaid expenses and other current assets	215	105	(115)
Accounts payable	(3,214)	2,938	(274)
Accrued liabilities	3,127	(2,658)	8,755
Income taxes	3,092	(617)	808
Accrued interest	(550)	(1,381)	93
Insurance reserves	994	1,996	2,439
Other deferred items	(2,035)	(574)	(1,487)
Other assets	(577)	(172)	1,902

Net cash provided by operating activities	76,178	62,674	72,906

Investing activities
Capital expenditures	(18,331)	(25,457)	(33,908)
Purchase of formerly leased properties for sale-leaseback	—	—	(6,907)
Purchase of business assets, net of cash acquired	—	(32,804)	(91,327)
Net proceeds from sale of units	—	19,463	18,841
Proceeds from sale or disposition of assets	2,118	1,009	1,015

Net cash used in investing activities	(16,213)	(37,789)	(112,286)

Financing activities
Borrowings under revolving credit facility	13,105	260,882	213,700
Payments under revolving credit facility	(13,105)	(263,882)	(226,200)
Issuance of term loans	—	—	40,000
Payment on term loans	(31,340)	(17,094)	(4,196)
Debt issue costs	—	(1,851)	(126)
Proceeds from sale-leaseback transactions	865	5,500	6,896
Proceeds from sale-leaseback transactions on formerly leased properties	—	902	7,024

Net cash (used in) provided by financing activities	(30,475)	(15,543)	37,098

Net change in cash and cash equivalents	29,490	9,342	(2,282)
Beginning cash and cash equivalents	14,669	5,327	7,609

Ending cash and cash equivalents	$44,159	$14,669	$5,327

Supplemental disclosures of cash flow information:
Net cash paid for interest	$27,264	$30,549	$32,000
Net cash paid (received) for income taxes	$448	$2,607	$(524)

See accompanying notes to the consolidated financial statements.

NPC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business.  NPC International, Inc., is referred to herein as “NPC” and “the Company.” NPC Acquisition Holdings, LLC, its ultimate parent company, is referred to herein as “Holdings.” On May 3, 2006, all of NPC’s outstanding stock was acquired by Holdings, a company controlled by Merrill Lynch Global Private Equity (“MLGPE”), (now known as BAML Capital Partners) and certain of its affiliates, herein referred to as the “2006 Transaction.”

In January 2009, Bank of America Corporation, or “Bank of America,” acquired Merrill Lynch & Co., Inc., the parent company of MLGPE. Accordingly, Bank of America is now an indirect beneficial owner of our common stock held by MLGPE and certain of its affiliates.

NPC is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States. The Company was founded in 1962 and, as of December 28, 2010 operated 1,136 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2010, the Company’s operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain markets.

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

Fiscal Year.  The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal year ended December 28, 2010 and December 29, 2009 each contained 52 weeks. The fiscal year ended December 30, 2008 contained 53 weeks. For convenience, fiscal years ended December 28, 2010, December 29, 2009 and December 30, 2008 are referred to as fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

Revenue Recognition.  The Company recognizes revenue when products are delivered to the customer or meals are served. The Company presents sales in the Consolidated Statements of Income (Loss) net of sales taxes.

Facilities and Equipment.  Facilities and equipment are recorded at either cost or fair value as a result of the 2006 Transaction. Depreciation is charged on the straight-line basis for buildings, furniture, and equipment. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated economic life of the improvements or the term of the lease.

The Company reviews long-lived assets related to each unit quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of a unit’s leasehold improvements may not be recoverable. Based on the best information available, impaired leasehold improvements are written down to estimated fair market value, which becomes the new cost basis. Personal property is reviewed for impairment using the closure of the unit as an indicator of impairment. Additionally, when a commitment is made to close a unit beyond the quarter, any remaining leasehold improvements and all personal property are reviewed for impairment and depreciable lives are adjusted.

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

The Company also sells units that have been closed due to underperformance and land parcels that it does not intend to develop in the future. The Company classifies an asset as held for sale in the period during which each of the following conditions is met: (a) management has committed to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition; (c) an active search for a buyer has been initiated; (d) completion of the sale of the asset within one year is probable; (e) the asset is being marketed at a reasonable price; and (f) no significant changes to the plan of sale are expected. Assets held for sale were $0.8 million at December 28, 2010 and $1.0 million at December 29, 2009.

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

Royalty expense was included in other restaurant operating expenses and totaled $47.7 million for fiscal year 2010 (4.9% of total sales), $41.9 million for fiscal year 2009 (4.8% of total sales), and $30.4 million for fiscal year 2008 (4.4% of total sales).

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

Advertising Costs.  Advertising costs are expensed as incurred. The total amounts charged to advertising expense were $55.6 million, $52.6 million and $40.5 million, for fiscal 2010, 2009 and 2008, respectively.

Pre-opening Expenses.  Costs associated with the opening of new units and WingStreet™ unit conversions are expensed as incurred and are included with corporate depreciation and amortization expenses. Pre-opening expenses were $0.1 million, $0.5 million and $1.6 million for fiscal 2010, 2009 and 2008, respectively.

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

The Company issued a Senior Secured Credit Facility dated May 3, 2006 for $375.0 million, consisting of term notes and a revolving credit facility, which resulted in debt issuance costs. Similarly, in fiscal 2009, the Company filed certain regulatory documents in accordance with its credit agreement which resulted in $1.9 million of debt issuance costs. These costs are being amortized over the life of the related debt instruments. Amortization of $2.6 million, $2.1 million, and $1.8 million was charged to interest expense during the fiscal years ended 2010, 2009 and 2008, respectively, related to these costs. The Company had unamortized costs of $6.3 million and $8.8 million for the fiscal years ended December 28, 2010 and December 29, 2009, respectively.

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

(Dollars in thousands)
	2009		2008
Acquired from	PHI	PHI	Franchisee	PHI	PHI
Date acquired	1/20/09	2/17/09	9/30/08	12/9/08	12/9/08
Number of units	55	50	99	88	101
Fee owned properties	—	—	9	1	—

Market locations	CO	MO, IL	VA, WV, MD	FL, IA	MO, KS, GA
Purchase price allocation:
Franchise rights	$8,655	$1,938	$18,950	$9,318	$12,111
Goodwill	1,077	970	2,290	3,043	1,309
Fixed assets	8,621	10,753	15,490	14,996	12,850
(Unfavorable) favorable leases, net	142	215	(487)	104	(221)
Other	182	200	(50)	717	924

Total purchase price	$18,677	$14,076	$36,193	$28,178	$26,973

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

Summarized financial information for discontinued operations on units sold is shown below (in thousands):

	52 Weeks Ended Dec. 29, 2009	53 Weeks Ended Dec. 30, 2008
Total sales	$2,009	$93,001

(Loss) income before income taxes	(84)	6,245
Income tax (benefit) expense	(25)	1,544

(Loss) income from discontinued operations, net of taxes	(59)	4,701

Loss	—	(44,599)
Income tax benefit	—	(14,320)

Loss, net of taxes	—	(30,279)

Loss from discontinued operations, net of taxes	$(59)	$(25,578)

The following table reconciles the sales price to the loss at December 30, 2008:

	Units Sold December 2008	Units Sold January 2009	Combined
Sale price	$18,841	$19,045	$37,886
Asset values prior to sale or held for sale
Franchise rights, net	31,315	25,067	56,382
Facilities and equipment, net	9,655	5,490	15,145
Goodwill	4,381	4,429	8,810
Other, net	871	1,277	2,148

Loss	$(27,381)	$(17,218)	$(44,599)

Note 4 – Facilities and Equipment

Net facilities and equipment consists of the following (in thousands):

	Estimated depreciable life	December 28, 2010	December 29, 2009
Land		$4,597	$3,915
Buildings and leasehold/land improvements	5-40 years	126,290	123,855
Furniture and equipment	3-10 years	140,762	140,157
Construction in progress		1,630	2,377

		273,279	270,304
Less accumulated depreciation and amortization		(129,566)	(105,891)

Net facilities and equipment		$143,713	$164,413

Depreciation expense is included in other restaurant operating expense and corporate depreciation and amortization. Depreciation expense totaled $34.6 million, $40.5 million and $26.1 million in fiscal 2010, 2009 and 2008, respectively.

Note 5 – Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

Balance December 30, 2008	$188,530
Acquisitions	3,171

Balance December 29, 2009	191,701
Activity	—

Balance December 28, 2010	$191,701

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

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights	46
Favorable leasehold interests	15
Unfavorable leasehold interests	14
Internally developed software	5
Non-compete agreements	5

Intangible assets subject to amortization are summarized below (in thousands):

	December 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,262	$(41,014)	$399,248
Favorable leasehold interests	10,071	(3,022)	7,049
Unfavorable leasehold interests	(4,327)	1,797	(2,530)
Internally developed software	1,069	(998)	71
Non-compete	1,925	(1,797)	128

	$449,000	$(45,034)	$403,966

	December 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,223	$(31,509)	$408,714
Favorable leasehold interests	10,114	(2,241)	7,873
Unfavorable leasehold interests	(4,425)	1,248	(3,177)
Internally developed software	1,069	(784)	285
Non-compete	1,925	(1,412)	513

	$448,906	$(34,698)	$414,208

Annual amortization during the next five fiscal years is expected to be as follows: $10.1 million in fiscal 2011; $10.0 million in fiscal 2012; $9.9 million in fiscal 2013; $10.0 million in fiscal 2014; and $10.0 million in fiscal 2015.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 28, 2010	December 29, 2009
Payroll and vacation	$17,686	$14,354
Real estate tax	4,039	3,983
Sales tax	4,133	3,630
Other	13,526	12,517

	$39,384	$34,484

Note 7 – Senior Secured Credit Facility and Senior Subordinated Debt

The Company’s debt consisted of the following (in thousands):

	December 28, 2010	December 29, 2009
Senior Secured Term Loan Note	$227,370	$258,710
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	—

	402,370	433,710
Less current portion	29,670	31,340

	$372,700	$402,370

The Company’s Senior Secured Credit Facility was dated May 3, 2006 and consisted of a $75.0 million revolving credit facility and a $300.0 million term loan note. There were no borrowings outstanding under the revolving credit facility as of December 28, 2010. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. Availability under this facility is reduced by letters of credit, of which $16.9 million were issued at December 28, 2010. Commitment fees are paid based upon the unused balance of the facility and the fees are determined based upon the aforementioned leverage ratio and were 0.5% at December 28, 2010. Commitment fees and letter of credit fees are reflected as interest expense. The revolving credit facility is secured by substantially all of the Company’s assets and is due May 3, 2012.

Under the Company’s $300.0 million term loan note, interest is paid at LIBOR plus 1.75%, or the base rate (as defined), plus 0.75%. On October 8, 2008 the Company borrowed $40.0 million pursuant to an incremental term loan entered into by the Company under the existing credit facility’s $100.0 million term accordion feature, reducing the Company’s remaining available term loan accordion capacity to $60.0 million. The proceeds were primarily used to pay down borrowings on the Company’s revolving credit facility as a result of the September 2008 99-unit acquisition and to fund a portion of the purchase price paid for the acquisition of 294 units from PHI between December 2008 and February 2009. Under the $40.0 million incremental term loan, interest is paid at LIBOR plus 2.25%, or the base rate (as defined) plus 1.25%. The combined weighted average rate was 2.1% at December 28, 2010, not including the impact of interest rate swap agreements. These notes contain scheduled principal payments outlined below and may be prepaid at any time without penalty. The term loan note is secured by substantially all of the Company’s assets and is due May 3, 2013.

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

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At December 28, 2010, the Company was in compliance with all of its debt financial covenants.

Based upon the provisions of the Senior Secured Credit Facility, the Company will be required to make an excess cash flow mandatory prepayment on the term loan notes the earlier of 30 days following the filing of the Form 10-K or 120 days after the Company’s fiscal year ended December 28, 2010. This mandatory prepayment will be approximately $29.7 million based upon the amount of excess cash flow generated during fiscal 2010 and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement.

The estimated fair value of the Company’s debt facilities was as follows (in thousands):

	December 28, 2010	December 29, 2009
Senior Secured Term Loan Note	$225,096	$242,541
Senior Subordinated Notes	178,728	172,375
Senior Secured Revolving Credit Facility	—	—

	$403,824	$414,916

Carrying value	$402,370	$433,710

The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange.

Maturities of long-term debt are as follows (in thousands):

Fiscal year ended:
2011	$29,670
2012(1)	1,046
2013(1)	196,654
2014	175,000

$402,370

(1)  Future anticipated excess cash flow mandatory prepayments on the term loan are contingent upon excess cash flow generated and the Company’s leverage at each respective fiscal year end and are not reflected in these amounts. The payments have historically ranged from $4.2 million to $31.3 million.

Note 8 – Income Taxes

The provision (benefit) for income taxes for the fiscal years ended December 28, 2010, December 29, 2009 and December 30, 2008 consisted of the following (in thousands):

	December 28, 2010	December 29, 2009	December 30, 2008
Current:
Federal	$790	$(193)	$(1,408)
State	1,925	274	(214)
Deferred:
Federal	2,859	(1,785)	3,125
State	91	(759)	1,125

Income tax (benefit) expense	$5,665	$(2,463)	$2,628

Items of reconciliation to the statutory rate:

	December 28, 2010	December 29, 2009	December 30, 2008
Tax computed at U.S. federal statutory rate	35.0%	34.0%	34.0%
State and local income taxes (net of federal benefit)	3.6	3.4	3.7
Permanent book/tax differences	(2.3)	(4.7)	(2.7)
Tax credits	(11.3)	(31.4)	(16.9)
FIN 48 (release) accrual	(4.1)	(23.6)	5.9
Change in deferred tax rate	—	(7.7)	—
Other	—	(0.8)	1.9

Income tax expense (benefit)	20.9%	(30.8)%	25.9%

During 2010, the Company generated $5.0 million of jobs related tax credits from continuing operations compared to $4.1 million in 2009 and $2.5 million in 2008. Also during 2009 the Company recorded $0.6 million of income tax benefit related to state tax rate changes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2010	December 29, 2009
Assets:
Insurance reserves	$7,395	$6,961
Deferred gains	1,770	1,873
Profit sharing and vacation	5,849	4,833
FIN 48 tax benefit	3,273	2,964
General business credit carryforwards	1,219	3,076
Other	2,311	2,358
Interest rate swaps	769	2,164

Total deferred tax assets	22,586	24,229

Liabilities:
Depreciation and amortization	(135,602)	(133,192)
Other	(2,000)	(1,709)

Total deferred tax liabilities	(137,602)	(134,901)

Net deferred tax liability	$(115,016)	$(110,672)

Current asset	$5,434	$2,801
Non-current liability	$(120,451)	$(113,473)

The liability for uncertain tax positions which was $9.0 million as of December 28, 2010, is considered long term and is included in other deferred items in the Consolidated Balance Sheet. The $9.0 million liability includes $5.8 million for interest and penalties. Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the Consolidated Statements of Income (Loss). The Company recorded a deferred tax asset related to total state tax exposures of $3.3 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal years ended
	December 28, 2010	December 29, 2009	December 30, 2008
Beginning balance	$9,799	$11,752	$10,847
Additions based on tax positions related to the current year	42	179	43
Additional interest / penalties accrued	890	975	999
Lapse of applicable statute of limitations	(1,682)	(3,107)	(137)

Ending balance	$9,049	$9,799	$11,752

The net impact on the effective tax rate from the release of the unrecognized tax benefits would be $5.8 million including consideration of the indirect tax benefits established with regard to such reserves. The Company has a liability established with regard to uncertain areas of tax law that could be released in the next 12 months, to the extent the statute of limitations with regard to this item expires.

The Company files income tax returns in the U.S. and various state jurisdictions. As of December 28, 2010, the Company is subject to examination in the U.S. federal tax jurisdiction for the 2007-2009 tax years. The Company is also subject to examination in various state jurisdictions for the 2003-2009 tax years, none of which was individually material.

At December 28, 2010, the Company had U.S. general business credit carryforwards of $1.2 million which expire in 2030.

Note 9 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments, which the Company designated as cash flow hedges. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following swap agreements were entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at December 28, 2010:

Effective Date	Notional Amount (in thousands)	Fixed Rate Paid	Maturity Date

June 6, 2006	$20,000	5.39%	December 31, 2010
January 31, 2008	50,000	3.16%	January 31, 2011
April 7, 2008	50,000	2.79%	April 7, 2011
November 18, 2008	30,000	2.81%	November 18, 2011

	$150,000

The following table presents the fair value of the Company’s hedging portfolio as of December 28, 2010 and December 29, 2009 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	Dec. 28, 2010	Dec. 29, 2009

Accrued liabilities	$1,966	$—
Other deferred items	—	5,536

The effect of the derivative instruments on the consolidated financial statements was as follows (in thousands):

	Loss Recognized in OCI on Derivative (Effective Portion)		Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	52 Weeks ended Dec. 28, 2010	52 Weeks ended Dec. 29, 2009	Location	52 Weeks ended Dec. 28, 2010	52 Weeks ended Dec. 29, 2009

Interest rate contracts	$(2,263)	$(4,114)	Interest expense	$(4,438)	$(4,867)

The Company currently estimates that earnings will be negatively impacted by approximately $1.1 million within the next twelve months, contemporaneously with the net settlement of the underlying interest payments, which may vary based on actual changes within the LIBOR market rates.

The Company measures the fair value of its interest rate swap contracts under a Level 2 observable input. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During fiscal 2010 and fiscal 2009, there was virtually no ineffectiveness related to cash flow hedges.

Note 10 – Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	52 Weeks Ended
	Dec. 28, 2010	Dec. 29, 2009
Net income	$21,464	$10,390
Change in valuation of interest rate swap agreements, net of tax	2,175	753

	$23,639	$11,143

Note 11 – Commitments and Contingencies

The Company leases certain restaurant equipment and buildings under operating leases. The majority of the Company’s leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiation, however the table below does not include amounts related to unexercised lease renewal option periods. Future minimum lease payments, including non-operating assets, at December 28, 2010 consisted of (in thousands):

Fiscal year
2011	$45,455
2012	41,593
2013	36,929
2014	32,650
2015	28,906
Thereafter	100,215

Total minimum lease commitments(1)	$285,748

(1)	Minimum lease payments have been reduced by aggregate minimum non-cancelable sublease rentals of $0.8 million.

The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following (in thousands):

	Fiscal years ended
	December 28, 2010	December 29, 2009	December 30, 2008
Minimum rents	$49,919	$49,768	$34,501
Contingent rents	1,344	1,016	1,663

	$51,263	$50,784	$36,164

Under the Company’s franchise agreements, the Company is required to rebuild or re-image a substantial number of restaurants, depending upon certain criteria as defined in the franchise agreements. Certain of the assets to be rebuilt are currently paying royalties of 6.5% of sales, as defined in the franchise agreements, and will qualify for a reduction in royalty rate of up to 2.5% of sales depending upon the timing and nature of the asset action. The Company expects to incur capital expenditures of approximately $19.9 million over the remaining 5 years to meet this requirement. As part of its 2008 location franchise agreement that was effective with the December 2008 and January and February 2009 acquisitions of Pizza Hut units from PHI, the Company is required to complete certain major asset actions within 11 years of the acquisition date, or December 2019 through February 2020 and expects to incur approximately $10.8 million over the next 9 years to meet these requirements.

Concurrently with the closing of the 2006 Transaction, certain members of management purchased membership interests in Holdings for $3.3 million. Additionally, in September 2006, certain members of its Board of Directors purchased de minimis membership interests in Holdings. The total membership interests not owned by MLGPE are $3.3 million as of December 28, 2010. Under the terms of the Amended and Restated Limited Liability Company Agreement of Holdings (“LLC Agreement”), the membership interests are mandatorily redeemable units, which are required to be repurchased by Holdings upon the resignation of the member. However, the value of this liability is subject to a formula as defined within the LLC Agreement based upon the terms of the member’s resignation. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable units; however, the Company may be required to provide a distribution to Holdings in the event of a member’s resignation from the Company. The value of this contingent obligation is subject to a formula as defined within the LLC Agreement. Based on the financial results for fiscal 2010, the Company estimates the membership interests to have a combined value of approximately $3.3 million to $5.6 million, of which the value varies based upon the terms of the member’s resignation, as defined within the LLC Agreement.

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

On September 30, 2010 the Court entered a routine scheduling order, setting January 21, 2011 as the deadline for plaintiffs to file a motion for conditional certification of a collective action under FLSA. It also set deadlines for class discovery, but did not at that time set deadlines for Rule 23 certification, final discovery, dispositive motions, decertification, or trial. On January 21, 2011, Plaintiffs filed their motion for conditional certification under FLSA. NPC is currently preparing its Opposition. Because the motion is pending, NPC is not able to predict its outcome at this time. The Company believes the lawsuit is wholly without merit and will defend itself from all claims vigorously.

Note 12 – Insurance Reserves

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

The Company recorded estimated liabilities for claims loss reserves of $22.4 million and $21.4 million at December 28, 2010 and December 29, 2009, respectively. These estimates are recorded net of amounts expected to be recovered from the third party insurance carrier for claims in excess of self-insured retentions of $4.4 million and $5.0 million at December 28, 2010 and December 29, 2009, respectively.

Note 13 – Employee Benefit Plans

The Company has benefit plans that include: a) a qualified retirement plan, b) a non-qualified Deferred Compensation Plan, and c) a non-qualified Profit Sharing Plan (“POWR Plan”). In addition, Holdings has granted restricted common units (“RSUs”) in Holdings to a management level employee of the Company.

In May 2006, Holdings agreed to establish a new stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests.

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 29, 2009	13,874	$1.66	6.8
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 28, 2010	13,874	$1.66	5.8

Exercisable at December 28, 2010	4,014	$1.01	5.6

Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date of the 2006 Transaction calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period or immediately upon occurrence of a change of control and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued service through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon termination of service by the member. At December 28, 2010, there were 0.2 million shares available for future grants under the Plan.

Under their respective employment agreements, the following options have been granted to certain members of management (in thousands):

	As of December 28, 2010	As of December 29, 2009
Non-time vesting options	1,625	1,625
Time vesting options	3,583	3,583
Change of control options	8,666	8,666

Total options granted	13,874	13,874

Total options exercisable	4,014	3,298

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

The Company considers these options to be liability awards. The compensation cost for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered (subject to the occurrence of a triggering event becoming probable as described below) and/or performance condition achieved. Further, all options granted under the Plan are subject to a mandatory call provision with a defined value, as stated in the LLC Agreement and described as follows: (1) for a “Good Leaver” event (defined as termination of employment due to death, disability, retirement, termination without cause (as defined)) or resignation with good reason (as defined), each common unit covered by such options will be called at a price calculated as the difference between the greater of $1.00 or the fair value price (“FVP”) as of the termination date, less the exercise price; and, (2) for a “Bad Leaver” event (defined as termination of employment for any other reason (such as termination for cause or resignation by an employee without good reason)), each common unit covered by such options will be called at a price calculated as the difference between the lesser of $1.00 or the FVP as of the termination date, less the exercise price. The Company does not have a contractual obligation to fund the mandatory call of these units; however, the Company may be called upon to provide a distribution to Holdings upon such time a triggering event should occur that would require a mandatory call of outstanding units.

As of December 28, 2010, no options had been exercised by management. Based on the provisions of the Plan, all options granted have clearly defined and limited scenarios in which the option has value to the option holder. Specifically, Holdings is not publicly traded so there is no market for units acquired upon exercise of options. In addition, the LLC Agreement prohibits the transfer of units in Holdings without the prior approval of the Managing Member of Holdings, except for certain permitted affiliate transfers. Further, there are no provisions in place under which an employee may sell the units back to the Company absent the occurrence of a triggering event (a mandatory call event, as described above, or change of control). Therefore, the holder of options or units acquired upon exercise of such options can generally only cash-out the options and/or sell the underlying units upon occurrence of a mandatory call event, and upon the occurrence of such an event the options granted have the potential to yield value to each option holder (Good Leaver scenario) or in the event of a change in control. Additionally, due to the fact that an option holder would have no value for termination of employment for any other reason (Bad Leaver scenario), and currently the Good Leaver scenario and change in control are not deemed probable, the Company has concluded a 100% forfeiture rate is appropriate as there is no assurance that these options will achieve any value under these conditions prior to forfeiture or expiration. As no triggering events have been deemed probable as of December 28, 2010, the Company has recorded no compensation expense for options granted in fiscal years 2010, 2009 and 2008.

RSUs are awards that are granted to employees and entitle the holder to membership interests as the awards vest, including the right to receive dividends on all vested units and accruable for units not vested at the grant date. Dividends accrued on non-vested RSUs will be paid to the employee once the underlying RSU becomes vested. The RSUs were granted at the fair market value of the membership interests of Holdings on the date of grant. RSU distributions will be in membership interests of Holdings after the end of the vesting period, generally vesting ratably at the end of each fiscal years 2010, 2011 and 2012. Membership interests issued under an RSU award are nontransferable and are mandatorily redeemable units, which are required to be repurchased by Holdings upon the mandatory call events described above or in the event of a change in control. Total pretax share based compensation cost recorded for RSU’s in fiscal 2010 was $0.1 million. No share-based compensation cost was recorded in fiscal 2009 and 2008. At December 28, 2010, there was $0.2 million of total pretax unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 2 years.

The Company has adopted the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides matching contributions. Contributions by the Company to these plans were $0.0 million, $0.7 million and $0.8 million during fiscal years 2010, 2009 and 2008, respectively. Additionally, the Company has adopted the POWR Plan, to which contributions are based on certain financial targets set by the Company’s Board of Directors each year. Under this plan, the Company accrued $1.1 million for fiscal 2010, had no accrual for fiscal 2009 and accrued $0.7 million in fiscal 2008, respectively. Generally, each of these accruals was paid during the first quarter of the following fiscal year. Annual contributions to these plans are net of employee forfeitures for that respective year. Contributions to these plans by the Company are maintained in a rabbi trust held with a third party administrator. The Company records the plan assets of these funds at the fair market value of the underlying investments at each reporting period. Investments held within the rabbi trust were $8.9 million and $8.0 million as of December 28, 2010 and December 29, 2009, respectively. The fair market value of the underlying investment was based upon independent market data considered to be a Level 2 observable input.

Note 14 – Related-Party Transactions

MLGPE Advisory Agreement.  Upon completion of the 2006 Transaction, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company paid $1.0 million to MLGPE for the fee during each of the fiscal years ended 2010, 2009 and 2008.

Merrill Lynch & Company Investments Derivative Transaction.  On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010, the notional amount of this swap was $20.0 million at fiscal year end 2010. Merrill Lynch Capital Services, Inc. (“MLCS”), was the counterparty on $10.0 million of the total notional amount, and JPMorgan Chase Bank, N.A. (“JPMCB”), an unrelated party, was the counterparty on the residual $10.0 million. Under this swap, the Company will pay both counterparties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. The Company has recognized $0.3 million ($0.2 million after tax) for fiscal 2010 and $1.6 million ($1.0 million after tax) for fiscal 2009 of other comprehensive losses related to the fair market value of these interest rate swaps.

Effective April 7, 2008, the Company entered into a floating-to-fixed rate interest rate swap agreement expiring April 7, 2011, on a notional amount of $50.0 million with MLCS as the counterparty to the transaction. Under this swap, the Company will pay MLCS 2.79% and receive the three-month LIBOR rate as determined on the reset dates. This swap was entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. The Company has recognized $0.6 million ($0.4 million after tax) for fiscal 2010 and $1.5 million ($0.9 million after tax) for fiscal 2009 of other comprehensive losses related to the fair market value of this interest rate swap.

Bank of America Merchant Services.  In January 2009, Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During fiscal 2010 the Company paid Bank of America Merchant Services, affiliate of BOA, $0.4 million for credit card processing services.

Bank of America, N.A.  In December 2009, the Company opened a money market account with BOA to invest any excess cash balances on hand. As of December 28, 2010, the Company had $39.6 million invested in this account. These investments are trading securities, which are included in cash and cash equivalents, and the fair value of the investment was determined using independent market data considered to be a Level 2 observable input.

Participation in Senior Secured Credit Facility.  BOA and Merrill Lynch Capital Corporation (“MLCC”), an affiliate of MLGPE, were active participants in the Company’s Senior Secured Credit Facility. As of December 28, 2010, BOA held $1.9 million, or 1.0%, of the term loan notes outstanding and $12.5 million, or 16.7%, of the revolving credit facility. MLCC held $7.5 million, or 10.0%, of the revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of December 28, 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-K for fiscal 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 28, 2010.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Effective February 16, 2011, the Company and each of James K. Schwartz, President, Chief Executive Officer and Chief Operating Officer, and Troy D. Cook, Executive Vice President – Finance, Chief Financial Officer, Secretary and Treasurer entered into an Amended and Restated Employment Agreement (collectively, the “Amended and Restated Agreements”) amending and superseding their existing Employment Agreements with the Company and NPC Acquisition Holdings, LLC (collectively, the “Original Agreements”).

The changes made to the Original Agreements in each of the Amended and Restated Agreements include without limitation the following: (1) extension of the initial term of the agreements until January 1, 2014, (2) amendments to Section 4.2 to change the bonus structure for each executive and (3) amendments to the salary provisions to reflect current salary amounts.

The description of the terms and conditions of the Amended and Restated Agreements, the rights and obligations of the Company and executives in connection therewith and the changes from the Original Agreements are qualified by reference in their entirety to the definitive terms and conditions of the Amended and Restated Agreements, the forms of which are attached hereto as Exhibits 10.24 and 10.25, and the Original Agreements filed as Exhibits 10.18 and 10.19 on Form 8-K filed January 5, 2009.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance of the Registrant.

The following table sets forth information with respect to the individuals that serve as our executive officers and directors.

Name	Age	Position

Brandon K. Barnholt	52	Director
Charles W. Peffer	63	Director
Christopher J. Birosak	56	Director
Jaideep Hebbar	31	Director
Robert F. End	55	Director
James K. Schwartz	49	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer
Troy D. Cook	48	Executive Vice President–Finance and Chief Financial Officer
D. Blayne Vaughn	54	Senior Vice President–Head of Operations
Linda L. Sheedy	42	Vice President of Marketing
Lavonne K. Walbert	47	Vice President of Human Resources
Michael J. Woods	49	Vice President of Information Technology
Susan G. Dechant	40	Vice President of Administration and Chief Accounting Officer
Kirby W. Mynier	53	Territory Vice President–East
Tracy A. Armentrout	50	Territory Vice President–West
Thomas D. White	51	Territory Vice President–South

Directors and Governance

The Company is not required to have and does not have a separate Nominating and Corporate Governance Committee. Accordingly, the nominees for election as directors are nominated by the Company’s Board of Directors (the “Board”). The current directors were nominated to serve as such by the Board because the Board believes they have the requisite business experience, judgment, skills, integrity and independence, as well as a willingness to devote appropriate time and attention to the Company’s affairs, work as a team, and represent the interests of all stockholders. In addition, the Board considered the interplay of each of the directors’ experience with that of the other Board members and believes that the directors possess, in the aggregate, the strategic, managerial and financial skills and experience necessary to fulfill the Board’s duties and fulfill its objectives. While the Board does not have a formal diversity policy, the Board believes that its deliberative process benefits from the diversity of backgrounds, experiences and perspectives represented by the current directors.

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

The Board believes that having the Chief Executive Officer also serve as the Chairman of the Board is the best leadership structure for the Company. This structure provides unified leadership and direction for the Company and provides a single, clear focus for the execution of the Company’s strategy and business plans. The Board does not believe it is necessary to have a lead independent director in view of the following: the small size of the Board; five of the six directors are outside independent directors under NASDAQ Stock Market Rules; three of the directors are representatives of BAML Capital Partners, the private equity division of Bank of America Corporation, and related institutional investors which collectively own 90% of the Company’s common stock on a fully diluted basis; and the Board’s history of conducting its deliberations and taking actions in an independent manner.

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

Christopher J. Birosak became a director upon closing of the 2006 Transaction. Mr. Birosak is a Managing Director with BAML Capital Partners. BAML Capital Partners is the successor organization to Merrill Lynch Global Private Equity, which Mr. Birosak joined in 2004. From 1994 to 2004, Mr. Birosak worked in the Leveraged Finance division of Merrill Lynch in various capacities with particular emphasis on leveraged buyouts and merger and acquisition related financings. Mr. Birosak also serves on the Board of HCA, Inc. Mr. Birosak earned a B.A. degree in Economics from Wayne State University and an M.B.A. in Finance from the University of Detroit. The Board nominated Mr. Birosak for re-election to the Board based on his knowledge of the Company and its business and industry, his expertise and experience in finance, capital markets and acquisitions, and his designation to serve as a representative of Merrill Lynch Global Private Equity Fund, LP and its related institutional investors.

Jaideep Hebbar became a director in 2009. Mr. Hebbar is a Director with BAML Capital Partners. Mr. Hebbar joined Merrill Lynch Global Private Equity in 2003. Prior to this, Mr. Hebbar worked in the Mergers and Acquisitions division of Merrill Lynch, where he assisted clients in strategic planning and corporate mergers. Mr. Hebbar has B.S. degrees in Finance and Systems Engineering from the University of Pennsylvania (Wharton). The Board nominated Mr. Hebbar for re-election to the Board based on his knowledge of the Company and its business and industry, his expertise and experience in finance, capital markets and acquisitions, and his designation to serve as a representative of BAML Capital Partners and its related institutional investors.

Robert F. End became a director upon closing of the 2006 Transaction. Mr. End is currently a Managing Director of Transportation Resource Partners, a private equity firm. Prior to joining Transportation Resource Partners in 2009, Mr. End was a Managing Director of BAML Capital Partners where he also served as U.S. Region Head. Prior to rejoining Merrill Lynch Global Private Equity in 2004, Mr. End was a founding Partner and Director of Stonington Partners Inc., a private equity firm established in 1994. Prior to leaving Merrill Lynch in 1994, Mr. End was a Managing Director of Merrill Lynch Capital Partners, the firm’s private equity group. Mr. End joined Merrill Lynch in 1986 and worked in the Investment Banking Division before joining the private equity group in 1989. Mr. End serves on the Board of Directors of The Hertz Corporation and several privately held companies. Mr. End earned an A.B. degree in Government from Dartmouth College and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. The Board nominated Mr. End for re-election to the Board based on his knowledge of the Company and its business and industry, his expertise and experience in finance, capital markets and acquisitions, and his designation to serve as a representative of BAML Capital Partners and its related institutional investors.

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

D. Blayne Vaughn joined us in November 1985 as an Area General Manager. He was promoted to Regional Manager in 1990 and then Regional Vice President in 1993. In May 1997 he was promoted to Vice President of Pizza Hut operations for the Western Division and in January 2003, Mr. Vaughn became Vice President Operations for the Northern Territory. In January 2007, he was promoted to Senior Vice President of Operations of the Northern Territory and to his current position of Senior Vice President Head of Operations in March of 2008. Mr. Vaughn serves on the PHI System Restaurant Readiness Team (SRRT) Committee. Mr. Vaughn has over thirty-six years of experience in the food service industry.

Linda L. Sheedy joined us in January 1998 as Vice President Marketing. Mrs. Sheedy serves on various Pizza Hut committees including the Beverage Committee and Marketing Advisory Council. Mrs. Sheedy has twenty years of marketing experience, with eighteen of those years in the food service industry. Mrs. Sheedy earned a Bachelor of Journalism degree from the University of Missouri in 1990.

Lavonne K. Walbert joined us in February 1999 as Vice President Human Resources. Ms. Walbert serves on various PHI system committees. She is Chairman of the People Capability and Training Committee and is a member of the Government and Political Affairs Committee. Ms. Walbert has twenty-four years of human resources experience in the sales and services industry. Ms. Walbert earned her B.S. in Human Resources Management from the University of Kansas in 1986 and an M.B.A. from Rockhurst in 1999. Ms. Walbert is also affiliated with the National Society of Human Resource Management.

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

Kirby W. Mynier joined NPC in 2002 as a Region Manager and then to his current position as Vice President for the Eastern Territory in 2008. Mr. Mynier has thirty-four years of experience in the food service industry. Mr. Mynier has a B.S. from Conrad Hilton School of Hotel/Restaurant Management, University of Houston and an M.B.A. in Accounting and Finance from the University of Texas.

Tracy A. Armentrout joined us in 2000 as an Area General Manager as a result of an acquisition of units from PHI. He was promoted to Regional Manager in 2004 and then to his current position as Vice President for the Western Territory in 2008. Mr. Armentrout serves on the PHI CHAMPS advisory board. He has over thirty years of experience in the food service industry. Mr. Armentrout earned his B.S. in Criminal Justice and Law Enforcement from Northeast Missouri State in 1983.

Thomas D. White joined us in 2008 as Vice President-Southern Territory. Prior to joining us, he was Regional Vice President of Jack in the Box from 1997 to 2008 with accountability for 179 units where he developed numerous operations improvements in retention and training. Mr. White has over twenty-five years in the food service and retail industry and earned a B.S. in Business Administration from the University of Rhode Island in 1981.

Mr. Barnholt and Mr. Peffer are the sole members of the Audit Committee of our Board of Directors. Mr. Peffer has been designated by the Board of Directors as an audit committee financial expert.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which applies to all of our employees, including our executive officers and directors. A copy of the Company’s Code of Business Conduct and Ethics will be made available to any person, without charge, by contacting the Executive Vice President – Finance and Chief Financial Officer, Troy D. Cook, at 913-327-3109, or through a written request to 7300 W. 129th Street, Overland Park, Kansas 66213.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Background of Compensation Program

On May 3, 2006, our former stockholders completed the sale of all our outstanding shares of capital stock to NPC Acquisition Holdings, LLC, or “Holdings,” a company controlled by BAML Capital Partners, or “BAML,” (formerly Merrill Lynch Global Private Equity) and its affiliates. In this Annual Report on Form 10-K, we refer to the acquisition of all of our capital stock by Holdings and related financings, as the “2006 Transaction.” The term “Named Executive Officer” used in this discussion refers to James Schwartz, our principal executive officer, Troy Cook, our principal financial officer, and our three other most highly compensated executive officers during 2010. These other Named Executive Officers include Blayne Vaughn, Senior Vice President – Head of Operations, Lavonne K. Walbert, Vice President – Human Resources and Mike Woods, Vice President—Information Technology and Chief Information Officer.

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

The definitive stock purchase, or the “Purchase Agreement,” between our former stockholders and Holdings, dated May 3, 2006, included a condition to the 2006 Transaction that we enter into employment agreements with each of Mr. Schwartz, our President, Chief Executive Officer and Chief Operating Officer, and Mr. Cook, our Executive Vice President – Finance and Chief Financial Officer. The terms of these employment agreements were negotiated at arm’s length, following the negotiation of the terms of the Purchase Agreement but before the closing of the 2006 Transaction, by Mr. Schwartz and Mr. Cook and their counsel, on the one hand, and Holdings and its counsel, on the other hand. These employment agreements were amended on December 29, 2008, effective for fiscal 2009 (collectively, the “2009 Employment Agreements”), and were subsequently amended on February 16, 2011, effective for fiscal 2011 (collectively, the “Amended and Restated Agreements”). The Amended and Restated Agreements include a term of three years from the effective date of the Amended and Restated Agreement with successive two year renewal periods. Based on the terms of the Amended and Restated Agreements, the Compensation Committee has discretion to vary the amount and elements of compensation received by Mr. Schwartz and Mr. Cook only to the extent of increasing the minimum levels of such compensation beyond those specified in their respective employment agreements, which are described below.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific short-term and long-term goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation, as well as the amount and structure of the compensation elements constituting our compensation program, in order to ensure that the Company maximizes financial performance within an appropriate risk tolerance, maintains its ability to attract, motivate and retain highly qualified and highly performing employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes that the compensation packages provided by the Company to its executives, including the Named Executive Officers, should include both cash and stock-based compensation that reward performance. Such performance is measured against established goals, except in those rare instances where the Committee, in its business judgment, determines that a discretionary retrospective view of performance is warranted.

In order to ensure that the compensation program is structured to remain competitive, the Compensation Committee reviews and takes into account competitive compensation data gathered by the Vice President – Human Resources regarding the elements of compensation and the amount of each element paid by comparable competitors for executives in positions that are similar to our executive officer positions. For fiscal 2011, the Compensation Committee engaged the Hay Group, an independent consulting firm to conduct a competitive market analysis for the top six executive positions at the Company. The Hay Group analysis focused on the elements of total direct compensation (i.e., base salary, bonus and long-term incentives) and did not include health and welfare benefits or deferred compensation/retirement benefits (e.g., POWR Plan/Deferred Compensation Plan) offered to the Company’s executives.

Individual executive officer compensation levels and incentives were compared to a peer group of restaurant and retail companies. In setting compensation levels and changes in the Company’s incentive compensation programs for 2011, the Hay Group’s evaluation included the following “Peer Companies:” Bob Evans Farms, Boddie-Noell Enterprises, Boston Market, Buffalo Wild Wings, Buffets, Carrols Restaurant Group, Cato Corporation, CEC Entertainment, Checkers Drive-In Restaurants, Chipotle Mexican Grill, Einstein Noah Restaurant Group, Hibbett Sports, Hot Topic, Little Caesar, O’Charley’s, Panda Restaurant Group, Red Robin, Ruby Tuesday, Tuesday Morning, Whataburger, and White Castle System.

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

2010 Elements of Compensation

The principal components of compensation for the Named Executive Officers for the 2010 fiscal year are described below.

Annual Base Salary

Executive officers are paid a base salary as compensation for performance of their primary duties and responsibilities. The annual base salaries for Mr. Schwartz and Mr. Cook were initially set by their 2009 Employee Agreements. The annual base salary of the Senior Vice President – Head of Operations and Vice President – Human Resources is recommended by the Chief Executive Officer to the Compensation Committee. The salary of the Vice President – Information Technology is recommended by the Chief Financial Officer to the Chief Executive Officer, who, in turn, recommends such compensation to the Compensation Committee. Recommendations for salary include consideration of the following:

•	the level of salary needed to remain competitive with executives with similar positions by restaurant and retail companies with comparable dollar volume and numbers of units;

•	the nature and responsibility of the position;

•	the achievement of objective performance criteria specific to each position; and

•	subjective leadership criteria.

There were no merit increases for the 2010 fiscal year, as determined and approved by the Compensation Committee primarily as a result of the general economic slowdown and the financial performance challenges faced by the Company in 2009 as well as the economic uncertainties entering fiscal 2010.

Bonus and Performance-Based Cash Incentive Compensation

Annual cash incentive compensation is designed to motivate and reward executive officers for their contributions. This objective is accomplished by making a large portion of cash compensation dependent upon our financial performance and, in the case of Named Executive Officers other than the Chief Executive Officer and Chief Financial Officer, additional specific performance measures related to their particular responsibilities.

We believe that growth in Adjusted EBITDA is the measure of financial performance that best reflects the increase in stockholder value. “Adjusted EBITDA” for an applicable fiscal year shall mean the consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, pre-opening expenses, transaction costs incurred for acquisitions (expensed in accordance with ASC 805), non-cash membership unit compensation (expensed in accordance with ASC 718), and an add back of the annual BAML Capital Partners management fee of the Company and its subsidiaries on a consolidated basis for that fiscal year. Adjusted EBITDA is also a principal focus of our performance because it improves our debt service coverage and financial covenant compliance; in addition, Adjusted EBITDA is a performance measure that yields cash to pay down our debt more quickly, which is a primary objective as we are a highly leveraged entity. As described below under “Changes for the 2011 Performance Period”, we recognize that future compensation determinations would benefit from a broader set of performance measures that will take account growth and other objectives that are part of our strategic plan.

In light of the Company’s financial performance in 2009, it was determined that the decision whether to pay incentive compensation, and the payout threshold upon which any such payment would be based, would be made at the sole discretion of the Compensation Committee. Retaining this discretion gave the Compensation Committee the flexibility to evaluate 2010 performance in light of prevailing trends in the business, broader economic conditions and prospective covenant compliance. These considerations, among others, were used by the Compensation Committee to determine all cash compensation based on a retrospective view of financial performance, including merit increases for all employees, cash incentive compensation, contributions to the Deferred Compensation and Retirement Plan and the POWR Plan.

At the beginning of fiscal 2010, the Company refocused its efforts on building its core pizza business by altering its marketing strategy to bring unique attractive value to the category on an everyday basis. This change in strategy along with excellent operational controls changed the trajectory of our operating performance from fiscal 2009, resulting in significant same store sales growth (+10.1%), record Adjusted EBITDA performance, significant free cash flow generation, and substantially improved credit statistics. The fiscal 2010 record Adjusted EBITDA of $106.5 million exceeded the prior year’s performance by $10.2 million or 9.5% allowing the Company to reduce leverage from 4.51X at fiscal year-end 2009 to 3.80X at fiscal year-end 2010 while increasing cash balances by $29.5 million. Based upon this exceptional financial performance, the Compensation Committee elected to pay Adjusted EBITDA bonuses at the maximum payout threshold, with the amount thereof determined separately for each officer based on individualized criteria which were the same as those used in 2009 and are described below.

For fiscal 2010, the 2009 Employment Agreements with Mr. Schwartz and Mr. Cook provided them with the opportunity to earn annual cash incentive compensation of up to the following percentages of their annual base salary if the specified percentage of the Adjusted EBITDA Target was achieved: (i) 25% of base salary if at least 95% of the Adjusted EBITDA Target was achieved; (ii) 50% of base salary if at least 100% of the Adjusted EBITDA Target was achieved; and (iii) 75% of base salary if 105% or more of the Adjusted EBITDA Target was achieved; however, (i) if Adjusted EBITDA was greater than 95%, but less than 100%, of the Adjusted EBITDA Target, the incentive compensation paid would equal 50% of base salary minus the Adjustment Amount and (ii) if Adjusted EBITDA was greater than 100% of the Adjusted EBITDA Target, the incentive compensation would equal 50% of base salary plus the Adjustment Amount, up to a maximum of 75% of base salary. The term “Adjustment Amount” is defined in their respective employment agreements and generally provides for an incremental adjustment in the amount of bonus between the threshold, target and maximum bonus amounts based on the difference between actual Adjusted EBITDA and the Adjusted EBITDA Target. Mr. Schwartz and Mr. Cook also had the opportunity to earn additional cash bonus compensation each year in recognition of outstanding performance as determined by the Board of Directors in its sole discretion. Based upon the Company’s aforementioned exceptional financial performance in fiscal 2010, the Compensation Committee awarded Mr. Schwartz and Mr. Cook performance based compensation at the maximum target equivalent to 75% of base salary, or $513,750 and $345,431, respectively.

Mr. Vaughn, Sr. Vice President – Head of Operations, is responsible for the operations performance of our restaurants. Historically, Mr. Vaughn has been eligible to receive performance based compensation of 50% of base salary, which was based upon (i) Adjusted EBITDA Target achieved (60% weight); (ii) Leadership Goals achieved based on specific operational metrics (20% weight); and, (iii) Restaurant Operations roll-up bonus achieved (20% weight). For fiscal 2010, based upon the Company’s aforementioned exceptional financial performance in fiscal 2010, the Compensation Committee awarded Mr. Vaughn performance based compensation at the maximum target, or $89,856. Similarly, the Compensation Committee awarded Mr. Vaughn $25,000 for achievement of his leadership goals, which was tied to financial performance and was determined based on specified operational metrics, such as restaurant general manager turnover, comparable store sales, food safety, CHAMPS scores and delivery metrics. Finally, Mr. Vaughn was also eligible for incentive compensation targeted to be approximately $24,960, the specific amount of which was determined primarily based on a pyramidal bonus structure involving each level of restaurant management on a system wide basis that was designed to align Mr. Vaughn’s incentives with each territory and ensure that each level of management within each respective territory is working together effectively to accomplish financial and other performance goals of the Company. This restaurant operations bonus is calculated based upon the aggregate cash incentive compensation payable to each Territory Vice President who reports to the Senior Vice President – Head of Operations, which, in turn, is based on the amount of cash incentive compensation payable to all of the regional managers who report to the respective Territory Vice President, which in turn, is based on the amount of cash incentive compensation payable to area general managers who report to the respective regional managers, which, in turn, is based on the amount of the cash incentive compensation payable to restaurant general managers who report to the respective area general managers. Mr. Vaughn earned $21,155 related to this incentive compensation for fiscal 2010.

Ms. Walbert, Vice President – Human Resources, is responsible for all human resource functions and growing the capability of our employees. Historically, Ms. Walbert has been eligible to receive performance based compensation of 40% of base salary, which was based upon (i) Adjusted EBITDA Target achieved (60% weight); and (ii) Leadership Goals achieved (40% weight). For fiscal 2010, based upon the Company’s aforementioned exceptional financial performance in fiscal 2010, the Compensation Committee awarded Ms. Walbert performance based compensation at the maximum target, or $49,363. Similarly, Ms. Walbert was awarded $20,000, based upon the successful completion of certain projects. Both the achievement and payout of the Leadership Goals was determined at the discretion of the President, Chief Executive Officer and Chief Operating Officer.

As the officer with principal supervisory responsibility over our information systems, Mr. Wood’s role has a significant impact on our operational efficiency and effectiveness. Historically, Mr. Woods has been eligible to receive performance based compensation of 40% of base salary, which was based upon (i) Adjusted EBITDA Target achieved (60% weight); and (ii) specified technology projects achieved (40% weight). For fiscal 2010, based upon the Company’s aforementioned exceptional financial performance in fiscal 2010, the Compensation Committee awarded Mr. Woods performance based compensation at the maximum target, or $44,702. Additionally, Mr. Woods was awarded $19,867 based upon the successful completion of specified information technology projects. Both the achievement and payout of the assimilation goals and completion of certain projects was determined at the discretion of the Executive Vice President – Finance and CFO.

Similarly, each Named Executive Officer has participated in the POWR Plan, and prior Company contributions have historically been reported as Non-Equity Incentive Plan Compensation. However, for the considerations noted above, the Compensation Committee determined that all contributions to be made to this plan would be made on a discretionary basis for fiscal 2010. Due to the Company’s aforementioned exceptional financial performance in fiscal 2010, the Compensation Committee determined that all POWR Plan participants were to receive a contribution at the maximum threshold. This resulted in payments to the Named Executive Officers as follows: Mr. Schwartz, $126,725; Mr. Cook, $85,206; Mr. Vaughn, $46,176; Ms. Walbert, $31,709; and Mr. Woods, $20,954.

Changes for the 2011 Performance Period

As described above, the Compensation Committee engaged the Hay Group to conduct a competitive market analysis of total direct compensation for the top six executive positions at the Company. In order to better align the Company’s compensation structure to that of its peer companies, the Hay Group made recommendations on the structure and overall amount of total direct compensation for these positions but did not recommend the specific amount of such compensation for these positions. Based on that evaluation, there were fundamental changes made to the performance-based incentive compensation programs which will be effective for fiscal 2011.

For fiscal 2011, the Amended and Restated Agreements with Mr. Schwartz and Mr. Cook will provide them with the opportunity to earn annual cash incentive compensation based on certain bonus objectives.

Mr. Schwartz is eligible to receive incentive cash compensation equal to up to 100% of his base salary, which will be based upon (i) Adjusted EBITDA Target achieved (50% weight); (ii) Revenue Target achieved (20% weight); (iii) Free Cash Flow Target achieved (20% weight); and, (iv) certain Company objectives achieved that are the collective result of Non-EBITDA bonus objectives achieved by the executive management team (10% weight).

Mr. Cook is eligible to receive incentive cash compensation equal to up to 60% of his base salary, which will be based upon (i) Adjusted EBITDA Target achieved (50% weight); (ii) Revenue Target achieved (20% weight); (iii) Free Cash Flow Target achieved (20% weight); and, (iv) the direct report departmental bonus objectives (10% weight).

These changes to annual cash incentive compensation for Mr. Schwartz and Mr. Cook maintained the primary focus on achievement of Adjusted EBITDA, which the Company believes is the measure of financial performance that best reflects the increase in stockholder value. Adjusted EBITDA is also a principal focus of our performance because it improves our debt service coverage and financial covenant compliance and yields cash to pay down our debt more quickly. Therefore, consistent with prior years, this bonus objective was given the most significant weighting of all objectives established and will be applied as the primary bonus objective for all executive officers. Mr. Schwartz and Mr. Cook both play a significant role in promoting organic and strategic external growth of the Company, as well as development of territories currently under operation. This type of development is best measured by growth in revenues achieved in a given year, which resulted in a Revenue Target assigned in the performance based compensation program. Mr. Schwartz and Mr. Cook also have considerable influence over the policy and spending decisions made by the Company in any fiscal year. In order to promote optimal use of cash flows derived from EBITDA performance, a Free Cash Flow Target was established, which is intended to measure the strategic use of cash and improves our debt service coverage and financial covenant compliance. As growth in revenues and free cash flow both have consequences that will significantly increase stockholder value, an equal weighting will be applied to determine the incentive compensation paid to Mr. Schwartz and Mr. Cook for these bonus objectives in fiscal 2011. Finally, Mr. Schwartz and Mr. Cook also have responsibility for the various departments that report to them. Therefore, a bonus objective was established to ensure that each level of management is working together effectively to accomplish financial and other performance goals of the Company. As Mr. Schwartz and Mr. Cook have an oversight role and can less directly influence the goals achieved by other departments, this bonus objective was assigned a lower weighting in consideration of their entire performance based compensation program.

A similar process was employed by the Compensation Committee with respect to the other Named Executive Officers. As noted above, we believe Adjusted EBITDA is the measure of financial performance that best reflects the increase in stockholder value, and as such will be assigned as the most heavily weighted bonus objective for all executive officers. However, it was determined that the remaining Named Executive Officers are less able to directly influence revenues and free cash flow achieved by the Company. Therefore, the Compensation Committee determined that bonus objectives tailored to achievement of key division/function initiatives applicable to the executive officers’ respective responsibilities would best accomplish the financial and other performance goals of the Company, which are further detailed below.

Mr. Vaughn is responsible with operational oversight of each of our territories. For fiscal 2011, Mr. Vaughn will be eligible to receive incentive cash compensation equal to up to 50% of his base salary, which will be based upon (i) Adjusted EBITDA Target achieved (60% weight); (ii) improvement in customer satisfaction survey ratings (15% weight); (iii) retention of Restaurant General Managers (15% weight); and, (iv) enhancement of productivity metrics achieved (10% weight).

Ms. Walbert is responsible for the training and human resource management of all of our stores in operation. For fiscal 2011, Ms. Walbert received a merit increase of 12% consistent with the increase in her responsibilities in connection with her promotion to Senior Vice President–Human Resources. Ms. Walbert will be eligible to receive incentive cash compensation equal to up to 40% of her base salary, which will be based upon (i) Adjusted EBITDA Target achieved (60% weight); (ii) retention of Restaurant General Managers (15% weight); (iii) training certification of restaurant management and crew (15% weight) and, (iv) achievement of certain projects related to organizational leadership development (10% weight).

As the officer with principal supervisory responsibility over our information systems, Mr. Wood’s role has a significant impact on our operational efficiency and effectiveness. For fiscal 2011, Mr. Woods will be eligible to receive incentive cash compensation equal to up to 40% of his base salary, which will be based upon (i) Adjusted EBITDA Target achieved (60% weight); (ii) execution of certain Information Technology objectives (20% weight); (iii) delivery of 3 customer innovation concepts (10% weight) and, (iv) delivery of 5 critical Information Technology objectives (10% weight).

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

The DCR Plan affords participants the opportunity to make two types of compensation deferral elections. First, each such executive may elect to defer all or a portion of his or her base salary. Second, the plan allows each such executive the opportunity to separately elect to defer all or a portion of his or her bonus compensation. As an incentive to participate in the DCR Plan, we match executive contributions up to four percent of the sum of the executive’s salary and bonus compensation. We also may provide additional discretionary contributions as a means of rewarding participants for their efforts with us. The amount of any discretionary contribution may vary from year to year based upon our Board’s assessment of those efforts made by DCR Plan participants and our financial needs; however, no such discretionary contributions were awarded during any of the years presented in the Summary Compensation Table. For fiscal 2010, the Company elected to withhold its Company matching contributions for all executives participating in the DCR Plan as determined at the sole discretion of the Compensation Committee. We believe that both the level of employer-matching contribution and the level of discretionary contributions, if any, that we may contribute to the DCR Plan on behalf of our executive officers are comparable with other peer companies who provide similar plans for retirement benefits for their executives under qualified retirement plan arrangements. For fiscal 2011, the Compensation Committee has elected to reinstate matching contributions to the DCR Plan on a quarterly basis consistent with historical levels.

Participants in the plan may elect the time and manner in which they receive benefits under the plan, subject to requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

POWR Plan

Our Named Executive Officers are eligible to participate in the NPC International, Inc. POWR Plan, which is a performance-based incentive plan providing deferred compensation for certain key management or highly compensated employees selected by our Compensation Committee. Payments out of the POWR Plan are made to participants following termination of their employment. Subject to a participant being terminated due to gross misconduct, in which case a participant forfeits all of his or her benefit under the POWR plan, all benefit payments under the Plan are made only following a participant’s termination of employment or disability. However, due to the non-qualified nature of the plan, any contributions from the Company may be subject to the claims of creditors in the event that such claims are successfully adjudicated by the creditors.

There are essentially two components to the POWR Plan. The first component provides participants with the opportunity to earn a contribution equal to a specified percentage of the participant’s annual base salary for that year if we meet the Adjusted EBITDA Target established by our Board of Directors. This percentage is the same for each Named Executive Officer but varies between a 0-13.5% payout depending on the threshold and target Adjusted EBITDA Targets achieved. Historically, EBITDA achievement less than the threshold Adjusted EBITDA Target, or 95% of the Adjusted EBITDA Target, would result in a 0% payout; EBITDA achievement greater than the threshold Adjusted EBITDA Target but less than the Adjusted EBITDA Target would result in a 9% payout; EBITDA achievement exceeding the Adjusted EBITDA Target would result in a 13.5% payout. All participants are also eligible to participate in a “Gain Sharing Pool” which represents 5% of our EBITDA that is in excess of a higher Adjusted EBITDA Target that is set at the discretion of our Board of Directors. Each participant’s share of this Gain Sharing Pool is based on the participant’s individual POWR Plan contribution amount, excluding any POWR Plan Plus contribution, compared to the total profit sharing contributions under the POWR Plan. Contributions made under this first component vest at a rate of 25% each year over a four year period beginning with the year for which the contribution is earned. Participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 60 with at least 5 years service.

The second component of the POWR Plan provides an additional contribution, referred to in the plan as the “POWR Plus Contribution” that rewards participants in the plan who have at least ten years of service with us if the Adjusted EBITDA Target, as defined above, is met. This additional contribution level for all years presented is 5% of annual base salary for each Named Executive Officer. Because POWR Plan Plus Contributions are designed to reward loyal and faithful key employees who provide valuable service to us over an extended period of time, they will vest only upon 20 years of employment with us.

For fiscal 2010, the Compensation Committee did not establish an EBITDA Target so as to allow the Company the flexibility to evaluate 2010 performance, as noted previously. Based on the Company’s exceptional fiscal 2010 operational performance, prevailing trends in the business, broader economic conditions and prospective covenant compliance, the Compensation Committee, in its sole discretion, granted contributions to the POWR Plan for all participants including the Named Executive Officers equivalent to the maximum threshold as follows: Mr. Schwartz, $126,725; Mr. Cook, $85,206; Mr. Vaughn, $46,176; Ms. Walbert, $31,709; and Mr. Woods, $20,954. There were no Gain Sharing Pool contributions made in fiscal 2010 because no Adjusted EBITDA Target was established for the current year.

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

The exercise price of the non-time vesting and time vesting options for those options issued in conjunction with the 2006 Transaction was established based on the aggregate equity investment in Holdings at the time of closing of the 2006 Transaction divided by the number of outstanding membership interests, or $1.00. Similarly, the exercise price of the change of control options was established as twice the exercise price of the non-time vesting and time vesting options granted, or $2.00. No options were granted in fiscal 2010. The exercise price of options granted since the 2006 Transaction was determined at the discretion of the Compensation Committee of Holdings. The exercise price for all options granted was equal to or greater than the fair market value of the option on the date of grant.

Options grants will be made at the discretion and through approval of the Board of Holdings to ensure that compensation to our Named Executive Officers remains competitive and in-line with our peer companies.

Restricted Stock Units

In fiscal 2010, the Company granted 214,694 restricted stock units (“RSUs”) to Mr. Schwartz for his exceptional leadership, which resulted in much higher operational and financial performance in fiscal 2010 than was anticipated. RSUs are stock awards that are granted to employees and entitle the holder to membership interests as the awards vest, including the right to receive dividends on all vested units and accruable for units not vested at the grant date. Dividends accrued on non-vested RSUs will be paid to the employee once the underlying RSU becomes vested. The RSUs were granted at the fair market value of the membership interests on the date of grant. RSU distributions will be in membership interests of Holdings after the end of the vesting period, generally vesting ratably at the end of each fiscal years 2010, 2011 and 2012. Membership interests issued under an RSU award are nontransferable and are mandatorily redeemable units, which are required to be repurchased by Holdings upon the resignation of the member or in the event of a change in control.

Perquisites and Other Personal Benefits

The Company provides Named Executive Officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain highly qualified employees for key positions.

Under the Amended and Restated Agreements with Mr. Schwartz and Mr. Cook, they are each entitled to receive: (i) use of the Company airplane for up to 50 hours per year, (ii) matching gifts aggregating $10,000 annually to nontaxable charitable organizations of their choice, (iii) Mr. Schwartz is eligible for supplemental long-term disability coverage, and (iv) Mr. Schwartz and Mr. Cook are entitled to a reimbursement for out-of-pocket premiums paid for life insurance coverage, (v) a complete biannual medical examination and associated travel expenses, and (vi) tax, financial planning and legal services.

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

Clawback Policy

In the event of a restatement of the Company’s financial statements resulting from misconduct by specified officers and employees, the Company’s clawback policy requires the reimbursement to the Company by the specified officer or employee engaging in such misconduct of all performance based compensation (i.e., bonus and POWR Plan awards) and all gains on stock sales during the twelve month period following the first public issuance or filing with the SEC (whichever first occurs) of the financial documents including the financial statements required to be restated. The specified officers and employees for this purpose include the Named Executive Officers and all other officers and employees that report to the Chief Executive Officer, the Chief Financial Officer or the Chief Accounting Officer.

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

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended December 28, 2010, December 29, 2009, and December 30, 2008. The Named Executive Officers are the Company’s principal executive officer and principal financial officer, and the three other most highly compensated executive officers ranked by their total compensation in the table below:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
(a)	(b)	(c)(1)	(d)(2)	(e)(3)	(h)(4)	(g)(5)	(h)(6)	(i)(7)	(j)
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	2010 2009 2008	694,539 683,670 661,853	640,475 — —	249,045 — —	— — 0	— — 368,039	112,958 198,418 —	42,403 68,466 55,135	1,739,420 950,553 1,085,027

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	2010 2009 2008	468,197 455,137 443,670	430,637 — —	— — —	— — 0	— — 246,221	79,156 123,868 —	23,540 73,743 54,696	1,001,530 652,748 744,587

D. Blayne Vaughn Senior Vice President – Head of Operations	2010 2009 2008	250,732 247,917 229,750	161,032 10,000 —	— — —	— — 0	21,155 9,401 107,411	104,361 152,934 —	— 12,376 11,860	537,280 432,628 349,020

Lavonne K. Walbert Vice President – Human Resources	2010 2009 2008	176,418 172,843 158,323	101,072 13,428 3,809	— — —	— — 0	— — 41,712	31,638 48,772 —	— 8,220 6,918	309,128 243,262 210,762

Michael J. Woods Vice President – Information Technology and Chief Information Officer	2010 2009 2008	160,203 158,909 155,399	85,523 1,500 21,913	— — —	— — 0	— — 24,984	48,788 70,298 —	— 7,391 7,322	294,514 238,098 209,618

(1)

Amounts shown are the cumulative base compensation earned by the Named Executive Officer throughout fiscal years 2010, 2009 and 2008. These amounts are not reduced by any deferral of compensation for those individuals participating in the Deferred Compensation and Retirement Plan. Base salary was increased for fiscal 2011 to the following for each Named Executive Officer: Mr. Schwartz, $700,000; Mr. Cook, $470,000; Mr. Vaughn, $265,000; Ms. Walbert, $192,500; Mr. Woods, $160,000.

(2)

For years prior to 2010, performance based compensation was reported in Column (g) as “Non-Equity Incentive Plan Compensation”. However, the Compensation Committee retained its discretion to make performance based compensation as described in “2010 Elements of Compensation” in Item 11. Compensation Discussion and Analysis and, therefore, amounts earned in fiscal 2010 are shown above in Column (d) as “Bonus”. Fiscal year 2010 earnings on the POWR Plan are as follows: Mr. Schwartz, $86,545; Mr. Cook, $54,204; Mr. Vaughn, $28,950; Ms. Walbert, $17,719; Mr. Woods, $12,600. POWR Plan earnings are not included in amounts reported in Column (d) as “Bonus;” however, any above market earnings on balances in the POWR Plan are reported in Column (h) as “Change in Pension Value and Nonqualified Deferred Compensation Earnings.” For fiscal 2009, bonuses include discretionary payments related to the 2009 and 2008 acquisition of 294 units from PHI of $10,000 for Mr. Vaughn and Ms. Walbert. Additionally, the remaining amounts for 2009 and 2008 represent a portion of the annual bonus program earned by Ms. Walbert and Mr. Woods that is made on a discretionary basis, which is determined by management and amounts were paid in each respective year. Amounts paid under the Company’s incentive plan are reported in Column (g) as “Non-Equity Incentive Plan Compensation.”

(3)

This column represents the value of restricted stock awards approved by the Compensation Committee in each of the fiscal years presented and is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718. These amounts do not necessarily represent the actual value realized by Mr. Schwartz during the respective year. For discussion of the assumptions used in these valuations, see “2010 Elements of Compensation” in Item 11. Compensation Discussion and Analysis. No stock awards were granted to any employee during fiscal years 2009 and 2008.

(4)

There were no options granted in fiscal 2010 and 2009. The Company is required to disclose the amount of the grant date fair value of options issued in each respective year. Per the terms of the NPC Acquisition Holdings, LLC Management Option Plan, these options have certain vesting conditions that trigger a fair value or formula valuation, depending on the performance condition. The Company has determined that none of these performance conditions was to be considered probable as of the grant date and at the end of all years presented; therefore, no value has been attributed to options granted during fiscal 2008. There can be no assurance that value related to these options will ever be realized. Additionally, even if the highest level of performance conditions is achieved, due to the restrictions on the options, the options would have no value on the date of grant.

(5)

Amounts represent incentive compensation earned by the Named Executive Officers based on specific performance criteria, which is described in further detail under “2010 Elements of Compensation” in Item 11. Compensation Discussion and Analysis, for fiscal years 2010, 2009 and 2008, respectively, as follows: Mr. Schwartz, $0, $0 and $275,975; Mr. Cook, $0, $0, and $184,675; Mr. Vaughn, $21,155, $9,401, and $75,394; Ms. Walbert, $0, $0, and $20,191; and Mr. Woods, $0, $0, and $11,413. In addition, amounts included above were contributions to the Company’s POWR Plan for each executive for fiscal year 2008 as follows: Mr. Schwartz, $92,064; Mr. Cook, $61,546; Mr. Vaughn, $32,017; Ms. Walbert, $21,521; and Mr. Woods, $13,571. No contributions were made to the POWR Plan for fiscal 2009. Fiscal years 2009 and 2008 earnings (losses), respectively, on the POWR Plan are as follows: Mr. Schwartz, $163,795, and ($143,386); Mr. Cook, $102,587, and ($88,957); Mr. Vaughn, $54,791, and ($47,698); Ms. Walbert, $33,535 and ($28,774); Mr. Woods, $23,846, and ($20,838). POWR Plan earnings (losses) are not included in amounts reported in Column (g) as “Non-Equity Incentive Plan Compensation;” however, any above market earnings on balances in the POWR Plan are reported in Column (h) as “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

(6)

Amounts represent above market earnings on compensation that is deferred outside of tax-qualified plans within the Company’s POWR Plan and the Deferred Compensation and Retirement Plan. Actual earnings for fiscal 2010 on the combined POWR Plan and Nonqualified Deferred Compensation Plan were as follows: Mr. Schwartz, $112,958; Mr. Cook, $79,156; Mr. Vaughn, $104,361; Ms. Walbert, $31,638; and Mr. Woods $48,788. Amounts reported were calculated as earnings on plan balances with returns exceeding 120% of the annual applicable federal rate, which was equal to 1.83%, 3.16%, and 3.43% for fiscal years 2010, 2009, and 2008, respectively.

(7)

This amount represents (i) the Company contribution to the Deferred Compensation and Retirement Plan for all Named Executive Officers listed above (note: there was no Company contribution for fiscal 2010); and (ii) perquisites and other personal benefits. Under SEC Rules, companies are required to identify by type all perquisites and other benefits for a “named executive officer” if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit that exceeds the greater of $25,000 or 10% of the total amount for that individual.

(a)

The aggregate value of perquisites and other personal benefits for Mr. Schwartz in fiscal 2010 was $42,403. This amount comprised: personal use of the Company aircraft; a matching gift contribution; reimbursement for tax, financial planning and legal services; reimbursement for long-term disability coverage; a biannual medical examination, and reimbursement for life insurance premiums.

(b)

The aggregate value of perquisites and other personal benefits for Mr. Cook in fiscal 2010 was $23,540. This amount comprised: a matching gift contribution, reimbursement for tax, financial planning and legal services; personal use of the Company aircraft and reimbursement for life insurance premiums.

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

Grants of Plan-Based Awards in Last Fiscal Year

The following table provides information on future payouts under the non-equity incentive plan awards and stock options granted in 2010 to each of the Company’s Named Executive Officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number	Grant Date
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	of Shares of Stock or Units (#)	Fair Value of Stock and Option Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(l)
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	05/05/10	—(1)	— (1)	—(1)	—	—	—	214,694(3)	$249,045(3)

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer		—(1)	— (1)	—(1)	—	—	—	—	—

D. Blayne Vaughn Senior Vice President – Head of Operations	12/30/09	—(2)	24,960(2)	—(2)	—	—	—	—	—

Lavonne K. Walbert Vice President – Human Resources		—(2)	— (2)	—(2)	—	—	—	—	—

Michael J. Woods Vice President – Information Technology and Chief Information Officer		—(2)	— (2)	—(2)	—	—	—	—	—

(1)

Amounts represent incentive compensation, which is defined by the 2009 Employment Agreements, signed by Mr. Schwartz and Mr. Cook, which equals a specified percentage for the threshold, target and maximum payout as 25%, 50% and 75% of base salary with a corresponding achievement of 95%, 100%, or 105% or more of the EBITDA Target, respectively, that is approved by the Board of Directors on an annual basis. For fiscal 2010, this was modified to a discretionary award, which is shown in Column (d) as “Bonus.”

(2)

Amounts represent the target incentive compensation for each of these Named Executive Officers for fiscal 2010. Actual incentive compensation earned based on fiscal 2010 results was as follows: Mr. Vaughn, $21,155.

(3)

Restricted Stock Units (RSUs) are shares of NPC Acquisition Holdings, LLC. that vest and are payable as units of Holdings Common Units after the Restricted Period—i.e. a three year ratable vest for each fiscal year ending 2010, 2011 and 2012 (or a change in control of the Company, if earlier). In the event that the Participant is involuntarily terminated by the Company without Cause prior to the third anniversary of the date of award, then the RSUs shall continue to vest under the terms of the agreement. If the Participant’s employment with the Company terminates prior to the lapse of restrictions on the RSUs for any other reason, the unvested RSUs are forfeited. Column (l) shows the full grant date fair value for the RSUs, as calculated in accordance with FASB ASC Topic 718. This amount does not necessarily represent the actual value that will be realized by Mr. Schwartz. See “2010 Elements of Compensation” in Item 11. Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of exercisable and unexercisable options granted and held by the Company’s Named Executive Officers as of December 28, 2010:

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
James K. Schwartz
President, Chief Executive Officer	1,826,200(1)	212,800(2)	—	$1.00	5/3/2016
and Chief Operating Officer	—	2,659,000(3)	—	$2.00	5/3/2016
						143,130(4)	$236,599(4)

Troy D. Cook
Executive Vice President – Finance and Chief Financial Officer	1,217,200(1)	141,800(2)	—	$1.00	5/3/2016
	—	1,773,000(3)	—	$2.00	5/3/2016

	163,076(2)	108,718(2)	—	$1.00	1/24/2017
D. Blayne Vaughn	—	665,423(3)	—	$2.00	1/24/2017
Senior Vice President – Head of Operations	20,000(2) —	30,000(2) 120,000(3)	— —	$1.24 $2.24	4/2/2018 4/2/2018

Lavonne K. Walbert
Vice President – Human Resources	141,333(2)	94,222(2)	—	$1.00	1/24/2017
	—	576,700(3)	—	$2.00	1/24/2017

Michael J. Woods
Vice President – Information Technology and Chief Information Officer	119,590(2)	79,726(2)	—	$1.00	1/24/2017
	—	487,977(3)	—	$2.00	1/24/2017

(1)

Options granted on May 3, 2006, in connection with the 2006 Transaction, of which 975,000 and 650,000 options for Mr. Schwartz and Mr. Cook, respectively, have a service period that allows for immediate vest. These options were a matching incentive for the purchase of membership interests in the Company at the time of the 2006 Transaction, which is described further in the “2010 Elements of Compensation” of Item 11. Compensation Discussion and Analysis. The remaining vested options for all Named Executive Officers, have a service period that vests ratably over a period of five years, but allow for accelerated vesting in the event of a change in control. Each of these options expires on the date shown in Column (f), which is ten years from the date of grant.

(2)

Options granted that have a service period that vests ratably over a period of five years, but allow for accelerated vesting in the event of a change in control. These options expire on the date shown in Column (f), which is ten years from the date of grant.

(3)	Options granted that vest only upon a change in control of the entity.
(4)	RSUs granted May 5, 2010, which vests and becomes exercisable in three equal installments for the fiscal years ending 2010, 2011 and 2012.

In addition to the service period vesting footnoted above, each option and common unit has a mandatory call provision, which results in a fair value or formula valuation depending on the performance condition, which is defined in the NPC Holdings, LLC Management Option Plan. These performance conditions have been determined by management not to be probable at the date of grant or at the end of fiscal 2010; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. However, the expense and related reporting of these earnings will be reported in full at such time the value of options granted can be determined.

No options have been exercised by any named officer as of December 28, 2010.

Stock Vested at Fiscal Year End

The following table shows the number of RSUs vested as common units by the Company’s Named Executive Officers as of December 28, 2010:

Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
(a)	(b)		(c)
James K. Schwartz
President, Chief Executive Officer and Chief Operating Officer	71,564	(1)	118,298	(1)

(1)	RSU awards granted in 2010 that vested in 2010.

Nonqualified Deferred Compensation in Last Fiscal Year

The following table shows the executive contributions, earnings and account balances for the Deferred Compensation and Retirement Plan (“DCR Plan”) and the POWR Plan for all Named Executive Officers as of and for the fiscal year ended December 28, 2010:

Name	Plan Type	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
(a)		(b)	(c)	(d)	(e)	(f)
James K. Schwartz
President, Chief Executive Officer and Chief Operating Officer	DCR Plan	27,778(1)	—(1)	48,480(2)	—	345,664(1)
	POWR Plan	—	126,725(3)	86,545(2)	—	1,126,584(4)

Troy D. Cook
Executive Vice President – Finance and Chief Financial Officer	DCR Plan	18,724(1)	—(1)	39,131(2)	—	239,420(1)
	POWR Plan	—	85,206(3)	54,204(2)	—	711,432(4)

D. Blayne Vaughn
Senior Vice President – Head of Operations	DCR Plan	10,732(1)	—(1)	90,945(2)	—	603,245(1)
	POWR Plan	—	46,176(3)	28,950(2)	—	380,639(4)

Lavonne K. Walbert
Vice President – Human Resources	DCR Plan	7,053(1)	—(1)	19,181(2)	—	116,109(1)
	POWR Plan	—	31,709(3)	17,719(2)	—	236,417(4)

Michael J. Woods
Vice President – Information Technology and Chief Information Officer	DCR Plan	19,213(1)	—(1)	42,501(2)	—	252,514(1)
	POWR Plan	—	20,954(3)	12,600(2)	—	166,517(4)

(1)

Amounts represent activity for participation in the Deferred Compensation and Retirement Plan. The Company will match up to 4% of base salary, bonus, and cash incentive compensation (excluding contributions to the POWR Plan) contributed by the participant to the plan. Company contributions shown in Column (c) are also included in Column (i) as “All Other Compensation” on the Summary Compensation Table. Of the aggregate balance shown above, registrant contributions included within the Summary Compensation Table for fiscal years 2009 and 2008 were as follows: Mr. Schwartz, $38,601 and $33,057; Mr. Cook, $25,873 and $22,065; Mr. Vaughn, $12,376 and $11,860; Ms. Walbert, $8,220 and $6,918; and Mr. Woods, $7,391 and $7,322. No contributions were made to the Deferred Compensation and Retirement Plan for fiscal 2010. There are no limits to the amount of contributions individuals are eligible to contribute to the plan.

(2)

Earnings on the Deferred Compensation and Retirement Plan and the POWR Plan that are considered to be above market earnings are included in Column (h) as a “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table. Earnings on the POWR Plan are included in footnotes 2 and 5 of the Summary Compensation Table. Interest is considered to be above-market if the rate of interest exceeds 120% of the applicable federal long-term rate, with compounding. The investment gain or loss for each of these plans shall be allocated to a participant’s account in the ratio that the participant’s account balance as of the preceding valuation date, adjusted for all distributions and forfeitures occurring during the calendar year, bears to the total of all account balances as of the preceding valuation date, as adjusted for all distributions and forfeitures occurring during the calendar year. For purposes of this Section, a participant’s account balance as of such preceding valuation date shall include contributions credited as of such date (even if such contributions are actually made after such date).

(3)

Amounts represent the contribution to the POWR Plan for fiscal 2010 on each Named Executive Officer’s behalf. Contributions made by the Company were made on a discretionary basis in fiscal 2010 and determined by the Compensation Committee. Amounts contributed to this plan vest over a four-year period, 25% in the year of contribution and ratably thereafter over the next three years; however, participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 60 with at least 5 years service or achievement of 20 years service for all POWR Plan Plus contributions. The following table details current year vesting and aggregate vested balances from prior years for each Named Executive Officer:

	FY 2010 Vested Contributions	Aggregate Vested Balances
James K. Schwartz President, Chief Executive Officer and Chief Operating Officer	$158,259	$852,484

Troy D. Cook Executive Vice President – Finance and Chief Financial Officer	106,332	572,299

D. Blayne Vaughn Senior Vice President – Head of Operations	75,126	380,639

Lavonne K. Walbert Vice President – Human Resources	29,686	195,626

Michael J. Woods Vice President – Information Technology and Chief Information Officer	24,860	146,276

(4)

Amounts represent the aggregate balance at the end of fiscal 2010 for participation in the Company’s POWR Plan. Company contributions shown in Column (c) are also included in Column (d) as “Bonus” on the Summary Compensation Table. Of the aggregate balance shown above, no contributions were made by the registrant to the Company’s POWR Plan in fiscal year 2009; therefore, no amounts were included within the Summary Compensation Table for that year. Registrant contributions included within the Summary Compensation Table for fiscal 2008 were as follows: Mr. Schwartz, $92,064; Mr. Cook, $61,546; Mr. Vaughn, $32,017; Ms. Walbert, $21,521; Mr. Woods, $13,571.

Employment Agreements and Potential Post Employment Matters

On May 3, 2006, we entered into employment agreements with Mr. Schwartz to serve as our President, Chief Executive Officer and Chief Operating Officer and Mr. Cook to serve as our Executive Vice President – Finance and Chief Financial Officer, both for a period of two years. These agreements are automatically renewed for successive one year periods, unless either the Company or Mr. Schwartz or Mr. Cook provides at least 90 days written notice of intent not to renew. These employment agreements were amended on December 29, 2008, effective for fiscal 2009 and were subsequently amended on February 16, 2011, effective for fiscal 2011. The Amended and Restated Agreements extend the term of previous employment agreement until January 1, 2014, with automatic successive renewals in two year increments, unless Mr. Schwartz or Mr. Cook provides the Company at least 90 days written notice of intent not to renew. These employment agreements are further described within Item 11. Compensation Discussion and Analysis. Under the terms of these agreements, Mr. Schwartz and Mr. Cook are entitled to certain post-employment payments, which are determined based on the terms of the termination with the Company, which are detailed as follows:

Reason for termination		Payment Obligations to the Employee
Termination without cause	•	Unpaid compensation at the date of termination

	•	Two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

	•	A Pro Rata Bonus for the fiscal year in which termination occurs

	•	Unpaid accrued vacation earned and not taken through the date of termination

	•	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with good reason(1)	•	Unpaid compensation at the date of termination

	•	Two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

	•	A Pro Rata Bonus for the fiscal year in which termination occurs

	•	Unpaid accrued vacation earned and not taken through the date of termination

	•	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Voluntary termination	•	Unpaid base salary through the end of the month in which termination occurs

Reason for termination		Payment Obligations to the Employee

	•	Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

	•	Unpaid accrued vacation earned and not taken through the date of termination

	•	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with cause	•	Unpaid base salary through the date of termination

	•	Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

	•	Unpaid accrued vacation earned and not taken through the date of termination

	•	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Death	•	Unpaid base salary through the month in which death occurs

	•	Unpaid bonus compensation for any fiscal year which has ended as of the date of death

	•	The Pro Rata Bonus amount for the fiscal year in which the date of death occurs

	•	Unpaid accrued vacation earned and not taken through the date of death

Disability	•	Unpaid base salary through the month in which such termination occurs

	•	Unpaid bonus compensation for any fiscal year which has ended as of the date of termination

	•	The Pro Rata Bonus amount for the fiscal year in which the date of termination occurs

	•	Unpaid accrued vacation earned and not taken through the date of termination

(1)

Termination with good reason is defined in the respective employment agreements for Mr. Schwartz and Mr. Cook as (i) employee duties assigned that are inconsistent with duties held by each of these executive members as of the date of the 2006 Transaction other than the hiring of a Chief Operating Officer, (ii) the relocation of the principal place of employment more than 35 miles from the current principal place of employment, and (iii) a significant reduction in the employee’s annual bonus opportunity. Under the 2009 Employment Agreements, effective fiscal 2009, this definition was amended to also include (i) any reduction in base salary or a 20% or more reduction in the employee’s annual bonus opportunity, other than a systemic reduction that is applicable to the entire management team, (ii) a material breach of a material provision of the respective employment agreement, or (iii) in the case of Mr. Schwartz, a requirement that he report to a Company officer instead of reporting directly to the Board of Directors of the Company. The Company has 30 days to cure any event that would otherwise constitute good reason for termination.

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

There are no post employment payment obligations to the remaining Named Executive Officers.

The tables below estimate amounts payable upon a separation as if the individuals were separated on December 28, 2010:

James K. Schwartz, our President, Chief Executive Officer and Chief Operating Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)	Termination with good reason ($)	Voluntary termination ($)	Termination with cause ($)	Death ($)	Disability ($)
Compensation:
Accrued Salary at 12/28/10(1)	14,749	14,749	14,749	14,749	14,749	14,749
Stock Options(2)	1,223,554(a)	1,223,554(a)	—(b)	—(b)	1,223,554(a)	1,223,554(a)
Accrued Incentive Compensation at 12/28/10(3)	513,750	513,750	513,750	513,750	513,750	513,750

Benefits and Perquisites:
Severance Payments(4)	2,397,500	2,397,500	—	—	—	—
Retirement Plans(5)	1,198,148	1,198,148	1,198,148	1,198,148	1,198,148	1,198,148
Membership Interests(6)	3,261,031(c)	3,261,031(c)	1,950,000(d)	1,950,000(d)	3,261,031(c)	3,261,031(c)
Restricted Units at 12/28/10(7)	118,298(c)	118,298(c)	83,014(d)	83,014(d)	118,298(c)	118,298(c)
Accrued Vacation at 12/28/10	52,692	52,692	52,692	52,692	52,692	52,692
Total Post-Employment Payments	8,779,722	8,779,722	3,812,353	3,812,353	6,382,222	6,382,222

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.
(2)

Options were priced using the formula calculation defined within the NPC Acquisition Holdings LLC Management Option Plan further described below, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors. This pricing assumes a mandatory call of units for all options that were vested and in-the-money as of December 28, 2010.

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

(3)	Amounts are incentive compensation earned and unpaid at year-end. Amounts were included in Column (d) as “Bonus” on the Summary Compensation Table.
(4)

Amount is the severance payment, to which Mr. Schwartz would be entitled based on the terms of Mr. Schwartz’s employment agreement, signed on May 3, 2006 and subsequently amended on December 29, 2008 and February 16, 2011. Amount determined as two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination.

(5)

Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and the Company’s POWR Plan as of December 28, 2010. Amounts were included in the Nonqualified Deferred Compensation Table.

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

(7)

Restricted Units of 214,694 units granted held by Mr. Schwartz were priced using the formula calculation defined within the NPC Acquisition Holdings LLC Agreement, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors. In the event that the Participant is involuntarily terminated by the Company without Cause prior to the third anniversary of the date of award, then the RSUs shall continue to vest under the terms of the agreement. If the Participant’s employment with the Company terminates prior to the lapse of restrictions on the RSUs for any other reason, the unvested RSUs are forfeited.

(c)

Upon the occurrence of these events, all of the membership interests in Holdings are repurchased at a price per unit equal to the fair market value (as determined by the Board in its discretion) for the applicable unit as of the date of separation from employment.

(d)

Upon the occurrence of these events, all of the membership interests in Holdings are repurchased at a price per unit equal to the lower of the original purchase price for the applicable unit or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

Troy D. Cook, our Executive Vice President – Finance and Chief Financial Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)	Termination with good reason ($)	Voluntary termination ($)	Termination with cause ($)	Death ($)	Disability ($)
Compensation:
Accrued Salary at 12/28/10(1)	9,214	9,214	9,214	9,214	9,214	9,214
Stock Options(2)	815,524(a)	815,524(a)	—(b)	—(b)	815,524(a)	815,524(a)
Accrued Incentive Compensation at 12/28/10(3)	345,431	345,431	345,431	345,431	345,431	345,431
Benefits and Perquisites:
Severance Payments(4)	1,612,012	1,612,012	—	—	—	—
Retirement Plans(5)	811,719	811,719	811,719	811,719	811,719	811,719
Membership Interests(6)	2,174,021(c)	2,174,021(c)	1,300,000(d)	1,300,000(d)	2,174,021(c)	2,174,021(c)
Accrued Vacation at 12/28/10	33,657	33,657	33,657	33,657	33,657	33,657
Total Post-Employment Payments	5,801,578	5,801,578	2,500,021	2,500,021	4,189,566	4,189,566

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.
(2)

Options were priced using the formula calculation defined within the NPC Acquisition Holdings Management Option Plan further described below, subject to certain adjustments that were within the terms of the agreement and were approved by the Company’s Board of Directors. This pricing assumes a mandatory call of units for all options that were vested and in-the-money as of December 28, 2010.

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

(3)	Amounts are incentive compensation earned and unpaid at year-end. Amounts were included in Column (d) as “Bonus” on the Summary Compensation Table.
(4)

Amount is the severance payment, to which Mr. Cook would be entitled based on the terms of Mr. Cook’s employment agreement, signed on May 3, 2006 and subsequently amended on December 29, 2008 and February 16, 2011. Amount determined as two times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination.

(5)

Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and the Company’s POWR Plan as of December 28, 2010. Amounts were included in the Nonqualified Deferred Compensation Table.

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

Director Compensation Table

The following table summarizes the annual cash compensation earned by the Company’s non-employee directors during 2010:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles W. Peffer Audit Committee Chair	29,000	—	—	—	—	—	29,000

Brandon K. Barnholt	27,500	—	—	—	—	—	27,500

(1)

The annual retainer paid to external directors is $17,500 with an additional annual retainer of $3,000 paid to the Audit Committee Chairman. Attendance at each Board and Audit Committee meeting was paid as $1,000 for in-person participation or $500 for teleconference participation. Compensation for directors for fiscal 2011 will increase to an annual retainer of $20,000 with an additional annual retainer of $3,500 paid to the Audit Committee Chairman. Attendance at each Board and Audit Committee meeting will increase to $1,250 for in-person participation and remain at $500 for teleconference participation.

No compensation was paid for service to Mr. Birosak, Mr. End, or Mr. Hebbar, who represent BAML on our Board of Directors.

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

/s/ Christopher J. Birosak
Christopher J. Birosak
Chairman

/s/ Brandon K. Barnholt
Brandon K. Barnholt

/s/ Robert F. End
Robert F. End

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information as of December 28, 2010 with respect to beneficial ownership of the outstanding stock of the Company and the outstanding membership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of the Company or Holdings, (ii) each of the Company’s named executive officers, and (iii) each of the members of the Company’s Board of Directors. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Beneficial Owner-NPC Acquisition Holdings, LLC	Membership interests	Percentage of interests
NPC Acquisition Holdings, LLC	1,000	100.0%

Beneficial Owner-NPC Acquisition Holdings, LLC	Membership interests	Percentage of interests
ML Global Private Equity Fund, L.P.	118,040	72.2%
Merrill Lynch Ventures, LLC	40,000	24.5%
ML NPC International Co-Invest, L.P.	1,960	1.2%
James K. Schwartz(1)	3,848	2.4%
Troy D. Cook(1)	2,517	1.5%
Charles W. Peffer(1)(2)	90	—%
Brandon K. Barnholt(1)(2)	45	—%
All managers and executive officers as a group (4 persons)(1)	6,500	4.0%

(1)

The stock incentive plan, described within this document, pursuant to which Holdings, may from time to time issue and/or grant options to certain members of the Senior Management of the Company to acquire membership interests in Holdings up to a total of 8.0% of the fully-diluted equity interests in Holdings. The above table has been prepared including any options that are exercisable within 60 days from the period of presentation; however, there are options outstanding under the option program that have not vested or will not become exercisable within the near term, or 60 days, as of December 28, 2010.

(2)	Percentage of interest for each of these individuals is less than 1.0%.

NPC Acquisition Holdings, LLC (“Holdings”), the sole stockholder of the Company, maintains a stock incentive plan (“the Plan”), which governs, among other things, (i) the issuance of matching options on purchased membership interests and (ii) the grant of options with respect to the membership interests. Options may be granted under the Plan with respect to a maximum of 8.0% of the membership interests of Holdings as of the closing date for the acquisition calculated on a fully diluted basis (subject to required capital adjustments). Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting schedules and conditions and such other terms and conditions as deemed appropriate. Three types of options may be granted under the plan. First, Holdings may grant “non-time vesting” options, with respect to up to 1.0% of the interests, to selected participants, which will be vested at grant. Second, Holdings may grant “time vesting” options, with respect to up to 2.0% of the interests, which will vest ratably over a five-year period and subject to the option holders’ continued service. Third, Holdings may grant options, as to the remaining interests, which vest only upon the occurrence of a change of control on or prior to the expiration of the option, and also require continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, but generally expire earlier upon termination of service. Details of the option grants, as of December 28, 2010, are set forth in the table below (amounts in thousands):

	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	13,874	$ 1.66	247
Equity compensation plans not approved by security holders	—	—	—

Total	13,874	$ 1.66	247

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

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Upon completion of the 2006 Transaction, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Pursuant to the advisory agreement, MLGPE was paid $3.0 million at the closing for the financial, investment banking, management advisory and other services performed in connection with the 2006 Transaction and reimbursed $0.9 million for certain expenses incurred in rendering those services. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company paid $1.0 million to MLGPE for the fee during each of the fiscal years ended 2010 and 2009.

On June 6, 2006, the Company entered into an amortizing floating-to-fixed rate interest rate swap agreement expiring December 31, 2010, the notional amount of this swap was $20.0 million at fiscal year end 2010. Merrill Lynch Capital Services, Inc. (“MLCS”), was the counterparty on $10.0 million of the total notional amount, and JPMorgan Chase Bank, N.A. (“JPMCB”), an unrelated party, was the counterparty on the residual $10.0 million. Under this swap, the Company will pay both counterparties 5.39% and receive the three-month LIBOR rate as determined on the reset dates. These swaps were entered into to provide a hedge against the effects of rising interest rates on a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. As of December 28, 2010, the Company has recognized $0.3 million ($0.2 million after tax) of other comprehensive losses related to the fair market value of these interest rate swaps.

Effective April 7, 2008, the Company entered into a floating-to-fixed rate interest rate swap agreement expiring April 7, 2011, on a notional amount of $50.0 million with MLCS as the counterparty to the transaction. Under this swap, the Company will pay MLCS 2.79% and receive the three-month LIBOR rate as determined on the reset dates. This swap was entered into as a hedge to fix a portion of the $300.0 million term loan notes under the Senior Secured Credit Facility. As of December 28, 2010, the Company has recognized $0.6 million ($0.4 million after tax) of other comprehensive losses related to the fair market value of this interest rate swap.

In January 2009 Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During fiscal 2010 the Company paid Bank of America Merchant Services, affiliate of BOA, $0.4 million for credit card processing services.

In December 2009, the Company opened a money market account with BOA to invest any excess cash balances on hand. As of December 28, 2010, the Company had $39.6 million invested in this account. These investments are being reported as trading securities, as cash and cash equivalents, and the fair value of the investment was determined using independent market data considered to be a level 2 observable input.

BOA is an active participant in the Company’s Senior Secured Credit Facility. As of December 28, 2010, BOA held $1.9 million, or 1.0%, of the term loan notes and $12.5 million, or 16.7% of the revolving credit facility. Merrill Lynch Capital Corporation held $7.5 million, or 10.0%, of the revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of December 28, 2010. The loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and did not involve more than the normal risk of collectability or present other unfavorable features.

The Charter of the Audit Committee directs the Audit Committee as follows. The Committee shall review with management and the independent auditor any material financial or other arrangements of the Company which are with related parties or any other transactions or courses of dealing with third parties that appear to involve terms or other aspects that differ from those that would likely be negotiated with independent parties, and which arrangements or transactions are relevant to an understanding of the Company’s financial statements. The Committee shall consult with counsel if, in the opinion of the Committee, any matter under consideration by the Committee has the potential for any conflict between the interests of the Company in order to ensure that appropriate procedures are established for addressing any such potential conflict and for ensuring compliance with all applicable laws.

All of the Company’s directors, except Mr. Schwartz, and each of the Audit Committee and Compensation Committee members, qualify as independent directors under the listing standards of the Nasdaq Global Market.

Item 14.	Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended December 28, 2010 and December 29, 2009 (amounts in thousands).

(in thousands) Type of Service	Fiscal Year Ended 2010	Fiscal Year Ended 2009
Audit fees	$ 460	$ 450
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$ 460	$ 450

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

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 21, 2011.

NPC INTERNATIONAL, INC.

By:	/s/ James K. Schwartz
Name:	James K. Schwartz
Title:	President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 21, 2011:

/s/ James K. Schwartz James K. Schwartz	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer

/s/ Troy D. Cook Troy D. Cook	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer

/s/ Susan G. Dechant Susan G. Dechant	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)

/s/ Brandon K. Barnholt Brandon K. Barnholt	Director

/s/ Christopher J. Birosak Christopher J. Birosak	Director

/s/ Jaideep Hebbar Jaideep Hebbar	Director

/s/ Robert F. End Robert F. End	Director

/s/ Charles W. Peffer Charles W. Peffer	Director

Exhibit Index

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

2.3	Asset Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.4	Asset Purchase and Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.5	Amendment to Asset Sale Agreement dated as of December 8, 2008 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.6	Amendment to Asset Purchase and Sale Agreement dated as of December 8, 2008 (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed December 8, 2008)

2.7	Asset Purchase and Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of December 15, 2008 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed January 20, 2009)

2.8	Asset Sale Agreement by and between NPC International, Inc. and Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of January 13, 2009 (incorporated herein by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed February 17, 2009)

2.9	Amendment to Asset Sale Agreement dated as of February 12, 2009 (incorporated herein by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed February 17, 2009)

2.10	Second Amendment to Asset Sale Agreement dated as of February 16, 2009 (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed February 17, 2009)

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan(1)

10.8*	NPC International, Inc. POWR Plan for Key Employees(1)

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

Exhibit No.	Document Description
10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999)

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.18	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz(1) (incorporated herein by reference as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed January 5, 2009)

10.19	Amended and Restated Employment Agreement, dated as of December 29, 2008 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook(1) (incorporated herein by reference as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed January 5, 2009)

10.20	Amendment to Amended and Restated Employment Agreement, dated as of March 10, 2009 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz(1) (incorporated herein by reference as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 16, 2009)

10.21	Amendment to Amended and Restated Employment Agreement, dated as of March 10, 2009 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook(1) (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 16, 2009)

10.22	Restricted Common Unit Bonus Award Agreement dated May 5, 2010 between NPC Acquisition Holdings, LLC and James K. Schwartz(1) (incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2010)

10.23**	Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement with McLane Foodservice, Inc. dated August 11, 2010 (incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2010)

10.24***	Amended and Restated Employment Agreement, dated as of February 16, 2011 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz(1)

10.25***	Amended and Restated Employment Agreement, dated as of February 16, 2011 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook(1)

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 28, 2010

Exhibit No.	Document Description
31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 28, 2010

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Portions of these documents have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions of these documents are indicated with an asterisk
***	Filed herewith
(1)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.