Form 10-Q
period 2011-03-29
NPC INTERNATIONAL INC
filed 2011-04-28
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2011

or

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

There is no market for the Registrant’s equity. As of April 28, 2011, there were 1,000 shares of common stock outstanding.

PART I

PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 29, 2011	December 28, 2010
Assets
Current assets:
Cash and cash equivalents	$39,809	$44,159
Accounts receivable	3,835	4,464
Inventories	6,966	7,163
Prepaid expenses and other current assets	5,944	3,867
Assets held for sale	548	799
Deferred income taxes	5,003	5,434

Total current assets	62,105	65,886
Facilities and equipment, less accumulated depreciation of $137,251 and $129,566, respectively	137,590	143,713
Franchise rights, less accumulated amortization of $43,391 and $41,014, respectively	396,886	399,248
Goodwill	191,701	191,701
Other assets, net	25,232	24,680

Total assets	$813,514	$825,228

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,224	$22,722
Accrued liabilities	37,379	39,384
Accrued interest	7,896	4,386
Income taxes payable	277	389
Current portion of insurance reserves	9,777	9,523
Current portion of debt	—	29,670

Total current liabilities	79,553	106,074

Long-term debt	372,700	372,700
Other deferred items	32,404	30,831
Insurance reserves	12,840	12,840
Deferred income taxes	123,478	120,451

Total long-term liabilities	541,422	536,822

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of March 29, 2011 and December 28, 2010)	—	—
Paid-in-capital	163,473	163,443
Accumulated other comprehensive loss	(526)	(1,197)
Retained earnings	29,592	20,086

Total stockholders’ equity	192,539	182,332

Total liabilities and stockholders’ equity	$813,514	$825,228

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended March 29, 2011	13 Weeks Ended March 30, 2010
Sales:
Net product sales	$239,623	$252,629
Fees and other income	11,505	11,827

Total sales	251,128	264,456
Costs and expenses:
Cost of sales	69,787	75,971
Direct labor	70,238	74,887
Other restaurant operating expenses	74,787	77,991
General and administrative expenses	12,807	12,146
Corporate depreciation and amortization of intangibles	2,960	2,839
Other	39	360

Total costs and expenses	230,618	244,194

Operating income	20,510	20,262
Interest expense	(6,749)	(7,525)

Income before income taxes	13,761	12,737
Income tax expense	4,255	3,277

Net income	$9,506	$9,460

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 28, 2010	1,000	$—	$163,443	$20,086	$(1,197)	$182,332
Restricted common units			30			30
Comprehensive income:
Net income	—	—	—	9,506	—	9,506
Net unrealized change in cash flow hedging derivatives	—	—	—	—	29	29
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	642	642

Total comprehensive income						10,177

Balance at March 29, 2011	1,000	$—	$163,473	$29,592	$(526)	$192,539

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	13 Weeks Ended March 29, 2011	13 Weeks Ended March 30, 2010
Operating activities
Net income	$9,506	$9,460
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,771	11,423
Amortization of debt issuance costs	635	640
Net facility impairment charges	79	407
Deferred income taxes	3,027	(57)
Other	(10)	(79)
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	621	1,114
Inventories	197	220
Prepaid expenses and other current assets	(2,243)	(2,327)
Accounts payable	1,502	(1,114)
Income taxes	(112)	4,674
Accrued interest	3,510	3,754
Accrued liabilities	(993)	3,263
Insurance reserves	254	471
Other deferred items	113	41
Other assets	77	(609)

Net cash provided by operating activities	27,934	31,281

Investing activities
Capital expenditures	(3,360)	(3,925)
Proceeds from sale or disposition of assets	260	2,068

Net cash used in investing activities	(3,100)	(1,857)

Financing activities
Borrowings under revolving credit facility	—	7,165
Payments under revolving credit facility	—	(7,165)
Payments on term bank facilities	(29,670)	(31,340)
Debt issue costs	—	(73)
Proceeds from sale-leaseback transactions	486	—

Net cash used in financing activities	(29,184)	(31,413)

Net change in cash and cash equivalents	(4,350)	(1,989)
Beginning cash and cash equivalents	44,159	14,669

Ending cash and cash equivalents	$39,809	$12,680

Supplemental disclosures of cash flow information:
Net cash paid for interest	$2,605	$3,131
Net cash paid (received) for income taxes	$1,090	$(1,480)

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

NPC International, Inc. is referred to herein as “NPC” and “the Company.” NPC Acquisition Holdings, LLC, its parent company, is referred to herein as “Holdings.”

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

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The Company believes the accompanying unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of the dates and for the periods presented.

Note 2 – Goodwill and Other Intangible Assets

There were no changes in goodwill during the first quarter of 2011.

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	March 29, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,277	$(43,391)	$396,886
Favorable leasehold interests	10,029	(3,183)	6,846
Unfavorable leasehold interests	(4,016)	1,621	(2,395)
Internally developed software	1,069	(1,051)	18
Non-compete	1,925	(1,893)	32

	$449,284	$(47,897)	$401,387

	December 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,262	$(41,014)	$399,248
Favorable leasehold interests	10,071	(3,022)	7,049
Unfavorable leasehold interests	(4,327)	1,797	(2,530)
Internally developed software	1,069	(998)	71
Non-compete	1,925	(1,797)	128

	$449,000	$(45,034)	$403,966

Amortization expense on intangible assets was $2.6 million for the 13 weeks ended March 29, 2011 and March 30, 2010.

Note 3 – Debt

The Company’s debt consisted of the following (in thousands):

	March 29, 2011	December 28, 2010
Senior Secured Term Loan Note	$197,700	$227,370
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	—

	372,700	402,370
Less current portion	—	29,670

	$372,700	$372,700

The Company’s debt facilities contain restrictions on additional borrowing, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At March 29, 2011, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during fiscal 2010 and the Company’s leverage at fiscal 2010 year end, each of which is defined in the credit agreement for the senior secured credit facility, the Company was required to make an excess cash flow mandatory prepayment of $29.7 million. This amount was included in the current portion of long-term debt at December 28, 2010 and was paid utilizing cash reserves on February 24, 2011. The Company anticipates that it will be required to make a similar payment in 2012, but such amount cannot be reasonably estimated at this time.

The estimated fair value of the Company’s debt facilities was as follows (in thousands):

	March 29, 2011	December 28, 2010
Senior Secured Term Loan Note	$226,802	$225,096
Senior Subordinated Notes	178,938	178,728
Senior Secured Revolving Credit Facility	—	—

	$405,740	$403,824

Carrying value	$372,700	$402,370

The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debt holders could realize in an actual market transaction.

Note 4 – Income Taxes

For the 13 weeks ended March 29, 2011, the Company recorded income tax expense of $4.3 million which resulted in an effective income tax rate of 30.9% compared to income tax expense of $3.3 million or an effective tax rate of 25.7% during the same quarter of the prior year. The lower than statutory rate for both years was primarily attributable to tax credits.

Note 5 – Commitments and Contingencies

As previously disclosed, the Company is a defendant in a lawsuit entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, in the United States District Court for the District of Kansas. The lawsuit alleges a collective action under the Fair Labor Standards Act (“FLSA”) on behalf of plaintiffs and similarly situated workers employed by NPC in 28 states, and a class action under Rule 23 of the Federal Rules of Civil Procedure on behalf of Plaintiff Smith and similarly situated workers employed in states in which the state minimum wage is higher than the federal minimum wage. The lawsuit alleges among other things that NPC deprived plaintiffs and other NPC delivery drivers of minimum wages by providing insufficient reimbursements for automobile and other job-related expenses incurred for the purposes of delivering NPC's pizza and other food items.

On March 28, 2011, the court granted conditional collective action certification under the FLSA. NPC has provided the names and addresses of potential opt-in class members to Plaintiffs, and a third-party administrator is to mail a notice to each potential opt-in. From the date the notices are mailed, the potential opt-ins have 90 days to elect to become members of the class. The Court has set April 27, 2011, for a hearing to set a schedule for merits based discovery, decertification, pretrial and trial settings. On March 23, 2011, in response to NPC’s summary-judgment motion, Plaintiffs’ filed an expert declaration in relation to NPC’s reimbursement model. On April 14, 2011, the Court ruled that it would hold the Wass summary-judgment motion in abeyance until the merits process is completed. As a result, at this time the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

Note 6 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments, which the Company designated as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following interest rate swap contracts were entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at March 29, 2011:

Effective Date	Notional Amount (in thousands)	Fixed Rate Paid	Maturity Date
April 7, 2008	$50,000	2.79%	April 7, 2011
November 18, 2008	30,000	2.81%	November 18, 2011

	$80,000

The following table presents the fair value of the Company’s hedging portfolio as of March 29, 2011 and December 28, 2010 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	March 29, 2011	December 28, 2010
Accrued liabilities	$864	$1,966

The effect of the derivative instruments on the unaudited Condensed Consolidated Financial Statements was as follows (in thousands):

	Income/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location	(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the 13 Weeks Ended			For the 13 Weeks Ended
	March 29, 2011	March 30, 2010		March 29, 2011	March 30, 2010
Interest rate contracts	$29	$(650)	Interest expense	$(642)	$(1,144)

The Company currently expects that approximately $0.9 million of the change in the fair value of the swap contract included in “Accumulated other comprehensive loss” as of March 29, 2011 will be realized in earnings as additional interest expense within the next twelve months, contemporaneously with the net settlement of the underlying interest payments, which may vary based on actual changes within the LIBOR market rates.

The Company estimates the fair value of its interest rate swap contracts using independent market data considered to be a Level 2 observable input. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During the first quarter of fiscal 2011 and 2010, there was virtually no ineffectiveness related to cash flow hedges.

Note 7 – Comprehensive Income

Comprehensive income is comprised of the following:

	13 Weeks Ended
	March 29, 2011	March 30, 2010
Net income	$9,506	$9,460
Change in valuation of interest rate swap agreements, net of tax	671	494

Comprehensive income	$10,177	$9,954

Note 8 – Related-Party Transactions

Merrill Lynch Global Private Equity (“MLGPE”) Advisory Agreement. On May 3, 2006, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company has paid $1.0 million to MLGPE for this fee for fiscal 2011 and fiscal 2010, which is being amortized ratably to expense.

Bank of America Merchant Services. In January 2009, Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During both the 13 weeks ended March 29, 2011 and March 30, 2010, the Company paid Bank of America Merchant Services, an affiliate of BOA, $0.1 million for credit card processing services.

Bank of America, N.A. In December 2009, the Company opened a money market account with Bank of America, N.A., an affiliate of BOA, to invest any excess cash balances on hand. As of March 29, 2011, the Company had $36.1 million invested in this account. These investments are trading securities, which are included in cash and cash equivalents, and the fair value of the investment was determined using independent market data considered to be a Level 2 observable input.

Participation in Senior Secured Credit Facility. Bank of America, N.A., an affiliate of BOA, and Merrill Lynch Capital Corporation (“MLCC”), an affiliate of MLGPE, were active participants in the Company’s Senior Secured Credit Facility. As of March 29, 2011, Bank of America, N.A., held $1.7 million, or 1.0%, of the term loan notes outstanding and $12.5 million, or 16.7%, of the revolving credit facility, and MLCC held $7.5 million, or 10.0%, of the revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of March 29, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in food, commodity, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws related to healthcare coverage and menu labeling, which may adversely affect our business operations;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facility;

•	and, various other factors beyond our control.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010 (“2010 Form 10-K”) as well as our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States (U.S.) according to the 2010 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the eighth largest restaurant unit operator in the U.S. according to the 2011 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. We were founded in 1962 and, as of March 29, 2011 we operated 1,136 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the first quarter of 2011, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal year 2011 and 2010 each contains 52 weeks.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. Year-to-date for fiscal 2011, pizza sales accounted for approximately 78% of net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.

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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 45% of our units include the WingStreet™ product line at March 29, 2011. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each year-to-date fiscal period:

	13 weeks ended March 29, 2011		13 weeks ended March 30, 2010
Sales by occasion:
Delivery	40%		38%
Carryout	43%		46%
Dine-in	17%		16%
Number of restaurants open at the end of the period:
Delco	426		435
RR	180		183
RBD	530		529

	1,136	(1)	1,147	(1)

(1)	Includes 513 units offering the WingStreet™ product line, at March 29, 2011 and March 30, 2010, respectively.

Our Costs

Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuations in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-19%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system's anticipated cheese purchases through a combination of derivatives taken under the direction of the UFPC.

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

Included within other restaurant operating expenses are royalties paid to Pizza Hut, Inc. (“PHI”). Our blended average royalty rate for the year-to-date period of 2011 was 4.7% of total sales compared to 4.8% for 2010.

General and administrative expenses. General and administrative expenses include field supervision and personnel costs and the corporate and administrative functions that support our restaurants, including employee wages and benefits, travel, information systems, recruiting and training costs, credit card transaction fees, professional fees, supplies and insurance.

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

General Economic Conditions and Consumer Spending

Higher gas prices, continued high unemployment rates, lower home values and sales, the negative impact of changes in the credit markets, and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in most segments of the restaurant industry, including the segment in which we compete. While general economic conditions appear to be stabilizing, we believe pressures on low and lower-middle income customers continue to be significant, and we believe that these customers are particularly interested in receiving value at a reasonable price in the current environment.

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

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. The block cheese price for the first quarter of fiscal 2011 averaged $1.75 per pound, an increase of $0.35 or 25% versus the average price for the first quarter of fiscal year 2010.

During the first quarter of 2011 we experienced ingredient inflation, primarily for meat and dough, which were higher than the first quarter of 2010 by 11% and 5%, respectively.

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

Significant increases in average gasoline prices in the regions in which we operate could increase our delivery driver reimbursement costs. We estimate that every $0.25 per gallon change in average gas prices in our markets impacts our annual operating results by approximately $0.9 million. However, as gas prices increase, the impact upon our operations is somewhat mitigated by a transfer of sales from the delivery occasion to the carry-out access mode, which is perceived as a higher value by consumers and benefits us with lower labor costs for the point-of-sale transaction.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2010 Form 10-K. There have been no significant changes with respect to these policies during the first 13 weeks of fiscal 2011.

Recently Issued Accounting Statements and Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

Results of Operations

The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 13-week periods ended March 29, 2011 and March 30, 2010, respectively:

	13 Weeks Ended March 29, 2011	13 Weeks Ended March 30, 2010
Comparable store sales	(4.7)%	10.2%
Net product sales	100%	100%
Direct restaurant costs and expenses:
Cost of sales	29.1%	30.1%
Direct labor	29.3%	29.6%
Other restaurant operating expenses	31.2%	30.9%

Activity with respect to unit count is set forth in the table below:

	13 Weeks Ended March 29, 2011	13 Weeks Ended March 30, 2010
Beginning of period	1,136	1,149
Developed	1	—
Closed	(1)	(2)

End of period	1,136	1,147

Equivalent units, continuing operations(1)	1,134	1,146

(1)

Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

We added the WingStreet™ product line to one unit during the first quarter of fiscal 2011, for a total of 513 units offering the WingStreet™ product line at March 29, 2011.

Thirteen Weeks Ended March 29, 2011 Compared to March 30, 2010

Net Product Sales. Net product sales for the first quarter of 2011 compared to 2010, were $239.6 million and $252.6 million, respectively, a decrease of $13.0 million, or 5.1%, resulting largely from a comparable store sales decrease of 4.7% for the first quarter of 2011, rolling over last year’s first quarter comparable store sales increase of 10.2% and a 1.0% decrease in equivalent units. The decline in comparable store sales results is largely due to rolling over the significant growth derived from our $10 Any Pizza promotion offered for the first quarter of 2010.

Fees and Other Income. Fees and other income were $11.5 million for the first quarter of 2011, compared to $11.8 million for the prior year, for a decrease of $0.3 million or 2.7%. The decrease was due to lower customer delivery charge income from decreased delivery transactions.

Cost of Sales. Cost of sales was $69.8 million for the first quarter of 2011, compared to $76.0 million for the prior year for a decrease of $6.2 million or 8.1%. Cost of sales decreased 1.0%, as a percentage of net product sales, to 29.1%, compared to 30.1% in the prior year. This decrease was largely due to higher net pricing for 2011 and product mix changes as a result of simplified pricing compared to the $10 Any Pizza promotion offered in the prior year. Partially offsetting this decrease was higher ingredient costs, primarily meat and dough, which were partially offset by lower packaging costs.

With the simplified pricing strategy, during the first quarter of 2011 we realized a shift in both pizza size (medium instead of large) and fewer toppings (3 toppings or less), as compared to the $10 Any Pizza offered in the prior year which resulted in increased sales of large and specialty (3+ topping) pizzas.

Direct Labor. Direct labor costs for the first quarter of 2011 and 2010 were $70.2 million and $74.9 million, respectively, a decrease of $4.7 million, or 6.2%. Direct labor costs were 29.3% of net product sales for the first quarter 2011, a 0.3% decrease compared to the prior year, primarily due to higher net pricing, lower average wage rates and improved labor efficiencies. These decreases more than offset the de-leveraging affect on fixed labor costs resulting from lower comparable store sales.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the first quarter of 2011 and 2010 were $74.8 million and $78.0 million, respectively, a decrease of $3.2 million, or 4.1%. Other restaurant operating expenses were 31.2% of net product sales for the first quarter 2011 compared to 30.9% of net product sales for the prior year, an increase of 0.3%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended March 30, 2010	30.9%
Rent and occupancy costs	0.2
Delivery driver reimbursement due to higher fuel costs	0.2
Restaurant manager bonuses	(0.2)
Other, net	0.1

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended March 29, 2011	31.2%

Depreciation expense for store operations was $7.9 million or 3.3% of net product sales for the first quarter of 2011 compared to $8.2 million or 3.3% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for the first quarter of 2011 were $12.8 million compared to $12.1 million for the first quarter of 2010, an increase of $0.7 million or 5.4%. This increase was largely due to the reinstatement of certain employee related incentive compensation programs and higher field training costs.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $3.0 million and $2.8 million for the first quarter of 2011 and 2010, respectively.

Other. We recorded a nominal amount of expense for facility impairment charges during the first quarter of 2011 as compared to $0.4 million for the first quarter of 2010.

Interest Expense. Interest expense was $6.7 million for the first quarter of 2011 compared to $7.5 million for the prior year, a decrease of $0.8 million due to lower average debt outstanding and lower interest rates as compared to the prior year. Our average outstanding debt balance decreased $42.0 million to $391.4 million for the first quarter of 2011 as compared to the same period last year and our cash borrowing rate decreased 0.1% to 6.2% for the first quarter of 2011 as compared to the prior year. Interest expense included $0.6 million for amortization of deferred debt issuance costs in both the first quarter 2011 and 2010.

Income Taxes. For the first quarter of 2011, we recorded income tax expense of $4.3 million which resulted in an effective income tax rate of 30.9% compared to income tax expense of $3.3 million for an effective tax rate of 25.7% for the first quarter of 2010. The lower than statutory rates for both years are due to the impact of tax credits in relation to income before taxes.

Net Income. Net income for both the first quarter of 2011 and 2010 was $9.5 million, despite decreased net product sales. Restaurant margins benefitted from higher net pricing from our simplified pricing strategy and lower direct labor costs. These decreases were partially offset by higher ingredient costs, increased general & administrative expenses and higher delivery expense.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our existing credit facility and the senior subordinated notes; (2) capital expenditures, including those for our re-imaging plan, asset development and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.

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

Our working capital was a deficit of $17.4 million at March 29, 2011. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit. We are able to operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with a working capital deficit, we have historically utilized excess cash flow from operations and our revolving line of credit for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At March 29, 2011, we had $57.3 million of borrowing capacity available under our revolving line of credit net of $17.7 million of outstanding letters of credit. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our distributor. If we were to utilize the 30 day term of trade credit, it would increase our cash position by approximately $20.0 million but would have no impact on our working capital.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $27.9 million for the first quarter of 2011 compared to $31.3 million for 2010. Cash flows from operations during the first quarter of 2011 were negatively impacted by a $7.3 million decrease from net changes in working capital, largely due to the timing of payroll and the change in income taxes. This decrease was partially offset by the $3.2 million positive impact of after tax cash flows from operations (after adding back non-cash items to net income) as compared to the prior year.

Cash flows from investing activities

Cash flows used in investing activities were $3.1 million during the first quarter of 2011 compared to $1.9 million for the prior year. For the first quarter of 2011, we invested $3.4 million in capital expenditures compared to $3.9 million in the prior year. Additionally, in the first quarter of 2010 we received proceeds of $2.1 million for asset sales as PHI exercised the option to purchase five assets which were part of the fiscal 2008 and 2009 sale transactions.

Cash flows from financing activities

Net cash outflows for financing activities were $29.2 million for the first quarter of 2011 compared to $31.4 million for the first quarter of 2010. During the first quarter of 2011, we paid our mandatory excess cash flow prepayment of $29.7 million on our senior secured credit facility utilizing cash reserves compared to $31.3 million during the first quarter of 2010. During the first quarter of 2011 we completed a sale-leaseback transaction for one property for $0.5 million.

Based upon the amount of excess cash flow generated during fiscal 2010 and the Company’s leverage at fiscal 2010 year end, each of which is defined in the credit agreement for our senior secured credit facility, the Company was required to make an excess cash flow mandatory prepayment of $29.7 million. This amount was included in the current portion of long-term debt at December 28, 2010 and was paid utilizing our cash reserves on February 24, 2011. The Company anticipates that it will be required to make a similar payment in 2012, but such amount cannot be reasonably estimated at this time.

As of March 29, 2011, we were in compliance with all of the financial covenants under our senior secured credit facility. Further, as shown in the following table, our financial leverage ratio has declined from 3.80x at fiscal 2010 year end to 3.51x as of March 29, 2011 as a result of our $29.7 million payment on our senior secured credit facility and improved operating results. Our ratios under the foregoing financial covenants in our credit agreement as of March 29, 2011 were as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	3.51x	Not more than 4.25x
Minimum interest coverage ratio	2.05x	Not less than 1.75x

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

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At March 29, 2011, we had $57.3 million of borrowing capacity available under our revolving line of credit net of $17.7 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

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

	13 Weeks Ending
	March 29, 2011	March 30, 2010
Net income	$9,506	$9,460
Adjustments:
Interest expense	6,749	7,525
Income tax expense	4,255	3,277
Depreciation and amortization	11,771	11,423
Net facility impairment charges	79	407
Pre-opening expenses and other	239	284

Adjusted EBITDA	$32,599	$32,376

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

Letters of Credit

As of March 29, 2011, we had letters of credit of $17.7 million issued under our existing credit facility in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of March 29, 2011, we had $197.7 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at March 29, 2011:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
April 7, 2008	$50.0	2.79%	April 7, 2011
Nov. 18, 2008	30.0	2.81%	Nov. 18, 2011

	$80.0

After giving effect to these swaps, which leaves us with $117.7 million of floating rate debt, a 100 basis point increase in this floating rate would increase annual interest expense by approximately $1.2 million.

Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30-35% of our cost of sales. We are a member of the UFPC, and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system's anticipated cheese purchases through a combination of derivatives taken under the direction of the UFPC.

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.17 per pound for the 13 weeks ended March 29, 2011 and $0.14 per pound for 2010) would have been approximately $2.1 million and $1.8 million for the 13 weeks ended March 29, 2011 and March 30, 2010, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, the Company is a defendant in a lawsuit entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, in the United States District Court for the District of Kansas. The lawsuit alleges a collective action under the Fair Labor Standards Act (“FLSA”) on behalf of plaintiffs and similarly situated workers employed by NPC in 28 states, and a class action under Rule 23 of the Federal Rules of Civil Procedure on behalf of Plaintiff Smith and similarly situated workers employed in states in which the state minimum wage is higher than the federal minimum wage. The lawsuit alleges among other things that NPC deprived plaintiffs and other NPC delivery drivers of minimum wages by providing insufficient reimbursements for automobile and other job-related expenses incurred for the purposes of delivering NPC's pizza and other food items.

On March 28, 2011, the court granted conditional collective action certification under the FLSA. NPC has provided the names and addresses of potential opt-in class members to Plaintiffs, and a third-party administrator is to mail a notice to each potential opt-in. From the date the notices are mailed, the potential opt-ins have 90 days to elect to become members of the class. The Court has set April 27, 2011, for a hearing to set a schedule for merits based discovery, decertification, pretrial and trial settings. On March 23, 2011, in response to NPC’s summary-judgment motion, Plaintiffs’ filed an expert declaration in relation to NPC’s reimbursement model. On April 14, 2011, the Court ruled that it would hold the Wass summary-judgment motion in abeyance until the merits process is completed. As a result, at this time the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 28, 2011.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

2.3	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.4	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.5	Amendment to Asset Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.6	Amendment to Asset Purchase and Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008)

2.7	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of December 15, 2008 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2009)

2.8	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of January 13, 2009 (incorporated herein by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.9	Amendment to Asset Sale Agreement dated as of February 12, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.10	Second Amendment to Asset Sale Agreement dated as of February 16, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

Exhibit No.	Document Description
10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999 (File No. 0-13007))

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated herein by reference as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.22	Restricted Common Unit Bonus Award Agreement dated May 5, 2010 between NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2010)

10.23**	Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement with McLane Foodservice, Inc. dated August 11, 2010 (incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2010)

10.24	Amended and Restated Employment Agreement, dated as of February 16, 2011 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2011)
10.25	Amended and Restated Employment Agreement, dated as of February 16, 2011 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2011)

10.26***	NPC International, Inc. Deferred Compensation and Retirement Plan as amended and restated effective March 1, 2011

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

Exhibit No.	Document Description

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Portions of these documents have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions of these documents are indicated with an asterisk.
***	Filed herewith