Form 10-Q
period 2011-06-28
NPC INTERNATIONAL INC
filed 2011-08-02
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2011

or

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

There is no market for the Registrant’s equity. As of August 2, 2011, there were 1,000 shares of common stock outstanding.

PART I

PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 28, 2011	December 28, 2010
Assets
Current assets:
Cash and cash equivalents	$51,594	$44,159
Accounts receivable	3,714	4,464
Inventories	6,808	7,163
Prepaid expenses and other current assets	5,566	3,867
Assets held for sale	458	799
Deferred income taxes	4,835	5,434

Total current assets	72,975	65,886
Facilities and equipment, less accumulated depreciation of $133,553 and $129,566, respectively	133,883	143,713
Franchise rights, less accumulated amortization of $45,768 and $41,014, respectively	394,729	399,248
Goodwill	191,701	191,701
Other assets, net	24,263	24,680

Total assets	$817,551	$825,228

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,116	$22,722
Accrued liabilities	39,984	39,384
Accrued interest	3,266	4,386
Income taxes payable	160	389
Current portion of insurance reserves	9,520	9,523
Current portion of debt	1,046	29,670

Total current liabilities	78,092	106,074

Long-term debt	371,654	372,700
Other deferred items	32,901	30,831
Insurance reserves	13,377	12,840
Deferred income taxes	123,517	120,451

Total long-term liabilities	541,449	536,822

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of June 28, 2011 and December 28, 2010)	—	—
Paid-in-capital	163,502	163,443
Accumulated other comprehensive loss	(234)	(1,197)
Retained earnings	34,742	20,086

Total stockholders’ equity	198,010	182,332

Total liabilities and stockholders’ equity	$817,551	$825,228

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended June 28, 2011	13 Weeks Ended June 29, 2010
Sales:
Net product sales	$228,083	$235,955
Fees and other income	10,540	10,841

Total sales	238,623	246,796
Costs and expenses:
Cost of sales	68,766	71,919
Direct labor	67,219	70,787
Other restaurant operating expenses	73,190	74,578
General and administrative expenses	13,511	12,298
Corporate depreciation and amortization of intangibles	2,940	2,837
Other	589	426

Total costs and expenses	226,215	232,845

Operating income	12,408	13,951
Interest expense	(6,195)	(7,349)

Income before income taxes	6,213	6,602
Income tax expense	1,063	1,482

Net income	$5,150	$5,120

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	26 Weeks Ended June 28, 2011	26 Weeks Ended June 29, 2010
Sales:
Net product sales	$467,706	$488,584
Fees and other income	22,045	22,668

Total sales	489,751	511,252
Costs and expenses:
Cost of sales	138,553	147,890
Direct labor	137,457	145,674
Other restaurant operating expenses	147,977	152,569
General and administrative expenses	26,318	24,444
Corporate depreciation and amortization of intangibles	5,900	5,676
Other	628	786

Total costs and expenses	456,833	477,039

Operating income	32,918	34,213
Interest expense	(12,944)	(14,874)

Income before income taxes	19,974	19,339
Income tax expense	5,318	4,759

Net income	$14,656	$14,580

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in- capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 28, 2010	1,000	$—	$163,443	$20,086	$(1,197)	$182,332
Restricted common units			59			59
Comprehensive income:
Net income	—	—	—	14,656	—	14,656
Net unrealized change in cash flow hedging derivatives	—	—	—	—	102	102
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	861	861

Total comprehensive income						15,619

Balance at June 28, 2011	1,000	$—	$163,502	$34,742	$(234)	$198,010

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	26 Weeks Ended June 28, 2011	26 Weeks Ended June 29, 2010
Operating activities
Net income	$14,656	$14,580
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,867	22,523
Amortization of debt issuance costs	1,265	1,285
Net facility impairment charges	710	844
Deferred income taxes	3,047	(282)
Other	(23)	(71)
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	742	953
Inventories	355	498
Prepaid expenses and other current assets	(2,032)	(1,167)
Accounts payable	1,394	(66)
Income taxes	(229)	5,796
Accrued interest	(1,120)	(457)
Accrued liabilities	1,742	4,475
Insurance reserves	534	1,681
Other deferred items	526	67
Other assets	294	(586)

Net cash provided by operating activities	44,728	50,073

Investing activities
Capital expenditures	(8,727)	(8,643)
Proceeds from sale or disposition of assets	618	2,081

Net cash used in investing activities	(8,109)	(6,562)

Financing activities
Borrowings under revolving credit facility	—	13,105
Payments under revolving credit facility	—	(13,105)
Payments on term bank facilities	(29,670)	(31,340)
Debt issue costs	—	(26)
Proceeds from sale-leaseback transactions	486	—

Net cash used in financing activities	(29,184)	(31,366)

Net change in cash and cash equivalents	7,435	12,145
Beginning cash and cash equivalents	44,159	14,669

Ending cash and cash equivalents	$51,594	$26,814

Supplemental disclosures of cash flow information:
Net cash paid for interest	$12,795	$14,046
Net cash paid (received) for income taxes	$2,027	$(1,087)

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

Note 2 – Goodwill and Other Intangible Assets

There were no changes in goodwill during the 26 weeks ended June 28, 2011. Additionally, the Company completed its annual impairment testing during the second quarter of 2011 and determined that goodwill was not impaired.

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	June 28, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,497	$(45,768)	$394,729
Favorable leasehold interests	10,029	(3,386)	6,643
Unfavorable leasehold interests	(4,016)	1,766	(2,250)
Internally developed software	1,069	(1,069)	—

	$447,579	$(48,457)	$399,122

	December 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,262	$(41,014)	$399,248
Favorable leasehold interests	10,071	(3,022)	7,049
Unfavorable leasehold interests	(4,327)	1,797	(2,530)
Internally developed software	1,069	(998)	71
Non-compete	1,925	(1,797)	128

	$449,000	$(45,034)	$403,966

Amortization expense on intangible assets was $2.5 million and $2.6 million for the 13 weeks ended June 28, 2011 and June 29, 2010, respectively, and $5.1 million for both the 26 weeks ended June 28, 2011 and June 29, 2010.

Note 3 – Debt

The Company’s debt consisted of the following (in thousands):

	June 28, 2011	December 28, 2010
Senior Secured Term Loan Note	$197,700	$227,370
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility	—	—

	372,700	402,370
Less current portion	1,046	29,670

	$371,654	$372,700

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At June 28, 2011, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during fiscal 2010 and the Company’s leverage at fiscal 2010 year end, each of which is defined in the credit agreement for the senior secured credit facility, the Company was required to make an excess cash flow mandatory prepayment of $29.7 million. This amount was included in the current portion of long-term debt at December 28, 2010 and was paid utilizing cash reserves on February 24, 2011. Based on currently expected 2011 results, the Company anticipates that it will be required to make a mandatory prepayment of between $11 million and $14 million in April 2012 depending upon the amount of excess cash flow generated during its fiscal year and its leverage at fiscal year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such the Company has not reflected any of this estimate as a current liability.

The estimated fair value of the Company’s debt facilities was as follows (in thousands):

	June 28, 2011	December 28, 2010
Senior Secured Term Loan Note	$195,723	$225,096
Senior Subordinated Notes	177,188	178,728
Senior Secured Revolving Credit Facility	—	—

	$372,911	$403,824

Carrying value	$372,700	$402,370

The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debt holders could realize in an actual market transaction.

Note 4 – Income Taxes

For the 26 weeks ended June 28, 2011, the Company recorded income tax expense of $5.3 million which resulted in an effective income tax rate of 26.6% compared to income tax expense of $4.8 million or an effective tax rate of 24.6% last year. The lower than statutory rate for both periods was primarily attributable to tax credits.

For the second quarter of 2011, the Company recorded income tax expense of $1.1 million which resulted in an effective income tax rate of 17.1% compared to income tax expense of $1.5 million for an effective tax rate of 22.4% for the second quarter of 2010. The lower effective rate for the current quarter as compared to the 2011 full year projected rate of 26.6% is due to an increase in estimated tax credits to be earned in 2011 than estimated in the first quarter.

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

On March 28, 2011, the court granted conditional collective action certification under the FLSA. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out.” On April 27, 2011, a third-party administrator mailed a notice to approximately 33,615 potential opt-ins. On or about July 15, 2011, the third-party administrator mailed a notice to an additional 5,682 potential opt-ins. The opt-in period for the first group closed on July 26, 2011. The period for the second group of opt-ins will close on or about October 11, 2011. As of July 28, 2011, approximately 4,414 opt-in notices have been returned.

On March 23, 2011, in response to NPC’s summary-judgment motion, Plaintiffs’ filed an expert declaration in relation to NPC’s reimbursement model. On April 14, 2011, the Court ruled that it would hold the NPC summary-judgment motion in abeyance until the merits process is completed. The Court has set a trial date of November 1, 2012.

On July 22, 2011, plaintiffs’ filed a Rule 23 motion, seeking certification of a class of delivery drivers in each of the following eight states in which the state minimum wage is higher than the federal minimum wage: Arkansas, Colorado, Florida, Illinois, Iowa, Missouri, Oregon and Washington. Because Plaintiffs have moved for certification under Rule 23, the classes they seek would be opt-out classes.

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

Note 6 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments, which the Company designated as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following interest rate swap contracts were entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at June 28, 2011:

Effective Date	Notional Amount (in thousands)	Fixed Rate Paid	Maturity Date
November 18, 2008	$30,000	2.81%	November 18, 2011

The following table presents the fair value of the Company’s hedging portfolio as of June 28, 2011 and December 28, 2010 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	June 28, 2011	December 28, 2010
Accrued liabilities	$385	$1,966

The effect of the derivative instruments on the unaudited Condensed Consolidated Financial Statements was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)					Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	For the 13 Weeks Ended		For the 26 Weeks Ended			For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010	Location	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Interest rate contracts	$73	$(441)	$102	$(1,091)	Interest expense	$(219)	$(1,121)	$(861)	$(2,265)

The Company currently expects that approximately $0.4 million of the change in the fair value of the swap contract included in “Accumulated other comprehensive loss” as of June 28, 2011 will be realized in earnings as additional interest expense within the next twelve months, contemporaneously with the net settlement of the underlying interest payments, which may vary based on actual changes within the LIBOR market rates.

The Company estimates the fair value of its interest rate swap contracts using independent market data considered to be a Level 2 observable input. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During the second quarter of fiscal 2011 and 2010, there was virtually no ineffectiveness related to cash flow hedges.

Note 7 – Comprehensive Income

Comprehensive income is comprised of the following:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Net income	$5,150	$5,120	$14,656	$14,580
Change in valuation of interest rate swap agreements, net of tax	292	680	963	1,174

Comprehensive income	$5,442	$5,800	$15,619	$15,754

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

Bank of America Merchant Services. In January 2009, Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During both the 26 weeks ended June 28, 2011 and June 29, 2010, the Company paid Bank of America Merchant Services, an affiliate of BOA, $0.2 million for credit card processing services.

Bank of America, N.A. In December 2009, the Company opened a money market account with Bank of America, N.A., an affiliate of BOA, to invest any excess cash balances on hand. As of June 28, 2011, the Company had $48.0 million invested in this account. These investments are trading securities, which are included in cash and cash equivalents, and the fair value of the investment was determined using independent market data considered to be a Level 2 observable input.

Participation in Senior Secured Credit Facility. Bank of America, N.A., an affiliate of BOA, and Merrill Lynch Capital Corporation (“MLCC”), an affiliate of MLGPE, were active participants in the Company’s Senior Secured Credit Facility. As of June 28, 2011, Bank of America, N.A., held $1.7 million, or 1.0%, of the term loan notes outstanding and $12.5 million, or 16.7%, of the revolving credit facility, and MLCC held $7.5 million, or 10.0%, of the revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of June 28, 2011.

Note 9 – New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires reporting of all non owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for reporting periods beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The provisions of ASU 2011-05 will not have an effect on the financial position, results of operations or cash flows of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in commodity, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws related to healthcare coverage and menu labeling, which may adversely affect our business operations;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facility;

•	and, various other factors beyond our control.

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

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States (U.S.) according to the 2010 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the eighth largest restaurant unit operator in the U.S. according to the 2011 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. We were founded in 1962 and, as of June 28, 2011 we operated 1,140 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the second quarter of 2011, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 45% of our units include the WingStreet™ product line at June 28, 2011. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each year-to-date fiscal period:

	26 weeks ended June 28, 2011		26 Weeks Ended June 29, 2010
Sales by occasion:
Delivery	39%		38%
Carryout	44%		45%
Dine-in	17%		17%
Number of restaurants open at the end of the period:
Delco	430		429
RR	180		182
RBD	530		534

	1,140	(1)	1,145	(1)

(1)	Includes 516 units and 513 units offering the WingStreet™ product line, at June 28, 2011 and June 29, 2010, respectively.

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

Included within other restaurant operating expenses are royalties paid to Pizza Hut, Inc. (“PHI”). Our blended average royalty rate for the year-to-date periods of both 2011 and 2010 was 4.8% of total sales.

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

General Economic Conditions and Consumer Spending

Higher gas prices, continued high unemployment rates, lower home values and sales, the negative impact of changes in the credit markets, and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in most segments of the restaurant industry, including the segment in which we compete. Specifically, we believe pressures on low and lower-middle income customers continue to be significant, and we believe that these customers are particularly interested in receiving value at a reasonable price in the current environment.

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

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. During the second quarter of 2011 we experienced ingredient inflation. The block cheese price for the second quarter of fiscal 2011 averaged $1.79 per pound, an increase of $0.37 or 26% versus the average price for the second quarter of fiscal year 2010. Based on current market conditions, we expect the block cheese price, without giving effect to the UFPC directed hedging programs, to remain above prior year levels for most of the third quarter. Specifically, we expect block cheese prices for the third quarter to exceed the prior year by approximately $0.32 to $0.40 per pound which is an increase of 20% to 25% over last year.

Costs of dough and meat were higher in the current quarter than the second quarter of 2010 by 13% and 5%, respectively. The Pizza Hut system has undertaken a significant cost savings initiative with the assistance of a third party consultant focused upon reducing the brand’s ingredient and operating costs. This initiative is expected to reduce costs through a combination of sourcing and ingredient specification changes without negatively impacting the quality or quantity of our ingredients. To date in fiscal 2011 the initial stages of this initiative have secured over $5.0 million in annual savings primarily through changes in the brand’s packaging platform. Total program savings from this initiative are expected to be realized over the next 24 to 30 months and could materially benefit our cost of sales.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition of units or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. We have implemented certain labor optimization strategies and a change in pay practices for certain team members that are expected to benefit cost of labor by approximately $4.0 million to $6.0 million in fiscal 2011. Total savings for these initiatives are expected to increase over the next 24 to 30 months due to the normal course attrition of certain employees.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2010 Form 10-K. There have been no significant changes with respect to these policies during the first 26 weeks of fiscal 2011.

Recently Issued Accounting Statements and Pronouncements

See Note 9 of the unaudited Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our unaudited Condensed Consolidated Financial Statements.

Results of Operations

The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 13-week and 26-week periods ended June 28, 2011 and June 29, 2010, respectively:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Comparable store sales	(2.8%)	10.4%	(3.8%)	10.3%
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	30.1%	30.5%	29.6%	30.3%
Direct labor	29.5%	30.0%	29.4%	29.8%
Other restaurant operating expenses	32.1%	31.6%	31.6%	31.2%

Activity with respect to unit count is set forth in the table below:

	26 Weeks Ended June 28, 2011	26 Weeks Ended June 29, 2010
Beginning of period	1,136	1,149
Developed	5	—
Closed	(1)	(4)

End of period	1,140	1,145

Equivalent units, continuing operations(1)	1,134	1,146

(1)	Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis.

We added the WingStreet™ product line to five units during the first 26 weeks of fiscal 2011, for a total of 516 units offering the WingStreet™ product line at June 28, 2011.

Thirteen Weeks Ended June 28, 2011 Compared to June 29, 2010

Net Product Sales. Net product sales for the second quarter of 2011 compared to 2010, were $228.1 million and $236.0 million, respectively, a decrease of $7.9 million, or 3.3%, resulting largely from a comparable store sales decrease of 2.8% for the second quarter of 2011, rolling over last year’s second quarter comparable store sales increase of 10.4% and a 1.0% decrease in equivalent units. The decline in comparable store sales results is largely due to rolling over the significant growth derived from our $10 Any Pizza promotion offered for the second quarter of 2010.

Fees and Other Income. Fees and other income were $10.5 million for the second quarter of 2011, compared to $10.8 million for the prior year, for a decrease of $0.3 million or 2.8%. The decrease was due to lower customer delivery charge income from decreased delivery transactions.

Cost of Sales. Cost of sales was $68.8 million for the second quarter of 2011, compared to $71.9 million for the prior year for a decrease of $3.1 million or 4.4%. Cost of sales decreased 0.4%, as a percentage of net product sales, to 30.1%, compared to 30.5% in the prior year. This decrease was largely due to higher net pricing for 2011 and product mix changes shifting both pizza size (medium instead of large) and fewer toppings (3 toppings or less) as a result of simplified pricing and other product promotions compared to the $10 Any Pizza promotion, which was offered exclusively in the prior year and resulted in increased sales of large and specialty (3+ topping) pizzas. Partially offsetting this decrease was higher ingredient costs, primarily cheese, dough and meat.

Direct Labor. Direct labor costs for the second quarter of 2011 and 2010 were $67.2 million and $70.8 million, respectively, a decrease of $3.6 million, or 5.0%. Direct labor costs were 29.5% of net product sales for the second quarter 2011, a 0.5% decrease compared to the prior year, primarily due to higher net pricing, lower average wage rates realized from the labor optimization strategies and change in pay practices of certain team members implemented at the beginning of fiscal 2011, improved labor efficiencies and lower health insurance costs due to favorable claims experience.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the second quarter of 2011 and 2010 were $73.2 million and $74.6 million, respectively, a decrease of $1.4 million, or 1.9%. Other restaurant operating expenses were 32.1% of net product sales for the second quarter 2011 compared to 31.6% of net product sales for the prior year, an increase of 0.5%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended June 29, 2010	31.6%
Rent and occupancy costs	0.3
Delivery driver reimbursement	0.2
Decreased restaurant manager bonuses	(0.2)
Other expenses, net	0.2

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended June 28, 2011	32.1%

As a percentage of net product sales, fixed and semi-fixed costs, primarily occupancy costs, increased due to deleveraging of these fixed expenses as a result of lower comparable store sales. These increases were partially offset by lower restaurant manager bonuses and increased delivery driver reimbursement expenses largely due to higher fuel costs.

Depreciation expense for store operations was $7.7 million or 3.4% of net product sales for the second quarter of 2011 compared to $7.9 million or 3.3% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for the second quarter of 2011 were $13.5 million compared to $12.3 million for the second quarter of 2010, an increase of $1.2 million or 9.9%. This increase was largely due to the reinstatement of certain employee related incentive compensation programs and higher field training costs.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $2.9 million and $2.8 million for the second quarter of 2011 and 2010, respectively.

Other. We recorded $0.6 million of expense for facility impairment charges during the second quarter of 2011 as compared to $0.4 million for the second quarter of 2010.

Interest Expense. Interest expense was $6.2 million for the second quarter of 2011 compared to $7.3 million for the prior year, a decrease of $1.1 million due to lower average debt outstanding and lower interest rates as compared to the prior year. Our average outstanding debt balance decreased $29.9 million to $372.7 million for the second quarter of 2011 as compared to the same period last year and our cash borrowing rate decreased 0.7% to 5.9% for the second quarter of 2011 as compared to the prior year. Interest expense included $0.6 million for amortization of deferred debt issuance costs in both the second quarter 2011 and 2010.

Income Taxes. For the second quarter of 2011, the Company recorded income tax expense of $1.1 million which resulted in an effective income tax rate of 17.1% compared to income tax expense of $1.5 million for an effective tax rate of 22.4% for the second quarter of 2010. The lower effective rate for the current quarter as compared to the 2011 full year projected rate of 26.6% is due to an increase in estimated tax credits to be earned in 2011 than estimated in the first quarter.

Net Income. Net income for the second quarter of 2011 and 2010 was $5.2 million and $5.1 million, respectively. Restaurant operating margins decreased by $0.1 million for the second quarter of 2011 compared to the prior year due to decreased net product sales, higher ingredient costs and higher delivery expenses, which were nearly offset by higher net pricing from our simplified pricing strategy and other promotional activity introduced during the quarter and lower direct labor costs from cost management strategies implemented by management. General & administrative expenses increased due to the reinstatement of incentive compensation programs, which was more than offset by lower interest expense, which resulted in an increase in consolidated net income as compared to the prior year.

Twenty-Six Weeks Ended June 28, 2011 Compared to June 29, 2010

Net Product Sales. Net product sales for the 26 weeks ended June 28, 2011 were $467.7 million compared to $488.6 million for the same period of 2010, a decrease of $20.9 million, or 4.3%, resulting largely from a comparable store sales decrease of 3.8% for the 26 weeks ended June 28, 2011, rolling over last year’s comparable store sales increase of 10.3% and a 1.0% decrease in equivalent units. The decline in comparable store sales results is largely due to rolling over the significant growth derived from our $10 Any Pizza promotion offered for the first half of 2010.

Fees and Other Income. Fees and other income were $22.0 million for the 26 weeks ended June 28, 2011, compared to $22.7 million for the prior year, for a decrease of $0.7 million or 2.7%. The decrease was due to lower customer delivery charge income from decreased delivery transactions.

Cost of Sales. Cost of sales was $138.6 million for the 26 weeks ended June 28, 2011, compared to $147.9 million for the prior year for a decrease of $9.3 million or 6.3%. Cost of sales decreased 0.7%, as a percentage of net product sales, to 29.6%, compared to 30.3% in the prior year. This decrease was largely due to higher net pricing for 2011 and product mix changes shifting both pizza size (medium instead of large) and fewer toppings (3 toppings or less) as a result of simplified pricing and other product promotions compared to the $10 Any Pizza promotion, which was offered exclusively in the prior year and resulted in increased sales of large and specialty (3+ topping) pizzas. Partially offsetting this decrease was higher ingredient costs, primarily dough, meat and cheese.

Direct Labor. Direct labor costs for the 26 weeks ended June 28, 2011 as compared to the prior year were $137.5 million and $145.7 million, respectively, a decrease of $8.2 million, or 5.6%. Direct labor costs were 29.4% of net product sales for the 26 weeks ended June 28, 2011, a 0.4% decrease compared to the prior year. The favorable variance was primarily due to higher net pricing, lower average wage rates realized from the labor optimization strategies and change in pay practices of certain team members implemented at the beginning of fiscal 2011, and improved labor efficiencies.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 26 weeks ended June 28, 2011 as compared to the prior year were $148.0 million and $152.6 million, respectively, a decrease of $4.6 million, or 3.0%. Other operating expenses were 31.6% of net product sales for the 26 weeks ended June 28, 2011 compared to 31.2% of net product sales for the prior year, a decrease of 0.4%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 26 weeks ended June 29, 2010	31.2%
Deleveraging of rent and occupancy costs	0.3
Increased delivery driver reimbursements due to higher fuel costs	0.2
Decreased restaurant manager bonuses	(0.2)
Other expenses, net	0.1

Other restaurant operating expenses as a percentage of net product sales for the 26 weeks ended June 28, 2011	31.6%

As a percentage of net product sales, fixed and semi-fixed costs, primarily occupancy costs, increased due to deleveraging of these fixed expenses as a result of lower comparable store sales. Lower restaurant manager bonuses were offset by increased delivery driver reimbursement expenses largely due to higher fuel costs.

Depreciation expense for store operations was $15.6 million or 3.3% of net product sales for the 26 weeks ended June 28, 2011 compared to $16.1 million or 3.3% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for the 26 weeks ended June 28, 2011 were $26.3 million compared to $24.4 million for the prior year, an increase of $1.9 million or 7.7%. This increase was largely due to the reinstatement of certain employee related compensation expenses and higher field training costs.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $5.9 million and $5.7 million for the 26 weeks ended June 28, 2011 and June 29, 2010, respectively.

Other. We recorded expense of $0.6 million and $.0.8 million for the year-to-date periods of 2011 and 2010, respectively, for other expenses which were primarily facility impairment charges.

Interest Expense. Interest expense was $12.9 million for the 26 weeks ended June 28, 2011 compared to $14.9 million for the prior year, a decrease of $2.0 million due to lower average outstanding debt balances and lower interest rates as compared to the prior year. Our average outstanding debt balance decreased $35.9 million to $382.1 million for the 26 weeks ended June 28, 2011 as compared to $418.0 million in the prior year and our cash borrowing rate decreased 0.3% to 6.1% for the 26 weeks ended June 28, 2011 as compared to the prior year. Interest expense included $1.3 million for amortization of deferred debt issuance costs for both the 26 week periods of 2011 and 2010.

Income Taxes. For the 26 weeks ended June 28, 2011, we recorded income tax expense of $5.3 million which resulted in an effective income tax rate of 26.6% compared to an effective tax rate of 24.6%, or $4.8 million, for the prior year. The lower than statutory rates for both years were due to the impact of tax credits in relation to income before taxes.

Net Income. Net income for the 26 weeks ended June 28, 2011 was $14.7 million compared to $14.6 million for the prior year. Restaurant operating margins increased by $0.1 million for the second quarter of 2011 compared to the prior year despite decreased net product sales due to higher net pricing from our simplified pricing strategy and other promotional activity introduced during the quarter and lower direct labor costs from cost management strategies implemented by management nearly offset by higher ingredient costs and higher delivery expenses. General & administrative expenses increased due to the reinstatement of incentive compensation programs, which was more than offset by lower interest expense, which resulted in an increase in consolidated net income as compared to the prior year.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our existing credit facility and the senior subordinated notes; (2) capital expenditures, including new unit development, asset development including those for our re-imaging plan, and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.

Our working capital was a deficit of $5.1 million at June 28, 2011. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit. We are able to operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with a working capital deficit, we have historically utilized excess cash flow from operations and our revolving line of credit for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At June 28, 2011, we had $57.3 million of borrowing capacity available under our revolving line of credit net of $17.7 million of outstanding letters of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $44.7 million for the 26 weeks ended June 28, 2011 compared to $50.1 million for 2010. Cash flows from operations during the first half of 2011 were negatively impacted by a $10.3 million decrease from net changes in working capital, largely due to the timing of payroll and the change in current income taxes. This decrease was partially offset by the $3.6 million positive impact of after tax cash flows from operations (after adding back non-cash items to net income) as compared to the prior year.

Cash flows from investing activities

Cash flows used in investing activities were $8.1 million during the 26 weeks ended June 28, 2011 compared to $6.6 million for the prior year. For the first half of 2011, we invested $8.7 million in capital expenditures compared to $8.6 million in the prior year. Additionally, in the first half of 2011 we received proceeds of $0.6 for assets sales compared to $2.1 million in the prior year for asset sales as PHI exercised the option to purchase five assets which were part of the fiscal 2008 and 2009 sale transactions.

Cash flows from financing activities

Net cash outflows for financing activities were $29.2 million for the 26 weeks ended June 28, 2011 compared to $31.4 million for 2010. During the first quarter of 2011, we paid our mandatory excess cash flow prepayment of $29.7 million on our senior secured credit facility utilizing cash reserves compared to $31.3 million during the first quarter of 2010. During the first half of 2011 we completed a sale-leaseback transaction for one property for $0.5 million.

Based upon the amount of excess cash flow generated during fiscal 2010 and the Company’s leverage at fiscal 2010 year end, each of which is defined in the credit agreement for our senior secured credit facility, the Company was required to make an excess cash flow mandatory prepayment of $29.7 million. This amount was included in the current portion of long-term debt at December 28, 2010 and was paid utilizing our cash reserves on February 24, 2011. We currently expect that we will be required to make a similar payment in 2012 of between $11 million and $14 million depending upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this estimate as a current liability.

As of June 28, 2011, we were in compliance with all of the financial covenants under our senior secured credit facility. Further, as shown in the following table, our financial leverage ratio has declined from 3.80x at fiscal 2010 year end to 3.56x as of June 28, 2011 as a result of our $29.7 million payment on our senior secured credit facility and improved operating results. Our ratios under the foregoing financial covenants in our credit agreement as of June 28, 2011 were as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	3.56x	Not more than 4.25x
Minimum interest coverage ratio	2.06x	Not less than 1.75x

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

Based upon current operations, we believe that our cash flows from operations, together with cash reserves and borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. Our $75.0 million revolving credit facility is due May 3, 2012 and our $300.0 million term loan notes are due May 3, 2013. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions. Although we do not currently anticipate any problems in obtaining financing due to our historical results of operations and our generation of free cash flow, adverse changes in business or credit market conditions in the future could materially adversely affect our ability to refinance the existing indebtedness on reasonable terms. We will continue to evaluate the credit markets as we assess the future potential refinancing of our existing credit facility and our acquisition and other growth opportunities.

At June 28, 2011, we had $57.3 million of borrowing capacity available under our revolving line of credit net of $17.7 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

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

	13 Weeks Ended		26 Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Net income from continuing operations	$5,150	$5,120	$14,656	$14,580
Adjustments:
Interest expense	6,195	7,349	12,944	14,874
Income tax expense	1,063	1,482	5,318	4,759
Depreciation and amortization	11,096	11,100	22,867	22,523
Net facility impairment charges	631	437	710	844
Pre-opening expenses and other	317	224	556	508

Adjusted EBITDA	$24,452	$25,712	$57,051	$58,088

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

Letters of Credit

As of June 28, 2011, we had letters of credit of $17.7 million issued under our existing credit facility in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of June 28, 2011, we had $197.7 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to the three-month LIBOR rate on the following notional amounts of floating rate debt at June 28, 2011:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
Nov. 18, 2008	$30.0	2.81%	Nov. 18, 2011

After giving effect to these swaps, which leaves us with $167.7 million of floating rate debt, a 100 basis point increase in this floating rate would increase annual interest expense by approximately $1.7 million.

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

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.18 per pound for the 26 weeks ended June 28, 2011 and $0.14 per pound for 2010) would have been approximately $4.2 million and $2.7 million for the 13 weeks ended June 28, 2011 and June 29, 2010, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2011, the court granted conditional collective action certification under the FLSA. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out.” On April 27, 2011, a third-party administrator mailed a notice to approximately 33,615 potential opt-ins. On or about July 15, 2011, the third-party administrator mailed a notice to an additional 5,682 potential opt-ins. The opt-in period for the first group closed on July 26, 2011. The period for the second group of opt-ins will close on or about October 11, 2011. As of July 28, 2011, approximately 4,414 opt-in notices have been returned.

On March 23, 2011, in response to NPC’s summary-judgment motion, Plaintiffs’ filed an expert declaration in relation to NPC’s reimbursement model. On April 14, 2011, the Court ruled that it would hold the NPC summary-judgment motion in abeyance until the merits process is completed. The Court has set a trial date of November 1, 2012.

On July 22, 2011, plaintiffs’ filed a Rule 23 motion, seeking certification of a class of delivery drivers in each of the following eight states in which the state minimum wage is higher than the federal minimum wage: Arkansas, Colorado, Florida, Illinois, Iowa, Missouri, Oregon and Washington. Because Plaintiffs have moved for certification under Rule 23, the classes they seek would be opt-out classes.

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

The exhibits that are required to be filed, furnished or incorporated by reference herein are listed in the Exhibit Index below (following the signatures page of this report).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 2, 2011.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

2.3	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.4	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.5	Amendment to Asset Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.6	Amendment to Asset Purchase and Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008)

2.7	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of December 15, 2008 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2009)

2.8	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of January 13, 2009 (incorporated herein by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.9	Amendment to Asset Sale Agreement dated as of February 12, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.10	Second Amendment to Asset Sale Agreement dated as of February 16, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

Exhibit No.	Document Description
10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999 (File No. 0-13007))

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated herein by reference as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.22	Restricted Common Unit Bonus Award Agreement dated May 5, 2010 between NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2010)

10.23**	Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement with McLane Foodservice, Inc. dated August 11, 2010 (incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2010)

10.24	Amended and Restated Employment Agreement, dated as of February 16, 2011 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2011)

10.25	Amended and Restated Employment Agreement, dated as of February 16, 2011 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2011)

10.26	NPC International, Inc. Deferred Compensation and Retirement Plan as amended and restated effective March 1, 2011

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of NPC International, Inc. for the quarter ended June 28, 2011, filed on August 2, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Portions of these documents have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions of these documents are indicated with an asterisk.
***	Filed herewith