Form 10-Q
period 2011-09-27
NPC INTERNATIONAL INC
filed 2011-11-07
CIK 748714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2011

or

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

There is no market for the Registrant’s equity. As of November 7, 2011, there were 1,000 shares of common stock outstanding.

PART I

PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 27, 2011	December 28, 2010
Assets
Current assets:
Cash and cash equivalents	$66,288	$44,159
Accounts receivable	4,328	4,464
Inventories	6,529	7,163
Prepaid expenses and other current assets	4,345	3,867
Assets held for sale	260	799
Deferred income taxes	4,760	5,434
Income taxes receivable	381	—

Total current assets	86,891	65,886
Facilities and equipment, less accumulated depreciation of $141,075 and $129,566, respectively	134,411	143,713
Franchise rights, less accumulated amortization of $48,147 and $41,014, respectively	392,435	399,248
Goodwill	191,701	191,701
Other assets, net	21,697	24,680

Total assets	$827,135	$825,228

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,274	$22,722
Accrued liabilities	40,224	39,384
Accrued interest	7,377	4,386
Income taxes payable	—	389
Current portion of insurance reserves	9,469	9,523
Current portion of debt	1,046	29,670

Total current liabilities	84,390	106,074

Long-term debt	371,654	372,700
Other deferred items	32,922	30,831
Insurance reserves	13,176	12,840
Deferred income taxes	123,367	120,451

Total long-term liabilities	541,119	536,822

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2,000 shares authorized and 1,000 shares issued and outstanding as of September 27, 2011 and December 28, 2010)	—	—
Paid-in-capital	163,532	163,443
Accumulated other comprehensive loss	(117)	(1,197)
Retained earnings	38,211	20,086

Total stockholders’ equity	201,626	182,332

Total liabilities and stockholders’ equity	$827,135	$825,228

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	13 Weeks Ended
	Sept. 27, 2011	Sept. 28, 2010
Sales:
Net product sales	$228,021	$226,748
Fees and other income	9,830	10,419

Total sales	237,851	237,167
Costs and expenses:
Cost of sales	70,695	65,879
Direct labor	66,841	69,255
Other restaurant operating expenses	74,113	76,381
General and administrative expenses	13,102	11,884
Corporate depreciation and amortization of intangibles	3,078	2,894
Other	902	329

Total costs and expenses	228,731	226,622

Operating income	9,120	10,545
Interest expense	(6,131)	(7,278)

Income before income taxes	2,989	3,267
Income tax benefit	(480)	(222)

Net income	$3,469	$3,489

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	39 Weeks Ended
	Sept. 27, 2011	Sept. 28, 2010
Sales:
Net product sales	$695,727	$715,332
Fees and other income	31,875	33,087

Total sales	727,602	748,419
Costs and expenses:
Cost of sales	209,248	213,769
Direct labor	204,298	214,929
Other restaurant operating expenses	222,090	228,950
General and administrative expenses	39,420	36,328
Corporate depreciation and amortization of intangibles	8,978	8,570
Other	1,530	1,115

Total costs and expenses	685,564	703,661

Operating income	42,038	44,758
Interest expense	(19,075)	(22,152)

Income before income taxes	22,963	22,606
Income tax expense	4,838	4,537

Net income	$18,125	$18,069

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Shares of common stock	Common stock	Paid-in- capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 28, 2010	1,000	$—	$163,443	$20,086	$(1,197)	$182,332
Restricted common units			89			89
Comprehensive income:
Net income	—	—	—	18,125	—	18,125
Net unrealized change in cash flow hedging derivatives	—	—	—	—	27	27
Reclassification adjustment into income for derivatives used in cash flow hedges	—	—	—	—	1,053	1,053

Total comprehensive income						19,205

Balance at September 27, 2011	1,000	$—	$163,532	$38,211	$(117)	$201,626

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	39 Weeks Ended
	Sept. 27, 2011	Sept. 28, 2010
Operating activities
Net income	$18,125	$18,069
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,991	34,217
Amortization of debt issuance costs	1,905	1,930
Net facility impairment charges	710	1,183
Deferred income taxes	2,897	2,634
Other	118	(50)
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	261	777
Inventories	634	126
Prepaid expenses and other current assets	(874)	(618)
Accounts payable	3,552	1,404
Income taxes	(770)	2,850
Accrued interest	2,991	3,630
Accrued liabilities	1,943	3,225
Insurance reserves	282	1,773
Other deferred items	1,610	(1,511)
Other assets	1,054	(605)

Net cash provided by operating activities	68,429	69,034

Investing activities
Capital expenditures	(17,763)	(13,884)
Proceeds from sale or disposition of assets	647	2,102

Net cash used in investing activities	(17,116)	(11,782)

Financing activities
Borrowings under revolving credit facility	—	13,105
Payments under revolving credit facility	—	(13,105)
Payments on term bank facilities	(29,670)	(31,340)
Proceeds from sale-leaseback transactions	486	865

Net cash used in financing activities	(29,184)	(30,475)

Net change in cash and cash equivalents	22,129	26,777
Beginning cash and cash equivalents	44,159	14,669

Ending cash and cash equivalents	$66,288	$41,446

Supplemental disclosures of cash flow information:
Net cash paid for interest	$14,180	$16,593
Net cash paid for income taxes	$2,323	$98

See accompanying notes to the condensed consolidated financial statements.

NPC INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

NPC International, Inc. is referred to herein as “NPC” and “the Company.” NPC Acquisition Holdings, LLC, its parent company, is referred to herein as “Holdings.”

On November 6, 2011, Holdings and all of Holding’s equity holders entered into a definitive purchase and sale agreement with a company formed by Olympus Growth Fund V, L.P. (“Olympus”) pursuant to which Olympus is to acquire all of the issued and outstanding equity interests in Holdings. See Note 10 Subsequent Events, of the Notes to Condensed Consolidated Financial Statements (unaudited).

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

Note 2 – Goodwill and Other Intangible Assets

There were no changes in goodwill during the 39 weeks ended September 27, 2011. Additionally, the Company completed its annual impairment testing during the second quarter of 2011 and determined that goodwill was not impaired.

Amortizable other intangible assets consist of franchise rights, leasehold interests, internally developed software and a non-compete agreement. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	September 27, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,582	$(48,147)	$392,435
Favorable leasehold interests	10,029	(3,589)	6,440
Unfavorable leasehold interests	(4,016)	1,860	(2,156)
Internally developed software	1,069	(1,069)	—

	$447,664	$(50,945)	$396,719

	December 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,262	$(41,014)	$399,248
Favorable leasehold interests	10,071	(3,022)	7,049
Unfavorable leasehold interests	(4,327)	1,797	(2,530)
Internally developed software	1,069	(998)	71
Non-compete	1,925	(1,797)	128

	$449,000	$(45,034)	$403,966

Amortization expense on intangible assets was $2.5 million and $2.6 million for the 13 weeks ended September 27, 2011 and September 28, 2010, respectively, and $7.6 million and $7.7 million for the 39 weeks ended September 27, 2011 and September 28, 2010, respectively.

Note 3 – Debt

The Company’s debt consisted of the following (in thousands):

	September 27, 2011	December 28, 2010
Senior Secured Term Loan Note	$197,700	$227,370
Senior Subordinated Notes	175,000	175,000
Senior Secured Revolving Credit Facility(1)	—	—

	372,700	402,370
Less current portion	1,046	29,670

	$371,654	$372,700

(1)	At September 27, 2011 and December 28, 2010, we had $57.3 million of borrowing capacity available under our revolving line of credit, net of $17.7 million of outstanding letters of credit.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At September 27, 2011, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during fiscal 2010 and the Company’s leverage at fiscal 2010 year end, each of which is defined in the credit agreement for the senior secured credit facility, the Company was required to make an excess cash flow mandatory prepayment of $29.7 million. This amount was included in the current portion of long-term debt at December 28, 2010 and was paid utilizing cash reserves on February 24, 2011. Based on currently expected 2011 results, the Company anticipates that it will be required to make a mandatory prepayment of between $20 million and $24 million in April 2012 depending upon the amount of excess cash flow generated during its fiscal year and its leverage at fiscal year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such the Company has not reflected any of this as a current liability.

The estimated fair value of the Company’s debt facilities was as follows (in thousands):

	September 27, 2011	December 28, 2010
Senior Secured Term Loan Note	$191,769	$225,096
Senior Subordinated Notes	173,688	178,728
Senior Secured Revolving Credit Facility	—	—

	$365,457	$403,824

Carrying value	$372,700	$402,370

The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debt holders could realize in an actual market transaction.

Note 4 – Income Taxes

For the 39 weeks ended September 27, 2011, the Company recorded income tax expense of $4.8 million which resulted in an effective income tax rate of 21.1% compared to income tax expense of $4.5 million or an effective tax rate of 20.1% last year. The lower than statutory rate for both periods was primarily attributable to tax credits.

For the third quarter of 2011, the Company recorded an income tax benefit of $0.5 million compared to an income tax benefit of $0.2 million for the third quarter of 2010. The lower effective rate for the current quarter as compared to the 2011 full year projected rate of 21.1% is due to revised projected taxable income for the full fiscal year.

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

On March 28, 2011, the court granted conditional collective action certification under the FLSA. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out.” On April 27, 2011, a third-party administrator mailed a notice to approximately 33,615 potential opt-ins. On or about July 15, 2011, the third-party administrator mailed a notice to an additional 5,682 potential opt-ins. The opt-in period for the first group closed on July 26, 2011. The period for the second group of opt-ins closed on or about October 11, 2011. As of October 12, 2011, approximately 5,588 opt-in notices have been returned. The parties have not yet briefed whether each notice was timely filed and reflects eligible drivers.

On March 23, 2011, in response to NPC’s summary-judgment motion, Plaintiffs’ filed an expert declaration in relation to NPC’s reimbursement model. On April 14, 2011, the Court ruled that it would hold the NPC summary-judgment motion in abeyance until the merits process is completed. The Court has set a trial date of November 1, 2012.

On July 22, 2011, plaintiffs’ filed a Rule 23 motion, seeking certification of a class of delivery drivers in each of the following eight states in which the state minimum wage is higher than the federal minimum wage: Arkansas, Colorado, Florida, Illinois, Iowa, Missouri, Oregon and Washington. Because Plaintiffs have moved for certification under Rule 23, the classes they seek would be opt-out classes. On September 21, 2011, NPC filed its opposition to plaintiffs’ Rule 23 motion. Plaintiffs’ filed their reply on October 21, 2011.

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

Note 6 – Derivative Financial Instruments

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments, which the Company designated as cash flow hedges. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following interest rate swap contract was entered into as a hedge to fix a portion of the term loan notes under the Senior Secured Credit Facility and provides for a fixed rate as compared to the three-month LIBOR rate on the following notional amount of floating rate debt at September 27, 2011:

Effective Date	Notional Amount (in thousands)	Fixed Rate Paid	Maturity Date
November 18, 2008	$30,000	2.81%	November 18, 2011

The following table presents the fair value of the Company’s hedging portfolio as of September 27, 2011 and December 28, 2010 (in thousands):

Liability Derivatives
Balance Sheet Location	Fair Value
	September 27, 2011	December 28, 2010
Accrued liabilities	$193	$1,966

The effect of the derivative instrument on the unaudited Condensed Consolidated Financial Statements was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)					Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	For the 13 Weeks Ended		For the 39 Weeks Ended			For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept. 27, 2011	Sept. 28, 2010	Sept. 27, 2011	Sept. 28, 2010	Location	Sept. 27, 2011	Sept. 28, 2010	Sept. 27, 2011	Sept. 28, 2010
Interest rate contracts	$(75)	$(683)	$27	$(1,774)	Interest expense	$(192)	$(1,060)	$(1,053)	$(3,325)

The Company currently expects that approximately $0.2 million of the change in the fair value of the swap contract included in “Accumulated other comprehensive loss” as of September 27, 2011 will be realized in earnings as additional interest expense during the fourth quarter, contemporaneously with the net settlement of the underlying interest payments, which may vary based on actual changes within the LIBOR market rates.

The Company estimates the fair value of its interest rate swap contracts using independent market data considered to be a Level 2 observable input. The Company uses a mark-to-market valuation based on observable interest rate yield curves which are adjusted for credit risk. During the third quarter of fiscal 2011 and 2010, there was virtually no ineffectiveness related to cash flow hedges.

Note 7 – Comprehensive Income

Comprehensive income is comprised of the following:

	13 Weeks Ended		39 Weeks Ended
	Sept. 27, 2011	Sept. 28, 2010	Sept. 27, 2011	Sept. 28, 2010
Net income	$3,469	$3,489	$18,125	$18,069
Change in valuation of interest rate swap agreements, net of tax	117	377	1,080	1,551

Comprehensive income	$3,586	$3,866	$19,205	$19,620

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

Bank of America Merchant Services. In January 2009, Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During both the 39 weeks ended September 27, 2011 and September 28, 2010, the Company paid Bank of America Merchant Services, an affiliate of BOA, $0.3 million for credit card processing services.

Bank of America, N.A. In December 2009, the Company opened a money market account with Bank of America, N.A., a affiliate of BOA, to invest any excess cash balances on hand. As of September 27, 2011, the Company had $63.1 million invested in this account. These investments are trading securities, which are included in cash and cash equivalents, and the fair value of the investment was determined using independent market data considered to be a Level 2 observable input.

Participation in Senior Secured Credit Facility. Bank of America, N.A., an affiliate of BOA, and Merrill Lynch Capital Corporation (“MLCC”), an affiliate of MLGPE, were active participants in the Company’s Senior Secured Credit Facility. As of September 27, 2011, Bank of America, N.A., held $1.7 million, or 1.0%, of the term loan notes outstanding and $12.5 million, or 16.7%, of the revolving credit facility, and MLCC held $7.5 million, or 10.0%, of the revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of September 27, 2011.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step quantitative goodwill impairment test that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, however early adoption is permitted. The Company does not currently expect the provisions of ASU 2011-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 10 — Subsequent Event

On November 6, 2011, Holdings and all of Holdings equity holders entered into a definitive purchase and sale agreement with a company formed by Olympus Growth Fund V, L.P. (“Olympus”) pursuant to which Olympus is to acquire all of the issued and outstanding equity interests in Holdings for an undisclosed amount. All of the Company’s funded indebtedness is to be repaid by the purchaser at the closing of the sale of the equity interests. The transaction is subject to customary closing conditions, including certain regulatory approvals, and is currently expected to close on December 28, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	increases in commodity, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws related to healthcare coverage and menu labeling, which may adversely affect our business operations;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facility; and

•	various other factors beyond our control.

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

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States (U.S.) according to the 2010 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the eighth largest restaurant unit operator in the U.S. according to the 2011 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. We were founded in 1962 and, as of September 27, 2011 we operated 1,153 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the third quarter of 2011, our operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 46% of our units include the WingStreet™ product line at September 27, 2011. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each year-to-date fiscal period:

	39 Weeks Ended
	Sept. 27, 2011		Sept. 28, 2010
Sales by occasion:
Delivery	37%		37%
Carryout	45%		45%
Dine-in	18%		18%
Number of restaurants open at the end of the period:
Delco	445		428
RR	180		182
RBD	528		533

	1,153	(1)	1,143	(1)

(1)	Includes 531 units and 513 units offering the WingStreet™ product line, at September 27, 2011 and September 28, 2010, respectively.

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

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. During the third quarter of 2011 we experienced ingredient inflation. The block cheese price for the third quarter of fiscal 2011 averaged $1.98 per pound, an increase of $0.36 or 22% versus the average price for the third quarter of fiscal year 2010. Based on current market conditions, we expect the block cheese price, without giving effect to the UFPC directed hedging programs, to remain above prior year levels for most of the fourth quarter. Specifically, we expect block cheese prices to exceed the prior year by approximately $0.15 to $0.20 per pound which is an increase of 10% to 13% as compared to the prior year.

Costs of dough and meat were higher in the current quarter than the third quarter of 2010 by 16% and 6%, respectively. The Pizza Hut system has undertaken a significant cost savings initiative with the assistance of a third party consultant focused upon reducing the brand’s ingredient and operating costs. This initiative is expected to reduce costs through a combination of sourcing and ingredient specification changes without negatively impacting the quality or quantity of our ingredients. To date in fiscal 2011 the initial stages of this initiative have secured over $5.0 million in annual savings primarily through changes in the brand’s packaging platform. Total program savings from this initiative are expected to be realized over the next 24 to 30 months and could materially benefit our cost of sales.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition of units or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Recently, there has been legislation passed to increase certain states’ minimum wage rates effective for 2012. We currently expect the increases in state minimum wage rates to increase direct labor expense by approximately $1.2 million in fiscal 2012. We have implemented certain labor optimization strategies and a change in pay practices for certain team members that are currently expected to benefit cost of labor by approximately $4.0 million to $6.0 million in fiscal 2011. Total savings for these initiatives are expected to increase over the next 24 to 30 months due to the normal course attrition of certain employees.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2010 Form 10-K. There have been no significant changes with respect to these policies during the first 39 weeks of fiscal 2011.

Recently Issued Accounting Statements and Pronouncements

See Note 9 of the unaudited Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our unaudited Condensed Consolidated Financial Statements.

Results of Operations

The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 13-week and 39-week periods ended September 27, 2011 and September 28, 2010, respectively:

	13 Weeks Ended		39 Weeks Ended
	Sept. 27, 2011	Sept. 28, 2010	Sept. 27, 2011	Sept. 28, 2010
Comparable store sales	0.4%	10.9%	(2.5%)	10.5%
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	31.0%	29.1%	30.1%	29.9%
Direct labor	29.3%	30.5%	29.4%	30.0%
Other restaurant operating expenses	32.5%	33.7%	31.9%	32.0%

Activity with respect to unit count is set forth in the table below:

	39 Weeks Ended
	Sept. 27, 2011	Sept. 28, 2010
Beginning of period	1,136	1,149
Developed(1)	19	1
Closed(1)	(2)	(7)

End of period	1,153	1,143

Equivalent units, continuing operations(2)	1,136	1,145

(1)	For the 39 weeks ended September 27, 2011 two units were relocated or rebuilt and are included in both the developed and closed total above.
(2)	Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis.

We added the WingStreet™ product line to 20 units (1 unit converted and 19 units newly constructed) during the first 39 weeks of fiscal 2011, for a total of 531 units offering the WingStreet™ product line at September 27, 2011.

Thirteen Weeks Ended September 27, 2011 Compared to September 28, 2010

Net Product Sales. Net product sales for the third quarter of 2011 compared to 2010, were $228.0 million and $226.7 million, respectively, an increase of $1.3 million, or 0.6%, resulting largely from a comparable store sales increase of 0.4% and a 0.2% decrease in equivalent units for the third quarter of 2011, rolling over last year’s third quarter comparable store sales increase of 10.9%. The positive comparable sales for the current quarter were primarily derived from our $10 Any Carryout pizza promotion.

Fees and Other Income. Fees and other income were $9.8 million for the third quarter of 2011, compared to $10.4 million for the prior year, for a decrease of $0.6 million or 5.7%. The decrease was due to lower customer delivery charge income from decreased delivery transactions.

Cost of Sales. Cost of sales was $70.7 million for the third quarter of 2011, compared to $65.9 million for the prior year for an increase of $4.8 million or 7.3%. Cost of sales increased 1.9%, as a percentage of net product sales, to 31.0%, compared to 29.1% in the prior year. This increase was largely due to higher ingredient costs, primarily cheese, dough and meat.

Direct Labor. Direct labor costs for the third quarter of 2011 and 2010 were $66.8 million and $69.3 million, respectively, a decrease of $2.5 million, or 3.5%. Direct labor costs were 29.3% of net product sales for the third quarter 2011, a 1.2% decrease compared to the prior year, primarily due to lower average wage rates realized from the labor optimization strategies and change in pay practices of certain team members implemented at the beginning of fiscal 2011 and improved labor efficiencies.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the third quarter of 2011 and 2010 were $74.1 million and $76.4 million, respectively, a decrease of $2.3 million, or 3.0%. Other restaurant operating expenses were 32.5% of net product sales for the third quarter 2011 compared to 33.7% of net product sales for the prior year, a decrease of 1.2%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended September 28, 2010	33.7%
Depreciation expense	(0.3)
Decreased restaurant manager bonuses	(0.2)
Miscellaneous income	(0.2)
Various other expenses, net	(0.5)

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended September 27, 2011	32.5%

The favorable variance was largely due to lower depreciation expense, lower restaurant manager bonus expense and miscellaneous income from business interruption and reparation proceeds.

Depreciation expense for store operations was $7.8 million or 3.4% of net product sales for the third quarter of 2011 compared to $8.4 million or 3.7% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for the third quarter of 2011 were $13.1 million compared to $11.9 million for the third quarter of 2010, an increase of $1.2 million or 10.2%. This increase was largely due to the reinstatement of certain employee related incentive compensation programs and increased credit card transaction fees.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $3.1 million and $2.9 million for the third quarter of 2011 and 2010, respectively.

Other. We recorded other expense of $0.9 million and $0.3 million during the third quarter of 2011 and 2010, respectively. During the third quarter of 2011, we recorded $0.8 million for expenses incurred in connection with strategic alternatives considered by the Company and $0.1 million for casualty losses, as compared to $0.3 million in the prior year for facility impairment charges.

Interest Expense. Interest expense was $6.1 million for the third quarter of 2011 compared to $7.3 million for the prior year, a decrease of $1.2 million due to lower average debt outstanding and lower interest rates as compared to the prior year. Our average outstanding debt balance decreased $29.7 million to $372.7 million for the third quarter of 2011 as compared to the same period last year and our cash borrowing rate decreased 0.7% to 5.8% for the third quarter of 2011 as compared to the prior year. Interest expense included $0.6 million for amortization of deferred debt issuance costs in both the third quarter 2011 and 2010.

Income Taxes. For the third quarter of 2011, we recorded an income tax benefit of $0.5 million compared to an income tax benefit of $0.2 million for the third quarter of 2010. During the third quarter 2011, the anticipated effective annual tax rate was decreased by six percentage points to 21.1% due to revised projected taxable income for the fiscal year which resulted in a third quarter 2011 tax benefit. The income tax benefit for the third quarter of 2010 was largely due to a favorable discrete tax adjustment of $1.5 million related to the release of liabilities for uncertain tax positions partially offset by tax expense for the quarter of $1.3 million.

Net Income. Net income for both the third quarter of 2011 and 2010 was $3.5 million. Increased net sales, lower direct labor costs, other restaurant operating and interest expenses were more than offset by higher ingredient costs and increased general and administrative expenses, which resulted in a slight decrease in net income as compared to the prior year.

Thirty-Nine Weeks Ended September 27, 2011 Compared to September 28, 2010

Net Product Sales. Net product sales for the 39 weeks ended September 27, 2011 were $695.7 million compared to $715.3 million for the same period of 2010, a decrease of $19.6 million, or 2.7%, resulting largely from a comparable store sales decrease of 2.5% and a 0.8% decrease in equivalent units for the 39 weeks ended September 27, 2011, rolling over last year’s comparable store sales increase of 10.5%. The decline in comparable store sales results is largely due to rolling over the significant growth derived from our $10 Any Pizza promotion offered for the first half of 2010.

Fees and Other Income. Fees and other income were $31.9 million for the 39 weeks ended September 27, 2011, compared to $33.1 million for the prior year, for a decrease of $1.2 million or 3.7%. The decrease was due to lower customer delivery charge income from decreased delivery transactions.

Cost of Sales. Cost of sales was $209.2 million for the 39 weeks ended September 27, 2011, compared to $213.8 million for the prior year for a decrease of $4.5 million or 2.1%. Cost of sales increased 0.2%, as a percentage of net product sales, to 30.1%, compared to 29.9% in the prior year. This increase was largely due to higher ingredient costs, primarily cheese, dough and meat. Partially offsetting these increases for 2011 were higher net pricing and product mix changes reducing both pizza size (medium instead of large) and the number of toppings (3 toppings or less) as a result of simplified pricing and other product promotions compared to the $10 Any Pizza promotion, which was offered in the first half of the prior year and resulted in increased sales of large and specialty (3+ topping) pizzas.

Direct Labor. Direct labor costs for the 39 weeks ended September 27, 2011 as compared to the prior year were $204.3 million and $214.9 million, respectively, a decrease of $10.6 million, or 4.9%. Direct labor costs were 29.4% of net product sales for the 39 weeks ended September 27, 2011, a 0.6% decrease compared to the prior year. The favorable variance was primarily due to lower average wage rates realized from the labor optimization strategies and change in pay practices of certain team members implemented at the beginning of fiscal 2011, and improved labor efficiencies.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 39 weeks ended September 27, 2011 as compared to the prior year were $222.1 million and $229.0 million, respectively, a decrease of $6.9 million, or 3.0%. Other operating expenses were 31.9% of net product sales for the 39 weeks ended September 27, 2011 compared to 32.0% of net product sales for the prior year, a decrease of 0.1%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 39 weeks ended September 28, 2010	32.0%
Deleveraging of rent and occupancy costs	0.2
Decreased restaurant manager bonuses	(0.2)
Other expenses, net	(0.1)

Other restaurant operating expenses as a percentage of net product sales for the 39 weeks ended September 27, 2011	31.9%

As a percentage of net product sales, lower restaurant manager bonuses and other net expenses were partially offset by increased fixed and semi-fixed costs, primarily occupancy costs, due to deleveraging of these fixed expenses as a result of lower comparable store sales.

Depreciation expense for store operations was $23.4 million or 3.4% of net product sales for the 39 weeks ended September 27, 2011 compared to $24.5 million or 3.4% of net product sales for the prior year.

General and Administrative Expenses. General and administrative expenses for the 39 weeks ended September 27, 2011 were $39.4 million compared to $36.3 million for the prior year, an increase of $3.1 million or 8.5%. This increase was largely due to the reinstatement of certain employee related compensation expenses, higher field training costs and increased credit card transaction fees.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $9.0 million and $8.6 million for the 39 weeks ended September 27, 2011 and September 28, 2010, respectively.

Other. We recorded other expense of $1.5 million and $1.1 million for the 39 weeks ended September 27, 2011 and September 28, 2010, respectively. During the year-to-date period of 2011, we recorded $0.8 million for expenses incurred in connection with strategic alternatives considered by the Company and $0.7 million for facility impairment charges compared to $1.2 million in the prior year for facility impairment charges.

Interest Expense. Interest expense was $19.1 million for the 39 weeks ended September 27, 2011 compared to $22.2 million for the prior year, a decrease of $3.1 million due to lower average outstanding debt balances and lower interest rates as compared to the prior year. Our average outstanding debt balance decreased $33.9 million to $378.9 million for the 39 weeks ended September 27, 2011 as compared to $412.8 million in the prior year and our cash borrowing rate decreased 0.5% to 6.0% for the 39 weeks ended September 27, 2011 as compared to the prior year. Interest expense included $1.9 million for amortization of deferred debt issuance costs for both the 39 week periods of 2011 and 2010.

Income Taxes. For the 39 weeks ended September 27, 2011, we recorded income tax expense of $4.8 million which resulted in an effective income tax rate of 21.1% compared to an effective tax rate of 20.1%, or $4.5 million, for the prior year. The lower than statutory rates for both years were due to the impact of tax credits in relation to income before taxes.

Net Income. Net income for both the 39 week periods ended September 27, 2011 and September 28, 2010, respectively, was $18.1 million. Lower net sales and increased general and administrative expenses were more than offset by direct labor cost savings, decreased cost of sales, other restaurant operating and interest expenses resulting in a slight increase in net income as compared to the prior year.

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

Our working capital was $2.5 million at September 27, 2011. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit or minimal positive working capital because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our revolving line of credit for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At September 27, 2011, we had $57.3 million of borrowing capacity available under our revolving line of credit net of $17.7 million of outstanding letters of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Our operating activities provided net cash inflows of $68.4 million for the 39 weeks ended September 27, 2011 compared to $69.0 million for 2010. The decrease in cash flows from operations as compared to the prior year was primarily due to a $0.4 million decrease in changes in assets and liabilities largely due to the timing of payroll and the change in current income taxes, partially offset by a positive change in other assets and deferred items.

Cash flows from investing activities

Cash flows used in investing activities were $17.1 million during the 39 weeks ended September 27, 2011 compared to $11.8 million for the prior year. For the 39 weeks of 2011, we invested $17.8 million in capital expenditures, including the development of 17 new Delco units and 2 relocation Delco Units, compared to $13.9 million in the prior year. Additionally, in 2011 we received proceeds of $0.6 for asset sales compared to $2.1 million in the prior year for asset sales as a result of PHI’s exercise of its option to purchase five assets which were part of the fiscal 2008 and 2009 sale transactions.

We currently expect our capital expenditure investment to be approximately $36 million to $40 million in fiscal 2012. This estimate includes the development of 40 to 50 new Delco units.

Cash flows from financing activities

Net cash used in financing activities was $29.2 million for the 39 weeks ended September 27, 2011 compared to $30.5 million for 2010. During the first quarter of 2011, we paid our mandatory excess cash flow prepayment of $29.7 million on our senior secured credit facility utilizing cash reserves compared to a prepayment of $31.3 million made during the first quarter of 2010. During 2011 we completed a sale-leaseback transaction for one property for $0.5 million.

Based upon the amount of excess cash flow generated during fiscal 2010 and the Company’s leverage at fiscal 2010 year end, each of which is defined in the credit agreement for our senior secured credit facility, the Company was required to make an excess cash flow mandatory prepayment of $29.7 million. This amount was included in the current portion of long-term debt at December 28, 2010 and was paid utilizing our cash reserves on February 24, 2011. We currently expect that we will be required to make a similar payment in 2012 of between $20 million and $24 million depending upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this as a current liability.

As of September 27, 2011, we were in compliance with all of the financial covenants under our senior secured credit facility. Further, as shown in the following table, our financial leverage ratio has declined from 3.80x at fiscal 2010 year end to 3.60x as of September 27, 2011 as a result of our $29.7 million payment on our senior secured credit facility and improved operating results. Our ratios under the foregoing financial covenants in our credit agreement as of September 27, 2011 were as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	3.60x	Not more than 4.25x
Minimum interest coverage ratio	2.08x	Not less than 1.75x

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

Based upon current operations, we believe that our cash flows from operations, together with cash reserves and borrowings that are available under the revolving credit facility portion of our senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. Our $75.0 million revolving credit facility is due May 3, 2012, our term loan notes are due May 3, 2013 and our senior subordinated notes are due May 1, 2014. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions. Although we do not currently anticipate any problems in obtaining financing due to our historical results of operations and our generation of free cash flow, adverse changes in business or credit market conditions in the future could materially adversely affect our ability to refinance the existing indebtedness on reasonable terms. We will continue to evaluate the credit markets as we assess the future potential refinancing of our existing credit facility and our acquisition and other growth opportunities.

At September 27, 2011, we had $57.3 million of borrowing capacity available under our revolving line of credit net of $17.7 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the remaining $60.0 million of term loan capacity available under our existing credit facility.

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

	13 Weeks Ended		39 Weeks Ended
	Sept. 27, 2011	Sept. 28, 2010	Sept. 27, 2011	Sept. 28, 2010
Net income	$3,469	$3,489	$18,125	$18,069
Adjustments:
Interest expense	6,131	7,278	19,075	22,152
Income tax (benefit) expense	(480)	(222)	4,838	4,537
Depreciation and amortization	11,124	11,694	33,991	34,217
Net facility impairment charges	—	339	710	1,183
Pre-opening expenses and other	1,290	267	1,846	775

Adjusted EBITDA	$21,534	$22,845	$78,585	$80,933

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

Letters of Credit

As of September 27, 2011, we had letters of credit of $17.7 million issued under our existing credit facility in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our senior secured credit facility bear interest at a floating rate. As of September 27, 2011, we had $197.7 million in funded floating rate debt outstanding under our senior secured credit facility. We have interest rate swap agreements that provide for fixed rates as compared to the three-month LIBOR rate on the following notional amount of floating rate debt at September 27, 2011:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
Nov. 18, 2008	$30.0	2.81%	Nov. 18, 2011

After giving effect to this swap, which leaves us with $167.7 million of floating rate debt, a 100 basis point increase in this floating rate would increase annual interest expense by approximately $1.7 million.

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

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.20 per pound for the 39 weeks ended September 27, 2011 and $0.17 per pound for 2010) would have been approximately $8.3 million and $5.9 million for the 13 weeks ended September 27, 2011 and September 28, 2010, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2011, the court granted conditional collective action certification under the FLSA. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out.” On April 27, 2011, a third-party administrator mailed a notice to approximately 33,615 potential opt-ins. On or about July 15, 2011, the third-party administrator mailed a notice to an additional 5,682 potential opt-ins. The opt-in period for the first group closed on July 26, 2011. The period for the second group of opt-ins closed on or about October 11, 2011. As of October 12, 2011, approximately 5,588 opt-in notices have been returned. The parties have not yet briefed whether each notice was timely filed and reflects eligible drivers.

On March 23, 2011, in response to NPC’s summary-judgment motion, Plaintiffs’ filed an expert declaration in relation to NPC’s reimbursement model. On April 14, 2011, the Court ruled that it would hold the NPC summary-judgment motion in abeyance until the merits process is completed. The Court has set a trial date of November 1, 2012.

On July 22, 2011, plaintiffs’ filed a Rule 23 motion, seeking certification of a class of delivery drivers in each of the following eight states in which the state minimum wage is higher than the federal minimum wage: Arkansas, Colorado, Florida, Illinois, Iowa, Missouri, Oregon and Washington. Because Plaintiffs have moved for certification under Rule 23, the classes they seek would be opt-out classes. On September 21, 2011, NPC filed its opposition to plaintiffs’ Rule 23 motion. Plaintiffs’ filed their reply on October 21, 2011.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed, furnished or incorporated by reference the documents referenced below as exhibits to this Form 10-Q. The documents include certain agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

The exhibits that are required to be filed, furnished or incorporated by reference herein are listed in the Exhibit Index below (following the signatures page of this report).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2011.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Susan G. Dechant
Name:	Susan G. Dechant
Title:	Vice President—Administration and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement dated as of March 3, 2006 among NPC Acquisition Holdings, LLC, NPC International, Inc. and the stockholders of NPC International, Inc. named therein

2.2*	Merger Agreement dated as of May 3, 2006 between Hawk-Eye Pizza, LLC and NPC Management, Inc.

2.3	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.4	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of November 3, 2008 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.5	Amendment to Asset Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008)

2.6	Amendment to Asset Purchase and Sale Agreement dated as of December 8, 2008 among NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008)

2.7	Asset Purchase and Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of December 15, 2008 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2009)

2.8	Asset Sale Agreement by and between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. dated as of January 13, 2009 (incorporated herein by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.9	Amendment to Asset Sale Agreement dated as of February 12, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

2.10	Second Amendment to Asset Sale Agreement dated as of February 16, 2009 between NPC International, Inc., Pizza Hut of America, Inc. and Pizza Hut, Inc. (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2009)

3.1*	Amended and Restated Articles of Incorporation of NPC International, Inc.

3.2*	Bylaws of NPC International, Inc.

4.1*	Indenture dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc. and Wells Fargo Bank, National Association, related to the issue of the 9 1/2% Senior Subordinated Notes due 2014

4.2*	Form of 9 1/2% Senior Subordinated Note due 2014 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement dated as of May 3, 2006 among NPC International, Inc., NPC Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.

10.1*	Hawk-Eye Interests Purchase Agreement, dated as of May 3, 2006, among NPC International, Inc., Oread Capital Holdings, LLC and Troy D. Cook

10.2*	Credit agreement dated as of May 3, 2006 among NPC International, Inc., NPC Acquisition Holdings, LLC as a Guarantor, the other Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, N.A. and Sun Trust Bank, as Co-Documentation Agents, and the Lenders signatory thereto

10.4*	Advisory Agreement, dated as of May 3, 2006, among NPC International, Inc., NPC Acquisition Holdings, LLC and Merrill Lynch Global Partners, Inc.

10.7*	NPC International, Inc. Deferred Compensation and Retirement Plan

Exhibit No.	Document Description
10.8*	NPC International, Inc. POWR Plan for Key Employees

10.9*	Form of Location Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.10*	Form of Territory Franchise Agreement dated as of January 1, 2003 between Pizza Hut, Inc. and NPC Management, Inc.

10.11*	Purchase Agreement and Escrow Instructions dated as of August 26, 2006 between Realty Income Corporation and NPC International, Inc.

10.12*	Purchase Agreement dated as of April 25, 2006 among Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representative for the initial purchasers, NPC International, Inc, and NPC Management, Inc.

10.13	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 1999 (File No. 0-13007))

10.14*	ISDA Master Agreement dated as of June 6, 2006 between Merrill Lynch Capital Services, Inc. and NPC International, Inc.

10.15	NPC Acquisition Holdings, LLC Management Option Plan (including forms of executive and director option agreements) dated January 24, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007)

10.16	Amendment to Franchise Agreement dated as of December 25, 2007 between Pizza Hut, Inc. and NPC International, Inc. (incorporated herein by reference as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2008)

10.17	Swap Transaction Confirmation dated March 31, 2008 between Merrill Lynch Capital Services, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.22	Restricted Common Unit Bonus Award Agreement dated May 5, 2010 between NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2010)

10.23**	Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement with McLane Foodservice, Inc. dated August 11, 2010 (incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2010)

10.24	Amended and Restated Employment Agreement, dated as of February 16, 2011 among NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz (incorporated herein by reference as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2011)

10.25	Amended and Restated Employment Agreement, dated as of February 16, 2011 among NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook (incorporated herein by reference as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2011)

10.26	NPC International, Inc. Deferred Compensation and Retirement Plan as amended and restated effective March 1, 2011

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 23, 2007)

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Document Description
101	Financial statements from the quarterly report on Form 10-Q of NPC International, Inc. for the quarter ended September 27, 2011, filed on November 7, 2011, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 and 39 weeks ended September 27, 2011 and September 28, 2010, (ii) the Consolidated Balance Sheets (unaudited) at September 27, 2010 and December 28, 2010, (iii) the Consolidated Statements of Stockholders’ Equity (unaudited) for the 39 weeks ended September 27, 2011, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 39 weeks ended September 27, 2011 and September 28, 2010 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited) tagged as blocks of text.

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-138338) and incorporated herein by reference
**	Portions of these documents have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions of these documents are indicated with an asterisk.
***	Filed or furnished herewith